Form 10-K
period 1993-12-31
CENTRAL & SOUTH WEST CORP
filed 1994-03-31
CIK 18540

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended December 31, 1993

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
           For the transition period from ____________ to ____________

                          COMMISSION FILE NUMBER 1-1443
                       CENTRAL AND SOUTH WEST CORPORATION
             (Exact name of registrant as specified in its charter)

        DELAWARE                                         51-0007707
(State of incorporation)                       (IRS Employer Identification No.)

                1616 Woodall Rodgers Freeway, Dallas, Texas 75202
          (Address of principal executive offices, including zip code)
        Registrant's telephone number, including area code:  214/777-1000
                                ________________

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
Title of each class                                    on which registered
Common Stock, $3.50 par value                        New York Stock Exchange
                                                     Midwest Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None
                                 ________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  Yes   X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K[X] .

Aggregate market value of the Common Stock of the Corporation at January 31, 1994 held by nonaffiliates was approximately $5.6 billion. Number of shares of Common Stock outstanding at January 31, 1994: 188,408,496.

                       DOCUMENTS INCORPORATED BY REFERENCE
Notice of Annual Meeting and Proxy Statement of Central and South West Corporation dated March 9, 1994 are incorporated into Part III hereof.

                                TABLE OF CONTENTS


                                                                    PAGE
GLOSSARY OF TERMS................................................... 3

                                     PART I

ITEM 1.  BUSINESS
         General.................................................... 5
         Regulation and Rates....................................... 8
         Nuclear....................................................11
         Utility Operations.........................................13
         Consolidated Operating Statistics..........................16
         Construction and Financing.................................17
         Fuel Supply................................................18
         Environmental Matters......................................20
         Non-Utility Operations.....................................24
ITEM 2.  PROPERTIES.................................................28
ITEM 3.  LEGAL PROCEEDINGS..........................................30
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........31

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER  MATTERS.......................................32
ITEM 6.  SELECTED FINANCIAL DATA....................................33
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS..................................34
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................48
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE........................76

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........76
ITEM 11. EXECUTIVE COMPENSATION.....................................76
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.................................................76
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............76

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K................................................77

GLOSSARY OF TERMS
The following abbreviations or acronyms used in this text are defined below:

Abbreviation or Acronym  Definition
AFUDC .................. Allowance for funds used during construction
APBO.................... Accumulated Postretirement Benefit Obligations
APS..................... Arizona Public Service Company
Arkansas Commission..... Arkansas Public Service Commission
Austin.................. City of Austin, Texas
Bankruptcy Court........ United States Bankruptcy Court for
                         the Western District of Texas, Austin Division, before which the El Paso bankruptcy reorganization proceeding, Case No. 92-10148-FM, is pending
Bcf..................... Billion cubic feet
BIP..................... Business Improvement Plan
Btu..................... British thermal unit
CERCLA.................. Comprehensive Environmental Response, Compensation and
                         Liability Act of 1980
Cities.................. Several cities in CPL's service territory
Confirmation Date....... December 8, 1993, the confirmation date for the
                         Modified Plan
Corporation or CSW...... Central and South West Corporation, Dallas, Texas
Court of Appeals........ Court of Appeals, Third District of Texas, Austin,
                         Texas
CPL..................... Central Power and Light Company, Corpus Christi, Texas
CSF..................... Customer Supplied Fuel Program
CSW Common.............. CSW common stock, $3.50 par value per share
CSW Credit.............. CSW Credit, Inc., Dallas, Texas
CSWE.................... CSW Energy, Inc., Dallas, Texas
CSW Leasing............. CSW Leasing, Inc., Dallas, Texas
CSW System.............. CSW and its subsidiaries
CSWS.................... Central and South West Services, Inc., Dallas, Texas
CWIP.................... Construction work in progress
DET..................... Diagnostic Evaluation Team
District Court.......... State District Courts of Travis County, Texas
DOE..................... United States Department of Energy
Effective Date.......... The effective date of the Modified Plan
El Paso................. El Paso Electric Company
El Paso Common.......... El Paso common stock, no par value
Electric Operating
  Companies............. CPL, PSO, SWEPCO and WTU
EMF..................... Electric and magnetic fields
Energy Policy Act....... National Energy Policy Act of 1992
EPA..................... United States Environmental Protection Agency
EPS..................... Earnings per share
EWG..................... Exempt Wholesale Generators
FERC.................... Federal Energy Regulatory Commission
FMB..................... First Mortgage Bond
FUSER................... Fuel Supply Electricity Rider
HLP..................... Houston Lighting & Power Company
Holding Company Act..... Public Utility Holding Company Act of 1935, as amended
IBEW.................... International Brotherhood of Electrical Workers
IGER.................... Industrial Gas/Electricity Rider
KWH..................... Kilowatt-hour
Louisiana Commission.... Louisiana Public Service Commission
Merger.................. The proposed merger whereby El Paso would become a wholly owned subsidiary of the Corporation
Merger Agreement........ Agreement and Plan of Merger between El Paso and CSW, dated as of May 8, 1993, as amended
MGP..................... Manufactured gas plant
Mirror CWIP............. Mirror Construction Work in Progress
MMcf/d.................. Million cubic feet of gas per day
Modified Plan........... Modified Third Amended Plan of Reorganization
MTN..................... Medium-term note
MW...................... Megawatt
New Mexico Commission... New Mexico Public Utility Commission
Notes................... Notes to Consolidated Financial Statements
NRC..................... Nuclear Regulatory Commission
Oklahoma Commission..... Corporation Commission of the State of Oklahoma
Oklaunion............... Oklaunion Power Station Unit No. 1
Operating Companies..... CPL, PSO, SWEPCO, WTU, and Transok
OPUC.................... Office of Public Utility Counsel
Palo Verde.............. Palo Verde Nuclear Generating Station
PCB..................... Polychlorinated biphenyl
PCRB.................... Pollution Control Revenue Bond
Project Manager......... HLP, the Project Manager for STP
PRP..................... Potentially responsible party
PSO..................... Public Service Company of Oklahoma, Tulsa, Oklahoma
RCRA.................... Federal Resource Conservation and Recovery Act of 1976.
San Antonio............. City of San Antonio, Texas
SEC..................... Securities and Exchange Commission
SFAS.................... Statement of Financial Accounting Standards
SPS..................... Southwestern Public Service Company
STP..................... South Texas Project nuclear electric generating station
STP Unit 1 Order........ October 1990 Texas Commission STP Unit 1 Final Order
STP Unit 2 Order........ December 1990 Texas Commission STP Unit 2 Final Order
SWEPCO.................. Southwestern Electric Power Company, Shreveport,
                         Louisiana
Texas Commission........ Public Utility Commission of Texas
TEX/CON................. TEX/CON Oil and Gas Company
TEX/CON Assets.......... Gas gathering, transmission, processing and marketing assets of TEX/CON Oil and Gas Company
TIEC.................... Texas Industrial Energy Consumers
TNRCC................... Texas Natural Resource Conservation Commission,
                         formerly the Texas Water Commission
TSA..................... Texas State Agencies
Transok................. Transok, Inc., Tulsa, Oklahoma
USI..................... Utility Services, Inc.
Westinghouse............ Westinghouse Electric Corporation
WTU..................... West Texas Utilities Company, Abilene, Texas

PART I

ITEM 1.  BUSINESS.

GENERAL

          CSW, incorporated under the laws of Delaware in 1925, is a registered holding company under the Holding Company Act and owns all of the outstanding shares of common stock of the Operating Companies, CSWS, CSW Credit, and CSWE. In addition, CSW owns 80% of the outstanding shares of common stock of CSW Leasing. The corporate predecessors of CSW and the Electric Operating Companies date back to the 19th century.

          The Electric Operating Companies are public utility companies engaged in generating, purchasing, transmitting, distributing and selling electricity.

           CPL and WTU operate in portions of south and central west Texas, respectively; PSO operates in portions of eastern and southwestern Oklahoma; and SWEPCO operates in portions of northeastern Texas, northwestern Louisiana and western Arkansas. Transok is an intrastate natural gas gathering, transmission, processing, storage and marketing company which transports for and sells natural gas to PSO and for the other Electric Operating Companies, as well as processing, transporting and selling natural gas to and for nonaffiliates. CSWS performs, at cost, various accounting, engineering, tax, legal, financial, electronic data processing, centralized economic dispatching of electric power and other services for the CSW System. CSW Credit, purchases accounts receivable of the Operating Companies and unaffiliated electric and gas utilities. CSWE pursues cogeneration projects and other energy ventures. CSW Leasing, invests in leveraged leases.

           At December 31, 1993 the Electric Operating Companies' service areas were as follows:

                                 SERVICE AREA
                            ESTIMATED    APPROXIMATE
           COMPANY         POPULATION    SQUARE MILES
           CPL              1,945,000          44,000
           PSO              1,019,000          30,000
           SWEPCO             899,000          25,000
           WTU                409,000          53,000
           ------------------------------------------
           CSW SYSTEM       4,272,000         152,000
           ------------------------------------------

          At December 31, 1993, the Electric Operating Companies supplied electric service to approximately 1,633,000 retail customers. In addition, they supplied, at wholesale, all or a portion of the electric energy requirements of 8 municipalities and 26 rural electric cooperatives. The largest cities served by the Electric Operating Companies at retail are: Corpus Christi, Abilene, Laredo, San Angelo and Longview in Texas; Tulsa and Lawton in Oklahoma; Shreveport and Bossier City in Louisiana; and Texarkana in Arkansas and Texas.

          In 1993, the CSW System companies contributed the following percentages to aggregate operating revenues, operating income and net income for common stock.
                                                      TOTAL
                              CPL  PSO  SWEPCO  WTU  ELECTRIC  TOK  OTHER  TOTAL
- --------------------------------------------------------------------------------
OPERATING REVENUES            33%  19%   22%     9%     83%    16%    1%    100%
OPERATING INCOME              41%  16%   25%    10%     92%     6%    2%    100%
NET INCOME FOR COMMON STOCK   51%  15%   25%    10%    101%     6%   (7)%   100%

         The relative contributions of the CSW System companies to the aggregate operating revenues, operating income and net income for common stock differ somewhat from year to year due to variations in weather, fuel costs reflected in charges to customers, timing and amount of rate changes, amounts of CWIP included in rate base and other factors including changes in business conditions and the operating status for non-utility business. In 1993, approximately 63% of the CSW System's electric revenues were earned in Texas, 23% in Oklahoma, 8% in Louisiana and 6% in Arkansas.

Proposed Acquisition of El Paso Electric Company
        In May 1993, the Corporation entered into a Merger Agreement pursuant to which El Paso would emerge from bankruptcy as a wholly owned subsidiary of the Corporation. El Paso is an electric utility company headquartered in El Paso, Texas, engaged principally in the generation and distribution of electricity to approximately 262,000 retail customers in west Texas and southern New Mexico. El Paso also sells electricity under contract to wholesale customers in such diverse locations as southern California and Mexico. El Paso had filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code on January 8, 1992.

        On July 30, 1993, El Paso filed the Modified Plan and a related proposed form of Disclosure Statement providing for the acquisition of El Paso by the Corporation. On November 15, 1993, all voting classes of creditors and shareholders of El Paso voted to approve the Modified Plan. On December 8, 1993, the Bankruptcy Court confirmed the Modified Plan.

        Under the Modified Plan, the total value of the Corporation's offer to acquire El Paso is approximately $2.2 billion. The Modified Plan generally provides that El Paso creditors and shareholders will receive shares of CSW Common, cash and/or securities of El Paso, or will have their claims cured and reinstated. Under the Modified Plan, claims of secured creditors generally will be paid in full with debt securities of reorganized El Paso, and unsecured creditors generally will receive a combination of debt securities of reorganized El Paso and CSW Common equal to 95.5 percent of their claims, except for small trade creditors that will be paid in full with cash. El Paso's preferred shareholders will receive preferred shares of reorganized El Paso, CSW Common or cash. Options to purchase El Paso Common will be converted into options to purchase a proportionate number of shares of CSW Common. In addition, under the Modified Plan unsecured creditors (i) accrue interest on their claims from their respective motion filing dates through and payable on the Confirmation Date, and
(ii) thereafter, will be paid interest on a quarterly basis through the Effective Date.

        Based on information provided by El Paso, 35,544,330 shares of El Paso Common were outstanding as of the Confirmation Date. Pursuant to the Modified Plan, El Paso's common shareholders will receive between $3.00 and $4.50 (plus certain dividends) per share of El Paso Common to be paid in CSW Common as described below. Each share of El Paso Common will be converted on the Effective Date into the number of shares of CSW Common with a value (based on a value of $29.4583 per share of CSW Common) equal to the sum of (i) $3.00 per share of El Paso Common outstanding on the Confirmation Date, (ii) any proceeds received by El Paso prior to the Effective Date from certain contingent claims (based on a value of CSW Common equal to the closing price on the New York Stock Exchange on the day such proceeds are received by El Paso), and (iii) the dividends that would be deemed to have been paid on the amounts described in items (i) and (ii) above from the Confirmation Date or the date upon which such contingent claims are converted into cash, as the case may be, through and including the Effective Date, as well as dividends that would have been paid on such dividends; provided, however, that the sum of (i) and (ii) above will not exceed $4.50 multiplied by the number of shares of El Paso Common outstanding on the Confirmation Date. If $4.50 per share of El Paso Common has not been realized under items (i) and (ii) above and any of the contingent claims are remaining on the Effective Date, a liquidation trust will be established pursuant to the Modified Plan and El Paso's rights in those contingent claims will be assigned to the trust. Proceeds resulting from disposition of the assets in the liquidation trust, if any, will be distributed pro rata to the holders of El Paso Common up to $4.50 per share under items (i) and (ii) above, with any net proceeds thereafter to be returned to El Paso.

       The aggregate number of shares of CSW Common to be issued pursuant to the Modified Plan in respect of claims and interests thereunder cannot be determined at this time, except as described above, due to certain contingencies. Those contingencies include the future price of CSW Common, future dividend rates on CSW Common, the amount of CSW Common that will be issued to creditors and preferred stockholders of El Paso, and the timing of the Effective Date. While the total number of shares of CSW Common to be issued cannot be determined at this time, the total value of such shares is projected to be approximately $770 million based on the anticipated Effective Date in early 1995.

        The Merger is subject to numerous conditions set forth in the Merger Agreement, including but not limited to (i) the receipt of all required regulatory approvals and third party consents, (ii) the absence of a material adverse effect or facts or circumstances that could result in a material adverse effect on El Paso or the prospects for the business of El Paso or the Corporation, (iii) transfer to El Paso of good and marketable title to El Paso's share of Palo Verde, (iv) performance by El Paso, the Corporation and the Corporation's acquisition subsidiary, CSW Sub, Inc. in all material respects of all covenants contained in the Merger Agreement and (v) the occurrence of the Effective Date. Required regulatory approvals and filings in connection with the Merger include approvals of the FERC, the SEC, the Texas Commission, the New Mexico Commission, the NRC, and filings with the Department of Justice and the Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The status of the regulatory approval process is discussed below. The Corporation believes the Merger will be completed within the next 18 months.

        The Merger Agreement also provides that the Corporation and El Paso have the right to terminate the Merger Agreement under specified circumstances including without limitation, (i) the filing of a stand-alone rate plan by El Paso, (ii) the failure of the Effective Date to occur within 24 months of the Confirmation Date, or (iii) the entering of any order denying any of the required regulatory approvals. In the event the Merger Agreement is terminated, a termination fee is payable in limited circumstances. El Paso is required to pay a termination fee of $50 million to the Corporation if El Paso terminates the Merger Agreement and subsequently consummates a Merger with another party. The Corporation and El Paso would be required to pay a $25 million termination fee to the other party in the case of termination based upon a material breach of the Merger Agreement or failure to approve an extension of time permitted to consummate the Merger under specified circumstances.

        On January 10, 1994, the Corporation and El Paso filed a joint application with the Texas Commission requesting a determination that the Merger is consistent with the public interest. As a part of the application, the Corporation proposed a three-step rate settlement plan, contingent upon the Texas Commission's approval of the Merger, that seeks to limit El Paso's proposed $41.4 million initial base rate increase for Texas customers, discussed below, to $25 million. In addition, the filing proposes to reduce El Paso's fixed fuel factors by $12.8 million and refund $16.4 million from a one-time fuel reconciliation. As a result of the proposed annual reductions in fuel cost, El Paso's rates would not increase during the first year of the settlement plan. The settlement plan also provides for a three-year freeze on additional base rate increases; a limitation on the frequency of base rate increases following the rate freeze period through 2001 to not more than once every other year (i.e., 1997, 1999, and 2001), and a limitation on the amount of the 1997, 1999 and 2001 base rate increases to an amount not to exceed eight percent of total revenues.

        On January 10, 1994, El Paso separately filed with the Texas Commission for a base rate increase, exclusive of fuel, of approximately $41.4 million. The proposed rate increase represents what El Paso believes is supported under Texas law and prior Texas Commission orders, adjusted to reflect its proposed acquisition by the Corporation. If the Texas Commission were to approve El Paso's request, the net effect would be to raise rates significantly higher than those proposed in the settlement plan.

        The Corporation cannot predict at this time whether the settlement plan will be adopted by the Texas Commission as proposed, or whether the Merger will be found to be consistent with the public interest. The Corporation and El Paso have requested that the Texas Commission schedule hearings on the proposed Merger so that a final order can be issued by mid February 1995. The
Corporation can give no assurances, however, on the nature or timing of the Texas Commission's consideration of the Merger.

       On November 4, 1993, CSWS, as agent for the Electric Operating Companies, and El Paso, filed an application with the FERC under the Federal Power Act seeking an order of the FERC and requiring SPS to provide firm and non-firm transmission services in connection with the transfers of power between PSO and El Paso in connection with the post-Merger coordinated operations of the
Electric Operating Companies and El Paso. The intent of the transmission services is to meet the requirement of the Holding Company Act that the Electric Operating Companies and El Paso be physically interconnected or capable of physical interconnection and economic operation as a single interconnected and coordinated electric system. SPS has subsequently requested that the application be dismissed or, in the alternative, be set for hearing.

       On January 10, 1994, as supplemented on January 13, 1994, CSWS, on behalf of the Electric Operating Companies, and El Paso filed a joint application with the FERC requesting approval by the FERC of the Merger. CSWS and El Paso have requested expedited consideration of the joint application, but the Corporation cannot predict at this time when the FERC will issue a decision on the joint application.

        On January 10, 1994, the Corporation filed with the SEC an application under the Holding Company Act seeking authorization of (i) the Merger, (ii) the issuance of securities by the Corporation and El Paso in connection with the Modified Plan and Merger and certain related transactions, and (iii) to engage in certain hedging transactions in connection with the Merger.

       On January 13, 1994, APS, as operating agent for Palo Verde, joined by El Paso, filed a request with the NRC (i) for consent to the indirect transfer of El Paso's interest in the operating licenses for Palo Verde Units 1, 2, and 3 that will occur as a result of the Merger, and (ii) to amend the operating licenses for Units 2 and 3 to delete provisions of those licenses related to El Paso's sale and leaseback transactions involving those units. The request to the NRC specifies that the proposed amendments to the operating licenses and consent become effective on the Effective Date, but the Corporation cannot predict at this time whether and when the approvals and consent will be granted.

        On March 14, 1994, the Corporation and El Paso filed an application with the New Mexico Commission seeking approval of their pending Merger. The Corporation, in conjunction with El Paso, plans to seek approval of rate relief in New Mexico and the issuance of securities in connection with the Merger at a later date.

        The Corporation is vigorously pursuing the receipt of all regulatory approvals required in order to consummate the Merger. The Corporation can give no assurances, however, as to whether the required regulatory approvals will be received, and if they are received, the timing of the receipt.

        See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Proposed El Paso Merger, for further information.

REGULATION AND RATES

Regulation
         The CSW System is subject to the jurisdiction of the SEC under the Holding Company Act with respect to the issuance, acquisition and sale of securities; acquisition and sale of certain assets or any interest in any business; and, accounting practices and other matters. The Holding Company Act generally limits the operations of a registered holding company to a single integrated public utility system, plus such additional businesses as are functionally related to such system.

         The Electric Operating Companies have been classified as public utilities under the Federal Power Act and accordingly the FERC has jurisdiction in certain respects over their electric utility facilities and operations, wholesale rates, and in certain other matters.

         The Electric Operating Companies are subject to the jurisdiction of various state commissions as to rates, accounting matters, standards of service and, in some cases, issuance of securities, certification of facilities and extensions and division of service territories.

National Energy Policy Act of 1992
         Enacted in 1992, the Energy Policy Act allows the FERC, on a case-by-case basis and with certain restrictions, to order wholesale transmission access and to order electric utilities to enlarge their transmission systems. The Energy Policy Act does, however, prohibit FERC-ordered retail wheeling, including "sham" wholesale transactions. Further, under the Energy Policy Act a FERC transmission order requiring a transmitting utility to provide wholesale transmission service must include provisions generally that permit the utility to recover from the FERC applicant all of the costs incurred in connection with the transmission services, any enlargement of the transmission system and associated services.

         In addition, the Energy Policy Act revised the Holding Company Act to permit utilities, including registered holding companies, and non-utilities to form EWGs. An EWG is a new category of non-utility wholesale power producer that is free from most federal and state regulation, including the principal restrictions of the Holding Company Act. These provisions enable broader participation in wholesale power markets by reducing regulatory hurdles to such participation.

Rates
         The retail rates of the Electric Operating Companies are subject to regulation in Arkansas by the Arkansas Commission, in Louisiana by the Louisiana Commission and in Oklahoma by the Oklahoma Commission. The Texas Commission has original jurisdiction over retail rates in the unincorporated areas of Texas. The governing bodies of incorporated municipalities have such jurisdiction over rates within their incorporated limits. Municipalities may elect, and some have elected, to surrender this jurisdiction to the Texas Commission. The Texas Commission has appellate jurisdiction over rates set by incorporated municipalities.

        In March 1993, the Oklahoma Commission issued an interim order approving an Administrative Law Judge's report recommending that PSO be allowed an interim increase in prices of $10.1 million on an annual basis, subject to refund. In December 1993, the Oklahoma Commission issued an order unanimously approving a joint stipulation between PSO, the Oklahoma Commission Staff, and the Office of the Attorney General of the State of Oklahoma, as recommended by the Administrative Law Judge. The order allows PSO an increase in retail prices of $14.4 million on an annual basis, which represents an approximate $4.3 million increase above that authorized by the March 1993 interim order. In January 1994, the Oklahoma Commission issued an order unanimously approving PSO's price schedules effecting the $14.4 million price increase. The new prices became effective beginning with the billing month of February 1994. PSO agreed that it will not file another retail price increase application until after June 30, 1995.

        See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION and RESULTS OF OPERATIONS - Recent Developments and Trends - CPL Cities' Rate Case and ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -
NOTE 10, Litigation and Regulatory Proceedings, for further information with respect to rate proceedings, including CPL's and WTU's deferred accounting matters and CPL's rate case and fuel reconciliation proceedings.

Fuel Recovery
         Electric utilities in Texas, including CPL, SWEPCO and WTU, are not allowed to make automatic adjustments to recover changes in fuel costs from retail customers. A utility is allowed to recover its known or reasonably predictable fuel costs through a fixed fuel factor. The Texas Commission has established new procedures that became effective May 1, 1993, subject to certain transition rules, whereby each utility under its jurisdiction may petition to revise its fuel factor every six months according to a specified schedule. Fuel factors may also be revised in the case of emergencies or in a general rate proceeding. Under the revised procedures a utility will remain subject to the prior rules until after its first fuel reconciliation or in some instances a general rate proceeding including a fuel reconciliation. Management does not believe the new rules substantially change the manner in which the Electric Operating Companies will recover retail fuel costs in Texas. Fuel factors are in the nature of temporary rates and the utility's collection of revenues by such factors is subject to adjustments at the time of a fuel reconciliation. Under the new procedures, at the utility's semi-annual adjustment date, a utility will be required to petition the Texas Commission for a surcharge or to make a refund when it has materially under-or over-collected its fuel costs and projects that it will continue to materially under-or over-collect. Material under-or over-collections including interest are defined as four percent of the most recent Texas Commission adopted annual estimated fuel cost for the utility. A utility does not have to revise its fuel factor when requesting a surcharge or refund. An interim emergency fuel factor order must be issued by the Texas Commission within 30 days after such petition is filed by the utility. Final reconciliation of fuel costs is made through a reconciliation proceeding, which may contain a maximum of three years and a minimum of one year of reconcilable data, and must be filed with the Texas Commission no later than six months after the end of the period to be reconciled. In addition, a utility must include a reconciliation of fuel costs in any general rate proceeding regardless of the time since its last fuel reconciliation proceeding. Any fuel costs which are determined unreasonably incurred in a reconciliation proceeding must be refunded to customers.

         All KWH sales to PSO's retail customers for 1993, except for FUSER and CSF customers, discussed below, were made under rates which include a fuel cost adjustment clause. Oklahoma law requires that an examination of PSO's retail fuel cost adjustment clause be performed annually by the Oklahoma Commission. The fuel cost adjustment is computed for each month on the basis of the average cost of fuel consumed in the month. The amount of any difference in such cost over or under a base rate is applied on a KWH basis and reflected in adjustments to customers' bills during the second month subsequent to the month in which the difference occurred.

         The FUSER program, for qualified commercial and industrial customers, and the CSF program, for qualified wholesale customers, were developed to allow program participants to purchase natural gas directly from suppliers, at negotiated prices, to be delivered to and burned in PSO's gas-fired power plants, resulting in reduced prices because of the low cost spot gas fuel provided. Under the programs, participants could deliver sufficient quantities of natural gas to meet 70% of their generation requirements with the remaining 30% met with PSO-supplied coal. The FUSER program replaced the IGER program in 1991. These programs were similar except IGER customers delivered sufficient quantities of natural gas to meet 100% of their generation requirements. The FUSER and CSF programs resulted in lower electric costs to all classes of PSO's customers. The FUSER program was canceled effective October 1, 1993 because changing market and supply conditions eliminated the economic viability of the program. The CSF program remains in place although no customers participated in the program during 1993.

         SWEPCO's retail rates currently in effect in Louisiana are adjusted based on SWEPCO's cost of fuel in accordance with a fuel cost adjustment which is applied to each billing month based on the second previous month's average cost of fuel. Provision for any over- or under-recovery of fuel costs is allowed under an automatic fuel clause. Under SWEPCO's fuel adjustment rider currently in effect in Arkansas, the fuel cost adjustment is applied for each billing month on a basis which permits SWEPCO to recover the level of fuel cost experienced two months earlier.

         On March 17, 1994, SWEPCO filed a petition with the Texas Commission to reconcile fuel costs for the period November 1989 through December 1993. Total Texas jurisdictional fuel expenses subject to reconciliation for this 50-month period were approximately $559 million. SWEPCO's net under-recovery for the reconciliation period was approximately $900,000. This is SWEPCO's first reconciliation proceeding under the Texas Commission's current fuel rule.

         All of the Electric Operating Companies' contracts with their wholesale customers contain FERC approved fuel-adjustment provisions that permit them to automatically pass actual fuel costs through to their customers.

        In the event that the Electric Operating Companies do not recover all of their fuel costs under these procedures, such event could have an adverse effect on the Corporation's consolidated results of operations.

        On April 15, 1991, TIEC filed suit in the District Court challenging the Texas Commission's final order on SWEPCO's fuel reconciliation proceeding. In the Texas Commission's order, SWEPCO was allowed to recover $12 million of a claimed $14 million fuel cost under-recovery and related interest. On January 5, 1994, after TIEC unsuccessfully pursued intermediate appeals, the Texas Supreme Court rejected TIEC's subsequent request for an appeal and that decision in now final.

        See ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND   RESULTS   OF  OPERATIONS,  for  a  discussion  of  CPL's   upcoming   fuel
reconciliation proceeding.

        See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTE 10, Litigation and Regulatory Proceedings, for further information relating to regulation and rates.

         See    ITEM    1.    BUSINESS -- NUCLEAR, for information  relating  to
nuclear regulation.

         See ITEM 1. BUSINESS -- ENVIRONMENTAL MATTERS, for information relating to environmental regulation.

NUCLEAR

Introduction
          CPL owns 25.2% of STP, a two-unit nuclear power plant which is located near Bay City, Texas. In addition, HLP, the Project Manager, owns 30.8%; San Antonio owns 28.0%; and Austin owns 16.0%. STP Unit 1 was placed in service in August 1988 and STP Unit 2 was placed in service in June 1989.

        Units 1 and 2 of STP were shut down in early February 1993 in an unscheduled outage resulting from mechanical problems relating to two auxiliary feed water pumps. HLP determined that the units would not be restarted until the equipment failures had been corrected and the NRC briefed of the causes of these failures and the corrective actions that were taken. The NRC formalized that commitment in a confirmatory action letter. The NRC has been working with the Project Manager and a diagnostic evaluation of STP was completed in May 1993. In June 1993, the NRC's DET issued a report which identified a number of areas requiring improvement at STP. After review of the DET report, the NRC announced in June 1993 that STP was placed on its "watch list" of plants with "weaknesses that warrant increased NRC attention." Plants on the watch list are subject to tighter NRC oversight than plants that are not on the list.

         During the outage, the necessary improvements have been made by HLP to address the issues in the confirmatory action letter, as supplemented. On February 15, 1994, the NRC agreed that the confirmatory action letter issues had been resolved with respect to Unit 1, and that it supported HLP's recommendation that Unit 1 was ready to restart. Unit 1 restarted in late February 1994 and operated at low power for three days. The Project Manager then shut down Unit 1 due to a problem with a steam generator feedwater valve and a steam generator tube leak. The Project Manager made the necessary repairs and restarted Unit 1 in late March 1994. The Project Manager estimates that Unit 2 will restart during the second quarter of 1994.

Westinghouse Litigation
         CPL and the other owners of STP are plaintiffs in a lawsuit filed October 1990 in the District Court in Matagorda County, Texas against Westinghouse, seeking damages and other relief. The suit alleges that Westinghouse supplied STP with defective steam generator tubes that are susceptible to stress corrosion cracking. Westinghouse filed an answer to the suit in March 1992, denying the plaintiffs' allegations. The suit is currently in the discovery phase.

         Inspections during the current STP outage have detected early signs of stress corrosion cracking in tubes at STP Unit 1, but the resulting remedial measures to date have not resulted in a material expense to CPL. Management believes that any additional problems would develop gradually and could be monitored by the operators of STP. An accurate estimate of the costs of remedying any such problem currently is unavailable due to many uncertainties, including among other things, the timing of repairs, which may coincide with scheduled outages, and the recoverability of amounts from Westinghouse and any insurers. Management believes that the ultimate resolution of this matter will not have a materialadverse effect on the Corporation's consolidated results of operations.

Other
         The ownership of a nuclear generating unit exposes CPL and indirectly the Corporation to significant special risks. Under the Atomic Energy Act of 1954 and Energy Reorganization Act of 1974, operation of nuclear plants is intensively regulated by the NRC, which has broad power to impose licensing and safety-related requirements. Along with other federal and state agencies, the NRC also has extensive regulations pertaining to the environmental aspects of nuclear reactors. The NRC has the authority to impose fines and/or shut down a unit until compliance is achieved, depending upon its assessment of the severity of the situation.

         The high degree of regulatory monitoring and controls to assure safe operation could cause the STP units to be out of service for long periods of time. Outages are also necessary approximately every 18 months for refueling. Because STP's fuel costs are lower than any other CPL units, CPL's average fuel costs are expected to be higher whenever an STP unit is down or operates below the prior period's average capacity.

         Risks  of  substantial liability arise from the operation  of  nuclear-
fueled generating units and from the use, handling, disposal and possible radioactive emissions associated with nuclear fuel. While CPL carries insurance, the availability, amount and coverage thereof is limited and may become more limited in the future. The available insurance may not cover all types or amounts of loss or expense which may be experienced in connection with the ownership of STP.

         The Price-Anderson Act, a comprehensive statutory arrangement providing limitations on nuclear liability and governmental indemnities is in effect until August 1, 2002. Revisions enacted in early 1994 changed the previously reported limit of liability under the Price-Anderson Act, for licensees of nuclear power plants, to $9.4 billion per incident. The owners of STP are insured for their share of the liability through a combination of private insurance amounting to $200 million and mandatory industrywide program for self-insurance totaling $9.2 billion. The maximum amount that each licensee may be assessed under the industry-wide program of self-insurance following a nuclear incident at an insured facility is $79.3 million (which amount may be adjusted for inflation) for each licensed reactor, but not more than $10 million per reactor for each nuclear incident in any one year. CPL and each of the other STP owners are subject to such assessments, which CPL and the other owners have agreed will be borne on the basis of their respective ownership interests of STP. For purposes of these assessments, STP has two licensed reactors.

         See  ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -  NOTE  11,
Commitments  and  Contingent  Liabilities  -  Nuclear  Insurance,  for   further
information.

        The Corporation would be subject to more of the special risks associated with nuclear power generation upon the consummation of the pending Merger with El Paso. After the Merger the Corporation will own a substantial interest in the Palo Verde nuclear power plant in Arizona.

         See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, for information regarding the proposed Merger with El Paso and ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - Note 10, Litigation and Regulatory Proceedings, for information regarding the outage at STP.

         See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, for further information relating to STP.

         See ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTE 10, Litigation and Regulatory Proceedings, for information relating to the STP final rate orders, the STP - related rate and fuel reconciliation proceedings and deferred accounting.

         See ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTE 11, Commitments and Contingent Liabilities, for information relating to nuclear insurance.

UTILITY OPERATIONS

Peak Loads and System Capabilities of the Electric Operating Companies
         The following table sets forth for the last three years the net CSW System capability (including the net amounts of contracted purchases and contracted sales) at the time of peak demand, the maximum coincident CSW System demand on a one-hour integrated basis (exclusive of sales to other electric utilities) and the respective amounts and percentages of peak demand generated by the Electric Operating Companies and net purchases and sales:

                                                    1993       1992      1991
- -------------------------------------------------------------------------------
NET SYSTEM CAPABILITY (MW)                         12,242(1)  13,041(1) 13,623
MAXIMUM COINCIDENT SYSTEM DEMAND (MW)              11,464     10,606    10,203
INCREASE (DECREASE) IN PEAK DEMAND OVER PRIOR
  PERIOD                                           8.1%       3.9%      (1.9)%
GENERATION AT TIME OF PEAK (MW)                    10,624     10,426    10,339
PERCENT OF PEAK DEMAND GENERATED                   92.7%      98.3%     101.3%
NET PURCHASES (SALES) AT TIME OF PEAK (MW)         840        180       (136)
PERCENT OF NET PURCHASES (SALES) AT TIME OF PEAK   7.3%       1.7%      (1.3)%
DATE OF MAXIMUM COINCIDENT SYSTEM DEMAND           AUGUST 18  AUGUST 10 AUGUST 1

        (1) CSW's 1993 and 1992 net system capability at the time of peak demand was less than 1991 net system capability due to unit outages.

         The Electric Operating Companies exchange power on an emergency or economy basis with various neighboring systems and engage in economy interchanges with the other Electric Operating Companies in the CSW System. In addition, they contract with certain systems for the purchase or sale of power on system and unit capacity bases.

         The CSW System operates on an interstate basis to facilitate exchanges of power. PSO and WTU are interconnected through the 200,000 KW North HVDC Tie. In August 1992, SWEPCO and CPL entered into an agreement with HLP and Texas Utilities Electric Company to construct and operate an East Texas HVDC transmission interconnection which will facilitate exchanges of power for the CSW System. This interconnection will consist of a back-to-back HVDC converter station and 16 miles of 345 kilovolt transmission line connecting transmission substations at SWEPCO's Welsh Power Plant and Texas Utilities Electric Company's Monticello Power Plant. In March 1993, an application for a Certificate of Convenience and Necessity for the transmission interconnection was approved by the Texas Commission. This 600,000 KW project is scheduled to be completed in 1995.

        See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Competition and Industry Challenges, for a discussion of certain tariffs recently filed at FERC.

Competition
         The Electric Operating Companies generally have the exclusive right, or coextensive right with a limited number of other suppliers, to sell electric power at retail within their service areas. They compete in their service areas with suppliers of alternative forms of energy, such as natural gas, fuel oil and coal, some of which may be cheaper than electricity. The Corporation believes that the rates of the Electric Operating Companies, the quality and reliability of their service and the relatively inelastic demand for electricity for certain end uses place them in a favorable competitive position in current retail markets.

         Wholesale energy markets, including the market for wholesale electric power, are extremely competitive, even more so after the enactment of the Energy Policy Act. See "National Energy Policy Act of 1992" above. The Electric Operating Companies compete with other public utilities, cogenerators and others for sales of electric power at wholesale.

         Many competitive forces currently are at work in the electric utility industry. Various legislative and regulatory bodies are considering many issues that could affect future industry structure, including the extent of any deregulation of the electric utility industry or of any access to an electric utility's transmission system to make retail sales of power, the pricing of transmission service on an electric utility's transmission system, and the construction and operation of new generation capacity. The Corporation is unable to predict the ultimate outcome or impact of these issues or the impact of further changes in the electric utility industry on the Corporation. To the extent that consumers of electric power approach electric power as a fungible commodity and are accorded more choices in the future for their power supplies, the principal factor determining success in retail and wholesale markets probably would be price, and to a lesser extent, reliability, availability of capacity, and customer service.

        The Corporation believes that, compared to other electric utilities on a national and a regional scale, the CSW System is well positioned to meet future competition. The Corporation benefits from economies of scale and scope by virtue of its size and is a relatively low-cost producer of electric power. Moreover, the Corporation is taking steps to enhance its marketing and customer service, reduce costs, improve and standardize business practices, and grow through strategic acquisitions, in order to position itself for increased competition in the future.

        See ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND   RESULTS   OF   OPERATIONS  -  Competition  and  Industry  Challenges   and
Restructuring, for further information.

Seasonality
        Sales of electricity by the Electric Operating Companies tend to increase during warmer summer months and, to a lesser extent, cooler winter months, because of higher demand for power for cooling and heating purposes.

Franchises
        The Electric Operating Companies hold franchises to provide electric service in various municipalities in their service areas. These franchises have varying provisions and expiration dates, including in some cases, termination and buy-out provisions. The Corporation considers the Electric Operating Companies' franchises to be adequate for the conduct of their business.

Employees
         At December 31, 1993, the CSW System had 8,707 employees. Of such employees 1,442 in the CSW System belong to a labor union, the IBEW, under collective bargaining agreements with PSO and SWEPCO. The Corporation has announced an early retirement program, for which 722 employees, or approximately 8 percent of the CSW System work force, are eligible, and is in the early stages of restructuring its operations. Of the employees offered the early retirement package, 611 accepted the offer system-wide.

        See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Restructuring, for further information.

Executive Officers of the Registrant

Name                      Age     Present Position

E. R. Brooks              56      Chairman, President and Chief Executive
                                  Officer, Director

Harry D. Mattison         57      Executive Vice President of Central and South
                                  West Corporation and President and Chief
                                  Executive Officer of Central and South West
                                  Electric, Director

T. V. Shockley III        49      Executive Vice President of Central and South
                                  West Corporation and Chief Executive Officer of Central and South West Enterprises,
                                  Director

Ferd. C. Meyer, Jr.       54      Senior Vice President and General Counsel

Glenn D. Rosilier         46      Senior Vice President and Chief Financial
                                  Officer

Frederic L. Frawley       51      Corporate Secretary and Senior Attorney

Stephen J. McDonnell      43      Treasurer

Wendy G. Hargus           36      Controller

         Each of the executive officers of the Corporation is elected to hold office until the first meeting of the Corporation's Board of Directors after the next annual meeting of shareholders scheduled to be held April 21, 1994. Each of the executive officers listed in the table above has been employed by the Corporation or an affiliate of CSW in an executive or managerial capacity for more than the last five years.


CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED ELECTRIC OPERATING STATISTICS

                                          1993       1992       1991
- ----------------------------------------------------------------------
KILOWATT-HOUR SALES (MILLIONS)
RESIDENTIAL                              15,903     14,593     15,236
COMMERCIAL                               12,966     12,370     12,512
INDUSTRIAL                               18,205     17,257     16,739
OTHER RETAIL                              1,434      1,363      1,346
- ----------------------------------------------------------------------
SALES TO RETAIL CUSTOMERS                48,508     45,583     45,833
SALES FOR RESALE                          5,852      6,262      5,942
- ----------------------------------------------------------------------
TOTAL                                    54,360     51,845     51,775
- ----------------------------------------------------------------------

NUMBER OF ELECTRIC CUSTOMERS AT END
OF PERIOD (THOUSANDS)
RESIDENTIAL                               1,396      1,366      1,346
COMMERCIAL                                  201        196        194
INDUSTRIAL                                   24         25         25
OTHER                                        12         12         12
- ----------------------------------------------------------------------
TOTAL                                     1,633      1,599      1,577
- ----------------------------------------------------------------------

RESIDENTIAL SALES AVERAGES
KWH PER CUSTOMER                         11,541     10,786     11,413
REVENUE PER CUSTOMER(a)                    $842       $773       $810
REVENUE PER KWH(a)(cents)                  7.29       7.17       7.10

REVENUE PER KWH ON TOTAL SALES (a)(cents)  5.62       5.38       5.41

FUEL COST DATA (a)
AVERAGE BTU PER NET KWH                  10,391     10,482     10,461
COST PER MILLION BTU                      $2.11      $1.92      $1.87
COST PER KWH GENERATED(cents)              2.09       2.01       1.96
COST AS A PERCENTAGE OF REVENUE           39.6%      37.1%      36.9%

(a)  These statistics reflect the outage at STP as well as FUSER and CSF.

        See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - STP, for further information.

CONSTRUCTION AND FINANCING

CONSTRUCTION

         The CSW System carries on a continuing construction program, the nature and extent of which is based upon current and estimated future loads of the system. The estimated total capital expenditures (including AFUDC) of the Operating Companies and CSWS for the years 1994-1996 are as follows:

CONSTRUCTION                       1994   1995   1996   TOTAL
- -------------------------------------------------------------
                                       (MILLIONS)
GENERATION                         $ 78   $ 61   $ 53  $  192
TRANSMISSION                        133     76    101     310
DISTRIBUTION                        153    147    155     455
FUEL                                  2      8     21      31
TRANSOK                              55     70     70     195
OTHER                               114    104     87     305
- -------------------------------------------------------------
TOTAL (a)(b)                       $535   $466   $487  $1,488

(a) Includes AFUDC in the following amounts: 1994 - $12 million; 1995 - $12 million; 1996 - $14 million.
(b) Assumes 100 percent of given resources to be constructed will be constructed with capital resources of the Corporation or its subsidiaries.

         Information in the foregoing table is subject to change as a result of change in the underlying assumptions from numerous factors, including the rate of load growth, escalation of construction costs, changes in lead times in manufacturing, inflation, the availability and pricing of alternatives to construction, and nuclear, environmental and other regulation, delays from regulatory hearings, the adequacy of rate relief and the availability of necessary external capital. Changes in these and other factors could cause each respective Operating Company to defer or accelerate construction or to sell or buy more power, which would affect its cash position, revenues and income to an extent that cannot now be reliably predicted.

        The  Corporation  continues to study ways  to  reduce  or  meet  future increases in customer demand, including without limitation demand-side management programs, new and efficient electric technologies, construction of various types and sizes of generation facilities, increasing the availability or efficiency of existing generation facilities, reducing transmission and distribution losses, and where feasible and economical, acquisition of reliable long-term capacity from other suppliers. The public utility commissions in some of the jurisdictions served by the Electric Operating Companies may consider on a case-by-case basis mechanisms whereby costs of demand-side management programs, and a return on the related investment are recoverable from ratepayers, either on a current basis or through deferral to a base rate case.

        The CSW System facilities plan indicates that the Corporation will not require substantial additions of generating capacity until the year 2001 or beyond.

         See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources, Capital Expenditures, for additional information with respect to construction expenditures.

FINANCING

        See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources, for information relating to financing.

FUEL SUPPLY

General
        The CSW System's present net dependable capabilities (summer rating) are set forth under ITEM 2, PROPERTIES. Additional fuel supply data is set forth in the tables presented below.

                       AGGREGATE
                      CAPABILITY      GENERATION
1993                        (MW)      1993               (KWH)
- --------------------------------------------------------------
NATURAL GAS                8,803
COAL AND LIGNITE           4,702      NATURAL GAS          46%
NUCLEAR                      630      COAL                 44%
OIL                           36      LIGNITE               9%
HYDRO                          6      NUCLEAR               1%
- --------------------------------------------------------------
TOTAL                     14,177      TOTAL               100%

Coal and Lignite
         The  Electric  Operating  Companies purchase  coal  from  a  number  of suppliers. In 1993, approximately 60% of the Electric Operating Companies' total coal purchases were supplied under long-term contract with the balance procured on the spot market. The coal for the CSW System plants comes from Wyoming or Colorado mines which are located between 1,000 and 1,500 rail miles from the plants involved, except for a small amount obtained from Oklahoma mines.

         CPL's two coal-fired electric generating plants, Coleto Creek and jointly owned Oklaunion, are both primarily supplied by single long-term coal purchase agreements. At Coleto Creek, a long-term agreement expiring in 1999 provided approximately 56% of the coal requirements of the plant for 1993. CPL's purchase obligation in the agreement for 1994 is for approximately 60% of Coleto Creek's requirements and 25% for 1995 through expiration. The balance of the Coleto Creek requirements are currently being procured on the spot market and it is anticipated that this will continue until the expiration of the agreement in 1999.

        The long-term coal supply for Oklaunion, a CSW System unit jointly owned by three of the Electric Operating Companies, and two nonaffiliated companies, is provided under a contract expiring in 2006. Approximately 65% of the total Oklaunion coal requirements were supplied under the contract with the balance procured on the spot market. In December 1993, a settlement was reached with Exxon regarding disputes over certain provisions of this long-term coal contract. The settlement is expected to result in lower fuel costs at Oklaunion.

         PSO has a contract substantially covering the coal supply for PSO's Northeastern Station coal units through 2007. Approximately 86% of the 1993 requirements were obtained under this contract with the remainder furnished on the spot market.

         SWEPCO has a long term fuel supply contract for its Welsh plant and its 50% owned Flint Creek plant. Approximately 86% of the total 1993 Flint Creek coal requirements and 100% of the total Welsh coal requirements were supplied under long-term contracts with the remainder obtained on the spot market.

        SWEPCO has acquired lignite leases covering an aggregate of about 27,000 acres near the Pirkey power plant. In addition, 25,000 acres are jointly leased in equal portions by SWEPCO and Central Louisiana Electric Company in the Dolet Hills area of Louisiana near the Dolet Hills power plant. The acreage under lease in these areas is believed to contain sufficient reserves to cover the anticipated lignite requirements for the estimated useful lives of these lignite plants.

Natural Gas
         The Electric Operating Companies purchase their gas from a number of suppliers operating in and around their service territories. In 1993, approximately 32% of the Electric Operating Companies' total gas purchases were made under long-term contracts with major pipeline companies, approximately 15% were made under long-term contracts from producers directly at the wellhead and approximately 53% came from short-term contracts and spot purchases.

        CPL's primary gas supplies are those provided under long-term agreements with Corpus Christi Gas Marketing, L.P., Enron Corporation and Oryx Pipeline Company or their affiliates. Approximately 57% of CPL's natural gas requirements for 1993 were met through purchases pursuant to long-term contracts with the balance procured on the spot market.

         Transok acts as an agent for PSO with respect to purchases of natural gas supplies. Transok also transports natural gas to PSO power stations. Approximately 55% of PSO's gas requirements in 1993 were supplied through long-term contracts with the balance provided under contracts on the spot market.

         Approximately 13% of SWEPCO's gas consumption during 1993 was provided under a long-term contract, which was terminated in January 1994, with the balance procured on the spot market.

         WTU's primary firm contract gas supplier is Lone Star Gas Company, pursuant to a contract which expires in 2000. The Lone Star contract allows WTU considerable flexibility to purchase gas from other sources. Approximately 26% of WTU's gas requirements in 1993 were supplied through contracts with the balance procured on the spot market.

Nuclear Fuel
         The nuclear fuel cycle entails several steps, including purchase of uranium concentrate, conversion of uranium concentrate to uranium hexafluoride, enrichment of uranium hexafluoride into the isotope U235 and fabrication of the enriched uranium into fuel rods and fuel assemblies. Fuel requirements for STP are being handled by a committee comprised of representatives of all participants in STP.

         CPL and the other STP participants have entered into contracts with suppliers for uranium concentrate sufficient for the operation of both STP units through 1996. Enrichment contracts have been secured for a 30-year period for each unit. Contracts have been secured for conversion services for both units through 1996. Also, fuel fabrication services have been contracted for the initial cores and 16 years of operation of each unit. CPL believes it will be able to obtain adequate supplies of nuclear fuel components and services required for the life of STP.

         The nuclear power industry faces uncertainties with respect to the cost and availability of long-term arrangements for disposal of spent nuclear fuel and other radioactive waste. Disposal costs for low-level radioactive waste that results from normal operation of nuclear units have increased significantly in recent years and are expected to continue to rise, but adequate storage and disposal facilities are expected to be available for STP.

         CPL and the other STP participants have entered into a waste disposal contract for spent fuel with the DOE. Under this contract, the DOE is required to take possession of all spent fuel from the STP units by 1998. The DOE has had difficulties in formulating and implementing its strategy for high-level waste disposal and for any compensation to utilities if the DOE is unable to accept such waste on schedule.

          Until the federal government begins receiving such material in accordance with the Nuclear Waste Policy Act and DOE contracts, operating nuclear generating plants will need to retain high-level wastes and spent fuel on-site or make some other provisions for their storage. STP has on-site storage facilities with the capability to store up to 40 years of spent fuel discharged from each unit. Under NRC regulations, spent fuel from STP may be stored under a general license provided that the licensee notifies the NRC, uses only NRC-certified casks for storage, and stores the spent fuel under conditions specified in the cask's certificate of compliance.

Governmental Regulation
         The price and availability of each of the foregoing fuel types are significantly affected by governmental regulation. Any inability in the future to obtain adequate fuel supplies or adoption of additional regulatory measures restricting the use of such fuels for the generation of electricity might affect the CSW System's ability to meet economically the needs of its customers and could require the Electric Operating Companies to supplement or replace, prior to normal retirement, existing generating capability with units using other fuels. This would be impossible to accomplish quickly, would require substantial additional expenditures for construction and could have a significant adverse effect on CSW's financial position and consolidated results of operations.

Fuel Costs
         Additional fuel cost data for the CSW System appears under CONSOLIDATED OPERATING STATISTICS. For 1993, total average cost of fuel per million Btu was $2.11. Average costs by fuel type and company follow:

                 1993 AVERAGE                        1993 AVERAGE
                     COST PER                            COST PER
FUEL TYPE         MILLION Btu        COMPANY          MILLION Btu
- -----------------------------------------------------------------
NATURAL GAS             $2.49        CPL(1)                 $2.17
COAL                     1.93        PSO                     2.38
LIGNITE                  1.27        SWEPCO                  1.94
NUCLEAR(1)                .57        WTU                     1.91

(1)  Data is affected by the outage at STP.

CSW is unable to predict with precision the future cost of fuel.

        See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Fuel Settlements, for further information.

ENVIRONMENTAL MATTERS

         The Electric Operating Companies are subject to regulation with respect to air and water quality and solid waste standards, along with other environmental matters, by various Federal, state and local authorities. These authorities have continuing jurisdiction in most cases to require modifications in the Electric Operating Companies' facilities and operations. Changes in environmental statutes or regulations could require substantial additional expenditures to modify the Electric Operating Companies' facilities and operations and could have a significant adverse effect on CSW's consolidated results of operations. None of the Electric Operating Companies is a party to material litigation or administrative proceedings with respect to environmental matters, with the possible exception of the matters described below. Violations of environmental statutes or regulations can result in fines and other costs.

Air Quality
         Air quality standards and emission limitations are subject to the jurisdiction of state regulatory authorities in each state in which the CSW System operates, with oversight by the EPA. In accordance with regulations of these state authorities, permits are required for all generating units on which construction is commenced or which are substantially modified after the effective date of the applicable regulations. None of the Electric Operating Companies has received notice from any federal or state government agency alleging that it currently is subject to an enforcement action for a material violation of existing federal or state air quality and emission regulations.

         In November 1990, the United States Congress passed the Clean Air Act Amendments of 1990, which place restrictions on the emission of sulfur dioxide and nitrogen oxides from gas-, coal- and lignite-fired generating plants. Beginning in the year 2000, the Electric Operating Companies will be required to hold allowances in order to emit sulfur dioxide. The right to emit sulfur dioxide from existing generating plants has been established based on historical operating conditions. These rights will be controlled through an allowance program. The Corporation, based on the CSW System facilities plan, believes that the Electric Operating Companies' allowances are adequate to meet their needs at least through 2008. Public and private markets are developing for trading of excess allowances. The Corporation presently has no intention of engaging in trading of allowances, by may seek to do so in the future if market conditions warrant.

        The facilities plan presently includes projected coal- and lignite-fired generating plants for which the System has invested approximately $140 million in prior years for plant sites, engineering studies and lignite reserves. In 1993, as part of an analysis of its facilities plan, the Corporation rejected certain lignite leases and wrote down its lignite related investment by approximately $14 million. Should future plans exclude these plants for environmental or other reasons, the Corporation would evaluate the probability of recovery of these investments and record appropriate reserves.

Water Quality
         State regulatory authorities in each state in which the CSW System operates and the EPA have jurisdiction over all waste water discharges into state waters. The state regulatory authorities have jurisdiction for establishing water quality standards and issuing waste control permits covering discharges which might affect the quality of state waters. The EPA has jurisdiction over "point source" discharges through the National Pollutant Discharge Elimination System provisions of the Clean Water Act. None of the Electric Operating Companies has received notice from any federal or state government agency alleging that it currently is subject to an enforcement action for a material violation of existing federal or state wastewater discharge regulations.

Solid Waste Disposal
         The RCRA and the Arkansas, Louisiana, Oklahoma and Texas solid waste rules provide for comprehensive control of all solid wastes from generation to final disposal. The appropriate state regulatory authorities in the states in which the CSW System operates have received authorization from the EPA to administer the RCRA solid waste control program for their respective states. None of the Electric Operating Companies has received notice from any federal or state government agency alleging that it currently is subject to an enforcement action for a material violation of existing federal or state solid waste regulations.

CERCLA and Related Matters
         Under CERCLA, owners or operators of contaminated sites, and transporters and/or generators of hazardous substances can be held liable for the cleanup of hazardous substance disposal sites. Similar liabilities for hazardous substance disposal can arise under applicable state law. The
Corporation's subsidiaries incur significant costs for the handling, transportation, storage and disposal of hazardous and non-hazardous waste materials. Unit costs for waste classified as hazardous exceed by a substantial margin unit costs for waste classified as non-hazardous waste.

        The Electric Operating Companies, like other electric utilities, produce combustion and other generation by-products, such as sludge, slag, low-level radioactive waste and spent nuclear fuel. The Electric Operating Companies own distribution poles treated with creosote or related substances. The EPA currently exempts coal combustion by-products from regulation as hazardous wastes. Distribution poles treated with creosote or similar substances are not expected to exhibit characteristics that would cause them to be hazardous waste. In connection with their operations, the Electric Operating Companies also have used asbestos, PCBs and other materials classified as hazardous waste. If additional by-products or other materials generated or used by companies in the CSW System were reclassified as hazardous wastes, or other new laws or regulations concerning hazardous wastes or other materials were put in effect, CSW System disposal and remedial costs could increase materially. In 1993, the EPA issued new regulations which did not reclassify coal combustion by-products as hazardous. The EPA is now expected to issue new regulations stating whether certain other materials will be classified as hazardous.

         In November 1985, the Texas Attorney General brought suit against CPL under the Texas Solid Waste Disposal Act and Chapter 26 of the Texas Water Code. This suit alleged that CPL was one of the parties responsible for lead and PCB contamination at the Industrial Road and Industrial Metals site in Corpus Christi, Texas and, therefore, should share the responsibility for cleanup of the site. The site was used by several metal salvage companies for the salvage of various materials allegedly purchased from various entities including CPL and other utilities. Pursuant to an agreement with the State of Texas, and under the direction and supervision of the Texas Water Commission, now the TNRCC, CPL engaged independent contractors to design and implement a closure plan for the site which was approved by the Texas Water Commission. The closure of the site was conducted and completed under the direction and supervision of the Texas Water Commission by Southwest Construction Managers, Inc., an independent contractor specializing in waste site closure and waste management facilities. The Closure Certification Report was submitted to the Texas Water Commission in December 1990, and was given final approval by the Texas Water Commission in August 1991. Total expenses incurred by CPL for cleanup through December 1993 have been approximately $2 million. No additional material costs to CPL are anticipated.

         Three additional lawsuits relating to this site, naming CPL as one of the defendants, are pending and discovery continues. The first was filed in December 1990 and is currently pending in the U.S. District Court, Southern District, Nueces County. This suit was filed by multiple plaintiffs residing in a neighborhood near the Industrial Metals site who now allege response costs under CERCLA and property damages in excess of $100 million for lead contamination allegedly resulting from closure of the site. In November 1992, a similar suit with multiple plaintiffs, was filed in the 117th Judicial District Court, Nueces County. This suit alleges property damage and response costs under CERCLA in excess of $1 million for lead and PCB contamination allegedly resulting from the closure of the site. A third lawsuit was filed in March 1993 in the 94th Judicial District Court in Nueces County. The suit was filed by multiple parties alleging that the closure of the site caused a wrongful diversion of surface water under the Texas Water Code, resulting in flooding to their property. They claim actual damages of approximately $162,000, plus mental anguish and attorneys' fees. CPL was recently granted summary judgment on a fourth suit arising from the site that was filed in the spring of 1993 in the 37th Judicial District Court in Bexar County. This suit was filed against CPL and other defendants by a widow alleging that her husband's death was caused by exposure to PCBs at the site where he was employed 20 years ago for a two week period. An appeal is possible, but the limitation period for that appeal does not begin to run until CPL is severed from the suit still pending against other defendants. Although management cannot predict the outcome of these proceedings, based on the defenses that management believes are available to CPL, management believes that the ultimate resolution of these matters will not have a material adverse effect on the Corporation's consolidated results of operations.

        In late 1987, SWEPCO and WTU signed an administrative order with the EPA in coordination with several other companies, for removal of PCB articles and materials stored at the now defunct EPA-permitted Rose Chemical PCB Disposal site in Missouri. The EPA issued an administrative order for site remediation in 1992 and SWEPCO and WTU, along with the other parties, are complying with the order. SWEPCO and WTU are also PRP's at the B&B Salvage site. This site, located in Missouri, received scrap metal from the Rose Chemical firm. The B&B site has been remediated and SWEPCO's and WTU's share of cleaning up this site and the Rose Chemical site is not expected to have a material effect on the Corporation's consolidated results of operations.

         PSO has received notice from the EPA that it is a PRP under CERCLA legislation and may be required to share in the reimbursement of cleanup costs for the Compass Industries Superfund site which has been remediated. PSO's degree of responsibility, if any, as a de minimis party appears to be insignificant and management believes the ultimate resolution of this matter will not have a material adverse effect on the Corporation's consolidated results of operations.

         PSO has been identified by the Arkansas Department of Pollution Control and Ecology as a PRP at the USI site in Pine Bluff, Arkansas. The Arkansas Department of Pollution Control and Ecology asked PSO to provide it with information in 1993 regarding any transactions between USI and PSO since 1973 that involved hazardous substances. Based on a review of its records, PSO's environmentally related transactions with USI were limited to USI's provision of oil recycling services to PSO at property owned by PSO, not at the USI site. As a result, PSO's degree of responsibility, if any, at the USI site appears to be insignificant.

        SWEPCO owns a suspected former MGP site in Marshall, Texas. SWEPCO has notified by the TNRCC that evidence of contamination has been found at the site. As a result of sampling conducted at the end of 1993 and early in 1994, SWEPCO is evaluating the extent, if any, to which contamination has impacted soil, groundwater and other conditions in the area. A final range of cleanup costs has not yet been determined, but, based on a preliminary estimate, SWEPCO accrued in 1993 approximately $2 million as a liability for this site. As more information is obtained about the site, and SWEPCO discusses the site with the TNRCC, the preliminary estimate may change. Other PRPs have been notified of the contamination, and SWEPCO intends to seek their cooperation and contribution to the cleanup, if a cleanup is required.

         SWEPCO also owns a suspected former MGP site in Texarkana. The EPA ordered an initial investigation of this site, as well as one in Shreveport, Louisiana, that is no longer owned by a potential predecessor of SWEPCO. The contractors who performed the investigations of these two sites recommended to the EPA that no further action be taken at this time. Management does not expect this matter to have a material effect on the Corporation's consolidated results of operations.

Other Environmental
        From time to time the Corporation is made aware of various other environmental issues or is a party to various other legal claims, actions, complaints or other proceedings related to environmental matters. Management does not expect disposition of any such environmental proceedings to have a material adverse effect on the Corporation's consolidated results of operations. See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Environmental and Note 10, Litigation and Regulatory Proceedings, for certain other information relating to environmental matters.

NON-UTILITY OPERATIONS

Transok
        Transok, a wholly owned subsidiary of the Corporation, is an intrastate natural gas gathering, transmission, processing, storage and marketing company located in Tulsa, Oklahoma. Transok, incorporated in Oklahoma in 1955, was acquired by the Corporation in 1961 to supply natural gas to PSO's power stations. While Transok's operations in recent years have included the marketing and transportation of natural gas for third parties, it functions within the CSW System to insure the reliable and economic supply of gas to the Electric Operating Companies and CSWE. Transok currently conducts certain of its operations through its subsidiaries, which own a significant portion of its consolidated assets.

        Transok provides a variety of services to the Electric Operating Companies including acquiring and delivering natural gas to meet certain of their power generation needs. Transok's largest customer is PSO. The contract between PSO and Transok provides (1) for the transportation of PSO's natural gas fuel supply through Transok's pipeline system and (2) for Transok to act as PSO's supply administrator in acquiring natural gas and negotiating and administering supply contracts. PSO pays Transok for such services at cost, including a return on equity equal to that allowed PSO. The contract expires on January 1, 2003, but continues for five-year terms thereafter unless either party provides two-year's notice of cancellation. Under the contract, PSO has the right to require delivery of up to 440 MMcf/d of natural gas through Transok's pipeline system. Effective January 1, 1998, PSO may adjust the transportation capacity available to it under the contract based on its projected needs. Delivery of natural gas to PSO is currently about 73 Bcf annually and is projected to grow.

        During 1993, Transok acquired from SWEPCO three pipelines totaling 70 miles that serve SWEPCO generating stations. In addition, Transok completed the construction of a 3,000 foot pipeline that serves SWEPCO's Pirkey plant. During 1993, Transok and WTU finalized the transfer from WTU to Transok of a twenty-five mile pipeline serving WTU's San Angelo plant. Transok also constructed a 15-mile pipeline for WTU to serve WTU's Oak Creek plant. Transok is currently reviewing ways to expand the scope of services it provides to the CSW System.

        Transok's operations consist of four primary functions: transportation, processing, storage and marketing.

Natural Gas Transportation
        Transok provides natural gas suppliers and shippers with pipeline interconnects for access to the Electric Operating Companies and other end-users throughout the United States. Transok's pipeline system consists of approximately 6,400 miles of pipeline which include approximately 3,900 miles of gathering lines in Oklahoma, 300 miles in Louisiana and 200 miles in Texas. In the pipeline system, 99 compressor stations with 169,388 horsepower provide both gathering and transmission line compression. Transok offers low-pressure gathering to make its gathering systems more attractive to natural gas producers and shippers. Transok's pipeline facilities are located in the major natural gas producing basins in Oklahoma, including the Anadarko and Arkoma basins, and in the major Louisiana corridor of pipelines transporting natural gas to the northeast from the Gulf Coast and mid-continent areas. The Transok pipeline system has numerous connections with major interstate pipelines through which natural gas is transported to markets throughout the United States. In 1993, the Transok pipeline system had a throughput of 490.3 Bcf of natural gas.

        Transok transports more than 70 Bcf per year of natural gas for PSO and provides administrative services to PSO to manage its supply of natural gas. Transok has been active in the development of joint gas purchase arrangements with its other CSW affiliates as well. Transok's access to diverse natural gas markets combined with the natural gas fuel needs of the Electric Operating Companies allow for natural gas opportunities at high load factors, serving to reduce the cost of the natural gas fuel for the CSW System.

Natural Gas Processing
        Transok also owns and operates eight natural gas processing plants for the production of natural gas liquids. The plants have an aggregate capacity of 466 MMcf/d. Transok is the second largest natural gas processor in Oklahoma and ranks among the largest twenty natural gas liquids producers nationwide. In 1993, Transok's plants produced 355.8 million gallons of natural gas liquids with sales revenue of $105.1 million.

Natural Gas Storage
       Transok owns and operates an underground natural gas storage reservoir in Oklahoma with an aggregate storage capacity of approximately 26 billion cubic feet. Operational capabilities include injection into storage at a rate of 130 MMcf/d and a withdrawal rate in excess of 210 MMcf/d. In 1993, FERC issued an order approving market-based storage rates for Transok which enables it to sell storage services to interstate customers at negotiated fees based on the value of those services in the competitive marketplace. Transok's gas storage field also allows Transok to offer peaking services, accommodate volume swings on its pipeline system, and support the natural gas requirements of the Electric Operating Companies.

Natural Gas Marketing
        In 1989, Transok began its natural gas marketing program and sold 26 Bcf to a variety of markets including local distribution companies, end-users and other pipelines. In 1993, Transok's natural gas sales volumes increased to 277 Bcf with a sales revenue of $559.6 million. Off-system sales of natural gas accounted for 110 Bcf of the natural gas sold in 1993. This increase is the result of pipeline acquisition activities combined with new customers. Transok operates several natural gas supply acquisition pools, which provide Transok with a stable supply of natural gas at market sensitive prices, allowing Transok to meet long-term natural gas supply needs. In 1992, Transok developed additional marketing services. Transok offers no-notice peaking supply service to provide customers immediate natural gas flow and delivery into connected interstate pipelines. Transok also offers pipeline balancing services and warranty performance contracts. In addition, Transok customers and producers have the opportunity to elect a fixed sales or purchase price. These fixed price transactions can be hedged against unanticipated fluctuations in market prices through positions taken in the natural gas futures market on the New York Mercantile Exchange. Transok hedges physical positions, but does not engage in more speculative hedging activities.

        In 1992, FERC Order 636 went into effect to deregulate the natural gas industry and increase competition. Although Transok was not directly affected by Order 636, Transok has developed tariff services, flexible contracts and other natural gas related services in order to meet customers' needs and take advantage of new competitive opportunities.

Services for CSWE
        Transok provides natural gas fuel acquisition services to CSWE. Transok helps CSWE to acquire natural gas supply and transportation capacity in the development stage of CSWE's non-utility electric generation projects. Transok has proposed providing to CSWE additional fuel management services.

Other Matters
        During 1993, Transok acquired the NGC Anadarko Gathering System which included a gas processing plant and approximately 330 miles of gathering facilities with connection to approximately 300 natural gas wells. Transok also entered into a long-term lease arrangement with Palo Duro Pipeline Company whereby Transok assumed full operational control of the assets and business of approximately 350 miles of transmission and gathering lines in the Texas Panhandle, including a direct connection to WTU's Oak Creek plant.

        During 1992, Transok acquired from Reliance Gas Pipeline Company interests in eleven gas gathering systems consisting of approximately 330 miles of gathering lines. In addition, Transok purchased from Conoco its two-thirds interest, the remaining interest in a jointly owned processing plant.

       In 1991, Transok acquired the gas gathering, transmission, processing and marketing assets of TEX/CON, a wholly owned subsidiary of BP Exploration, Inc., for approximately $247.4 million. The TEX/CON Assets included 2,678 miles of gas gathering and transmission pipelines, 45 interconnections with interstate pipeline companies, five gas processing plants and a one-third interest in another processing plant, and the natural gas marketing business of TEX/CON.

        The acquisition of the TEX/CON Assets was accomplished by the merger of Lear Petroleum Company, a wholly-owned subsidiary of TEX/CON, into Transok Acquisition Company, a wholly owned Transok subsidiary. As a result of the merger, Lear's four subsidiaries became indirect, wholly owned operating subsidiaries of Transok and changed their names as follows to reflect Transok's ownership: Transok Gas Company, Transok Gas Processing Company, Transok Gas Transmission Company and Transok Gas Gathering Company. The TEX/CON Assets are owned 55% by Transok Gas Transmission Company, 11% by Transok Gas Company, 24% by Transok Gas Gathering Company, and 10% by Transok Gas Processing Company. Transok continues to own directly the assets it owned and operated prior to the acquisition.

        Transok also completed the construction of an eight inch pipeline from a pipeline owned by Valero Energy Company into one of WTU's power stations. The line is one of three serving the plant and was built to provide WTU with additional fuel source flexibility and as conduit to deliver gas purchased under a contract with Mobil Corporation.

Regulation
        As a subsidiary of the Corporation, Transok is subject to regulation under the Holding Company Act. The Holding Company Act, among other things, requires that regulated companies seek prior SEC approval before entering into certain transactions including the acquisition or issuance of securities.

        Transok's pipelines are considered gathering systems or intrastate pipelines. Transok is therefore exempt from regulation by the FERC under the Natural Gas Act. However, Transok's rates for transporting gas in interstate commerce are subject to FERC regulation under the Natural Gas Policy Act of 1978. The FERC approves Transok's rates for transportation of gas in interstate commerce on Transok's transmission pipelines in Oklahoma and Louisiana and the Texas Railroad Commission approves the rates for such transportation on transmission pipelines in Texas. The FERC also has given Transok approval to charge market-based rates for storage of gas using Transok's storage facility in Oklahoma. The FERC has also granted approval for Transok to provide firm natural gas transportation service. Firm transportation allows Transok to charge a reservation fee, which is owed by the shipper whether or not it utilizes the reserved capacity and a commodity fee, which is owed by the shipper based on actual volumes transported, in exchange for the firm obligation to accept and deliver an amount of gas equal to the amount of capacity reserved by the shipper.

        While Transok is not subject to direct regulation by any state public utility commission, the costs that result from transactions with its affiliated electric utilities are subject to review by the state commissions regulating such electric utilities and are required to meet standards for affiliate transactions to be recoverable by electric utilities.

CSW Energy
        CSWE was reactivated in 1990 for the purpose of developing business opportunities primarily in the area of independent power and cogeneration. This wholly-owned subsidiary of the Corporation is authorized to develop various non-utility generation projects and to own and operate such projects, subject to further regulatory approvals.

         CSWE has an interest in two facilities which have achieved commercial operation. The 40-megawatt facility at Oildale, California, has a 23-year agreement to supply steam to Witco Corporation's oil refinery and to sell electricity to Pacific Gas and Electric Company. The project has experienced several ongoing mechanical problems which have caused the project to be in default of certain provisions of its loan agreement. CSWE, which has a potential reimbursement liability of $3 million in connection with a letter of credit with this project, has received a default notice from the third party lender. The second project, which began commercial operation on January 17, 1994, is a 68-megawatt, gas fired plant in Brush, Colorado. The project provides steam and hot water for a 15-acre greenhouse and sells electricity to Public Service Company of Colorado.

         Two other plants are expected to be completed during 1994. CSWE's 50-percent owned Ft. Lupton facility, a 272-megawatt gas-fired plant in Fort Lupton, Colorado, will provide steam and hot water for a 20 acre greenhouse and will sell electricity to Public Service Company of Colorado. The other facility is CSWE's 50-percent owned Mulberry facility, a 117-megawatt gas-fired cogeneration plant in Polk County, Florida. This facility will provide steam for a thermal host and will sell electricity to Florida Power Company and Tampa Electric Company. The CSW System is providing engineering, procurement and construction management services for the Mulberry project. CSWE's operating and maintenance division will operate this project.

         In late 1993, construction commenced on a 103-megawatt, gas-fired plant in Florida that will provide thermal energy to an orange juice processor and will sell electricity to Florida Power Company. In addition, construction will begin on a 148-megawatt plant near Sacramento, California, which will have an ethanol plant as thermal host and will supply electricity to the Sacramento Municipal Utility District.

         In addition to these projects, CSWE has another ten projects totaling more than 3,000 megawatts in various stages of development, mostly in affiliation with other developers. All of these projects are subject to further negotiations and regulatory approvals.

         As a result of their participation in these projects, CSWE has contractual commitments to provide certain services and support. These commitments provide that the potential maximum liability of CSWE will be limited to the fixed price of such contracts, currently aggregating $175 million. Management believes the likelihood of material liabilities under these contracts is remote.

The following table sets forth information about the six cogeneration projects CSWE is currently operating or bringing to operation:

                             Capacity Capital                  Commercial      Ownership  CSWE
Project       Location       (in MW)  Cost (in millions)  Fuel Operation Date  Interest   Role
Oildale       Oildale, CA     40      $ 30                Gas  July 1991       50%        OS
Brush II      Brush, CO       68      $ 97                Gas  January 1994    48.25%     OS
Thermo        Ft. Lupton, CO  272     $ 226*              Gas  June 1994*      50%        OS
Mulberry      Polk County, FL 117     $ 148*              Gas  August 1994*    50%        D,E,OS,O
Orange Cogen  Polk County, FL 103     $ 110*              Gas  June 1995*      50%        D,OS,O
Sacramento
  Municipal
  Utility
  District    Sacramento, CA  148     $ 148*              Gas March 1996*      --**       D,OS,O


*    estimated

** CSWE will construct and operate the facility for five years after commercial operation, at which time SMUD will purchase the facility from CSWE.

    D=Development; E=Engineering, procurement and construction;
    OS=Owner Support; O=Operations and maintenance.


ITEM 2.  PROPERTIES.

Facilities
          At December 31, 1993, the Electric Operating Companies owned electric generating plants (or portions thereof in the cases of the jointly owned plants) with the following net dependable capabilities (summer rating), substantially all of which were steam electric and which were located in the cities indicated:

                                                               Net Dependable
                                      Type of Fuel               Capability
Plant Name and Location            Primary/Secondary              (MW) (b)
- -----------------------------------------------------------------------------
Barney M. Davis                       Gas/Oil (a)                    339
    Corpus Christi, Texas             Gas/Oil                        340

Coleto Creek                          Coal                           604
     Goliad, Texas

Lon C. Hill                           Gas/Oil (a)                    549
     Corpus Christi, Texas

Nueces Bay                            Gas/Oil (a)                    512
      Corpus Christi, Texas

Victoria                              Gas/Oil (a)                    258
      Victoria, Texas

La Palma                              Gas/Oil                         47
      San Benito, Texas               Gas/Oil (a)                    156

E. S. Joslin                          Gas/Oil (a)                    252
      Point Comfort, Texas

J. L. Bates                           Gas/Oil (a)                    182
      Mission, Texas

Laredo                                Gas/Oil (a)                     66
      Laredo, Texas                   Gas/Oil                        106

Eagle Pass                            Hydro                            6
      Eagle Pass, Texas

Oklaunion                             Coal                           529
      Vernon, Texas

STP                                   Nuclear                        630
      Bay City, Texas

Comanche                              Gas                            258
      Lawton, Oklahoma                Oil                              4

Northeastern
      Oologah, Oklahoma
      Units 1 & 2                     Gas                            632
      Units 3 & 4                     Coal/Gas                       924
      Other                           Oil                              4

Riverside                             Gas/Oil (a)                    457
       Jenks, Oklahoma                Gas/Oil (a)                    465
                                      Oil                              3

(Continued)                                                    Net Dependable
                                     Type of Fuel                Capability
Plant Name and Location            Primary/Secondary              (MW) (b)
- ----------------------------------------------------------------------------
Southwestern                          Gas/Oil (a)                    315
       Washita, Oklahoma              Gas                            160
                                      Oil                              2

Tulsa                                 Oil                              8
       Tulsa, Oklahoma

Weleetka                              Gas                            151
        Weleetka, Oklahoma            Oil                              4

Arsenal Hill                          Gas                            113
       Shreveport, Louisiana

Lieberman                             Gas                             56
       Mooringsport, Louisiana        Gas/Oil (a)                    220

Knox Lee                              Gas                            157
       Longview, Texas                Gas/Oil (a)                    344

Lone Star                             Gas/Oil                         50
       Lone Star, Texas

Wilkes                                Gas/Oil                        177
       Jefferson, Texas               Gas                            702

Welsh                                 Coal                         1,584
       Cason, Texas

Flint Creek                           Coal                           240
        Gentry, Arkansas

Henry W. Pirkey                       Lignite                        559
        Hallsville, Texas

Dolet Hills                           Lignite                        262
        Mansfield, Texas

Abilene                               Gas/Oil (a)                     18
        Abilene, Texas

Paint Creek                           Gas/Oil (a)                    237
        Haskell, Texas

Lake Pauline                          Gas/Oil (a)                     46
         Quanah, Texas

Oak Creek                             Gas/Oil (a)                     87
         Bronte, Texas

San Angelo                            Gas/Oil (a)                    103
San Angelo                            Gas                             22
         San Angelo, Texas

(Continued)                                                    Net Dependable
                                      Type of Fuel                Capability
Plant Name and Location            Primary/Secondary               (MW) (b)
- ----------------------------------------------------------------------------
Rio Pecos                              Gas/Oil (a)                   136
Rio Pecos                              Gas                             4
         Girvin, Texas

Fort Phantom                           Gas/Oil                       362
        Abilene, Texas

Presidio                               Oil                             2
        Presidio, Texas

Ft. Stockton                           Gas                             5
        Ft. Stockton, Texas

Vernon                                 Oil/Gas                         9
        Vernon, Texas                                             ------
                                                                  13,458
                                                                  ======

(a) For extended periods of operation, oil can be used only in combination with gas. Use of oil in facilities primarily designed to burn gas results in increased maintenance expense and a reduction of approximately 15% in capability.

(b) Data reflects only the Corporation's portion of plants which are jointly owned with non affiliates. Does not include 719 MW in long-term storage.

        All of the generating plants described above are located on land owned by the Electric Operating Companies of the Corporation or jointly with other participants in jointly owned plants. The Electric Operating Companies' electric transmission and distribution facilities are for the most part located over or under highways, streets and other public places or property owned by others, for which permits, grants, easements or licenses (which the Corporation believes to be satisfactory, but without examination of underlying land titles) have been obtained. The principal plants and properties of the Electric Operating Companies' are subject to lien of the first mortgage indenture under which the Electric Operating Companies' bonds are issued.

Non-utility
         See ITEM 1. BUSINESS - Transok and CSWE for a description of properties used in non-utility operations.

ITEM 3.  LEGAL PROCEEDINGS.

         See ITEM 1. BUSINESS -- REGULATION AND RATES; ITEM 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS; and
ITEM 8, - FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA - NOTE 10, Litigation and Regulatory Proceedings, for information relating to legal and regulatory proceedings.

         See  ITEM  1.   BUSINESS - STP and ITEM 8. - FINANCIAL  STATEMENTS  AND
SUPPLEMENTARY  DATA  -   NOTE  10, Litigation and  Regulatory  Proceedings,  for
information as to pending legal proceedings relating to STP.

         See  ITEM  7.   MANAGEMENT'S DISCUSSION AND ANALYSIS,  for  information
related to fuel settlements.

        See ITEM 1. BUSINESS -- ENVIRONMENTAL MATTERS and ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -
Recent Developments and Trends, for information relating to environmental proceedings.

GENERAL

         The Corporation is party to various other legal claims, actions and complaints arising in the normal course of business. Management does not expect disposition of these matters to have a material adverse effect on the Corporation's consolidated results of operations.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
        None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Common Stock Price Range and Dividends Paid per Share
- ------------------------------------------------------------------------
                           1993                            1992
                 ------------------------------   ------------------------------
                   Market Price   Dividends        Market Price    Dividends
                  High      Low     Paid           High     Low      Paid
First Quarter    $33 1/4  $28 5/8   40.5(cents)   $27 1/4   $25      38.5(cents)
Second Quarter    34 1/4   28 3/4   40.5           28 3/8    24 1/4  38.5
Third Quarter     33 7/8   32 1/4   40.5           30        28      38.5
Fourth Quarter    33       28 1/4   40.5           29 3/4    27      38.5

All common stock data have been adjusted to reflect the two-for-one common stock split, effected by a 100% stock dividend paid on March 6, 1992, to shareholders of record on February 10, 1992.

Common Stock Listing
        The Corporation's common stock is traded under the ticker symbol CSR and listed on the New York and Midwest stock exchanges.

Common Stock Dividends
         Dividends of 40.5 cents a share were paid in each quarter of 1993. All dividends paid by the Corporation represent taxable income to shareholders for federal income tax purposes.

         The Corporation's board of directors in January 1994 increased the quarterly dividend to 42.5 cents per share, payable on February 28, 1994, to shareholders of record on February 8, 1994. The increase marked the 43rd consecutive year of higher dividends paid by the Corporation. The Corporation is one of only four companies listed on the New York Stock Exchange to have such an uninterrupted record of dividend increases.

         Traditionally, the Corporation's board of directors has declared dividends to be payable on the last business day of February, May, August, and November.

Shareholders
         The approximate number of record holders of the Corporation's common stock as of December 31, 1993 was 70,000.
ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected financial data for each of the five years ended December 31 are provided to highlight significant trends in the financial condition and results of operations for the Corporation.


                                       1993    1992    1991    1990    1989
                                 (millions except per share amounts and ratios)
Operating Revenues                  $  3,687  $3,289  $3,047  $2,744  $2,549
Net Income                               327     404     401     386     337
Preferred Stock Dividends                 19      22      26      30      31
Net Income for Common Stock              308     382     375     356     306

Total Assets                          10,623   9,829   9,396   9,074   8,347

Common Stock Equity                    2,930   2,927   2,834   2,743   2,647
Preferred Stock
 Not Subject to Mandatory
  Redemption                             292     292     292     291     291
 Subject to Mandatory Redemption          58      75      97     103     106
Long-term Debt                         2,749   2,647   2,518   2,513   2,537

Capitalization Ratios
 Common Stock Equity                   48.6%   49.3%   49.4%   48.5%   47.4%
 Preferred Stock                        5.8     6.2     6.8     7.0     7.1
 Long-term Debt                        45.6    44.5    43.8    44.5    45.5
Earnings per Share of Common Stock    $1.63   $2.03   $1.99   $1.89   $1.63
Dividends Paid per Share of
 Common Stock                         $1.62   $1.54   $1.46   $1.38   $1.30

All common stock data have been adjusted to reflect the two-for-one common stock split, effected by a 100% stock dividend paid on March 6, 1992, to shareholders of record on February 10, 1992.

The Corporation changed its method of accounting for unbilled revenues in 1993. Pro forma amounts, assuming that the change in accounting for unbilled revenues had been adopted retroactively are not materially different from amounts previously reported for prior years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        Reference is made to the Corporation's Financial Statements and related Notes and Selected Financial Data. The information contained therein should be read in conjunction with, and is essential in understanding, the following discussion and analysis.

Overview
        The electric utility industry is changing rapidly and becoming more competitive. Several years ago, in anticipation of increasing competition and fundamental changes in the industry, the Corporation's management developed a four-part strategic plan. This plan is designed to help position the Corporation to be competitive in the rapidly changing environment that the CSW System currently faces. The four-part strategy is:

         Enhance the Corporation's core electric utility business.

         Expand the Corporation's core electric utility business.

         Expand the Corporation's non-utility business.

         Pursue financial initiatives.

        Since the introduction of CSW's strategic plan in 1990, the Corporation has undertaken initiatives in each of these areas that are important steps in the implementation of the overall strategy. These initiatives were marked by three events in 1993 that were extraordinary in nature and are discussed below as well as other sections of this report. Such events include the proposed acquisition of El Paso Electric Company and the reorganization of the Corporation's core business. In addition, the Corporation has faced some operational challenges during the past year with the outage at STP.

Proposed El Paso Merger
        The Corporation and El Paso have entered into a Merger Agreement under which El Paso would emerge from bankruptcy protection as a wholly owned subsidiary of the Corporation. All classes of El Paso's creditors and shareholders have approved the Modified Plan which sets forth the consideration to be paid in connection with the merger. The total value of the Corporation's offer to acquire El Paso is approximately $2.2 billion. The aggregate number of shares of CSW Common to be issued pursuant to the Modified Plan cannot be determined at this time due to certain contingencies, including the future price of CSW Common, future dividend rates on CSW Common and the timing of the effective date of the Modified Plan. While the total number of shares of CSW Common ultimately to be issued cannot be determined, the value of the shares issued is expected to be approximately $770 million based on the anticipated effective date of early 1995. Depending on the number of shares issued and the outcome of other matters discussed below, existing holders of CSW Common may experience short-term dilution in earnings. The Corporation has requested authority from the SEC under the Holding Company Act to engage in certain hedging strategies designed to minimize potential dilution. The Corporation has also requested authorization to hedge the interest rates to be borne by certain of the debt securities to be issued pursuant to the Modified Plan, which calls for the interest rates to be set at or about the Effective Date. There can be no assurances, however, when or if the SEC will authorize the Corporation to engage in hedging transactions.

        Completion of the Merger is subject to various conditions, including receipt of necessary regulatory approvals. The Corporation and El Paso have initiated the process of seeking regulatory approvals, but there can be no assurances as to when, on what terms or whether the required approvals will be received. The effectiveness and success of the merger is also dependent upon certain assumptions. The financial assumptions underlying the Modified Plan assume, among other things, that El Paso will secure regulatory approvals necessary to implement acceptable rate treatment. Other contingencies which could impact the success of the merger include the risk of competition in serving key portions of El Paso's service area, financial risk arising out of changes in interest rates and the price of CSW Common, regulatory risk principally related to approval of the Merger and El Paso's request for a rate increase, and operating risk associated with the ownership of an interest in the Palo Verde nuclear facility.

        See  ITEM  1.   BUSINESS - GENERAL - Proposed Acquisition  of  El  Paso
Company, for additional information related to the proposed El Paso merger.

STP
        In February 1993, Units 1 and 2 of STP were shut down by HLP, the Project Manager, in an unscheduled outage resulting from mechanical problems relating to two auxiliary feedwater pumps. HLP determined that the units would not be restarted until the equipment failures had been corrected and the NRC was briefed on the causes of these failures and the corrective actions that were taken. The NRC formalized that commitment in a confirmatory action letter, which was supplemented after subsequent NRC inspections.

        The NRC announced in June 1993 that STP was placed on its "watch list" of plants with "weaknesses that warrant increased NRC attention." Plants on the watch list are subject to closer NRC oversight. STP will remain on the NRC's watch list until both units return to service and a period of good performance is demonstrated.

        During the outage, the necessary improvements have been made by HLP to address the issues in the confirmatory action letter, as supplemented. On February 15, 1994, the NRC agreed that the confirmatory action letter issues had been resolved with respect to Unit 1, and that it supported HLP's recommendation that Unit 1 was ready to restart. Unit 1 restarted in late February 1994 and operated at low power for three days. The Project Manager then shut down Unit 1 due to a problem with a steam generator feedwater valve and a steam generator tube leak. The Project Manager restarted Unit 1 in late March 1994.

       While many of the corrective actions taken are common to both units, HLP must demonstrate to the NRC that these issues are also resolved with respect to Unit 2 before it is restarted. HLP estimates that Unit 2 will restart during the second quarter of 1994. The outage has not affected CPL's ability to meet customer demands because of existing capacity and CPL's ability to purchase additional energy from affiliates and nonaffiliates.

       As discussed below under "Results of Operations," the outage resulted in an additional $29 million of operating, maintenance and other costs. CPL is expected to continue to experience increased STP-related operations and maintenance costs but at level significantly lower than 1993 expenses.

        During the outage, CPL's fuel and purchased power costs have been, and are expected to continue to be, increased as the power normally generated by STP must be replaced through sources with higher costs. It is unclear how the Texas Commission will address the reasonableness of higher costs associated with the STP outage. At January 31, 1993, before the start of the STP outage, CPL had an over-recovered fuel balance of $5.2 million, exclusive of interest. At January 31, 1994, CPL's under-recovered fuel balance was $55.7 million, exclusive of interest. This under-recovery of fuel costs, while due primarily to the STP outage, was also affected by changes in fuel prices and timing differences. CPL cannot accurately estimate the amount of any future under- or over-recoveries due to the unpredictable nature of the above factors. Although there is the potential for disallowance of fuel-related costs, such determination cannot be made until fuel costs are reconciled with the Texas Commission. If a significant portion of fuel costs were disallowed by the Texas Commission, the Corporation could experience a material adverse effect on its consolidated results of operations in the year of any disallowance. CPL is required by the Texas Commission's rules to file a reconciliation of its fuel costs by May 1, 1994. However, the Texas Commission Staff is proposing a revised filing deadline that would not require CPL to file before the fourth quarter of 1994.

        Management believes that the operating outage at STP will not have a material effect on the Corporation's financial condition or on its consolidated results of operations.

        See Note 10. Litigation and Regulatory Proceedings of the Notes for additional information related to STP.

        See ITEM 1. BUSINESS - NUCLEAR, for additional information related to the STP outage.

Restructuring
        The Corporation recently announced a management restructuring and early retirement program designed to consolidate and restructure its operations in order to meet the challenges of the changing electric utility industry and to compete effectively in the years ahead. The underlying goal of the restructuring is to enable the Electric Operating Companies to focus on and be accountable for serving customers.

        The initial phase of the restructuring will involve certain changes at the Corporation's service company, CSWS. CSWS will be realigned into two primary units-Operation Services and Production Services. Operation Services will provide administrative services that can be performed centrally to benefit the CSW System. Production Services will focus on consolidated fuel and generation planning for the Electric Operating Companies and also provide engineering and other support for CSWE. Certain aspects of the restructuring may be subject to SEC approval.

       To implement its restructuring program, the Corporation will consolidate and centralize its operation services and production services. The Corporation is expected to reduce the size of its work force and incur costs associated with an early retirement program, severance package and relocation. An early retirement program was offered to 722 eligible employees, with 611 accepting. Since the restructuring is not expected to be completed until the end of 1994, it is not possible at this time to predict the number of employees who will be granted severance packages or be relocated. The total cost of the restructuring is estimated to be $97 million before taxes, and was expensed in 1993.

        The severance and relocation costs will be paid from general corporate funds in 1994 and early retirement costs from pension and postretirement benefit plan trusts. Savings from the restructuring are expected to begin in the second half of 1994. By the end of 1995, initial costs should be fully recovered through operations and maintenance cost savings.

        The Corporation established a Business Improvement Plan in 1991 to identify, analyze and implement the best business practices as part of its efforts to align the CSW System strategically to meet competitive forces. The BIP program will be incorporated as part of the reorganization. Any additional costs are expected to be offset by future savings from the benefits provided through the implementation of BIP recommendations.

Results of Operations
Overview Of Results
        The Corporation's earnings declined to $308 million or $1.63 per share in 1993 as compared to $382 million or $2.03 per share in 1992 and $375 million or $1.99 per share in 1991. The return on average common stock equity was 10.6% in 1993 compared to 13.5% in 1992 and 13.6% in 1991. Electric operations contributed approximately 100% of total earnings in 1993, 95% in 1992, and 96% in 1991.

        Earnings in 1993 were below 1992 levels due to additional costs primarily associated with the outage at STP; higher benefit costs as a result of the adoption of SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pension; higher taxes other than income as a result of school funding tax increases in Texas; and the increase in the Federal tax rate from 34% to 35%. These items were partially offset by higher kilowatt-hour sales due to 1993 weather which was more favorable than weather in 1992.

        In addition, earnings in 1993 were significantly affected by items described below:

                                         (millions, after-tax)
- ----------------------------------------------------------------
Restructuring charges                            $(63)
Recognition of unbilled revenues                   49
Early adoption of SFAS No. 112, Employers'
   Accounting for Postemployment Benefits          (9)
Adoption of SFAS No. 109, Accounting for
   Income Taxes                                     6
Establishment of reserves for fuel and
   other properties                               (11)
Prior year tax adjustments                        (18)

        The increase in earnings in 1992 over 1991 was primarily the result of positive economic growth in the service territories of the Electric Operating Companies, as well as lower expenses, taxes and interest charges which combined to more than offset the effect of mild weather in 1992.

Operating Revenues
        Revenues increased 12.1% in 1993, 7.9% in 1992 and 11.0% in 1991 from the previous years due to the following items:

                                  Revenue Increase (Decrease)
                                       From Prior Year
                                 1993       1992       1991
- -----------------------------------------------------------------
                                         (millions)
Base rate changes                $  8       $ --       $127
Fuel costs                        168         --          8
Natural gas                       107        255        110
KWH sales                          93        (25)        81
Other                              22         12        (23)
                                 ----       ----       ----
                                 $398       $242       $303
                                 ====       ====       ====

        Base revenue increased slightly in 1993 due primarily to the rate increase granted to PSO. As part of a stipulated agreement reflecting its recent rate increase, PSO agreed that it will not file for an increase in base rates until after June 30, 1995. In general, the Electric Operating Companies currently have no plans to file for increases in base rates in the near future. As part of stipulated agreements, CPL has agreed to freeze base rates from January 1, 1991, through 1994, subject to certain force majeure events, including double-digit inflation, major tax increases, extraordinary increases in operating expenses or serious declines in operating revenues. CPL may file for increases in base rates, which would be effective after December 31, 1994, subject to certain limitations. During December 1993 and January 1994, several Cities in CPL's service territory exercised their rights to require CPL to file rate cases to determine if CPL's rates are fair, just and reasonable.

       For additional information on these proceedings and others, see Note 10, Litigation and Regulatory Proceedings.

        Higher fuel costs resulted from increased generation due to higher KWH sales and a higher unit cost of fuel, primarily due to higher natural gas prices and the need to replace nuclear fuel with higher cost fuels during the STP outage.

        Revenues from natural gas increased 22% in 1993 due primarily to an increase in sales volumes and to a lesser extent an increase in sales prices. Transok continued to increase volumes and revenue on gathering, transportation, and sales of natural gas and natural gas liquids. A portion of this increase is attributable to the acquisition of the NGC Anadarko Gathering System in 1993. Revenue increases in 1993 from the sale of natural gas liquids and increases in sales volumes are primarily attributable to acquisitions. Revenues from natural gas increased 106% in 1992 due to the acquisition of gas gathering systems from Reliance Pipeline Company. In 1991, increases were due to the acquisition of the gas gathering, transmission and marketing business of TEX/CON Oil & Gas Company, and the remaining interest in the Western Anadarko Gas Gathering System.

The percentage changes in KWH sales for the three years were as follows:

                              KWH Sales Increase (Decrease)
                                       From Prior Year
                               1993         1992         1991
- -----------------------------------------------------------------
Residential                    9.0%        (4.2)%        2.5%
Commercial                     4.8         (1.1)         1.6
Industrial                     5.5          3.1          4.8
Sales for resale              (6.6)         5.4          7.5
Total sales                    4.9          0.1          3.5

       KWH sales to retail customers increased in 1993 from 1992 as a result of more normal 1993 weather compared to the mild weather experienced in 1992. Also contributing to the increase in 1993 was an increase in customers due to the acquisition by SWEPCO of a neighboring electric cooperative. The increase in 1991 was due primarily to increased usage per customer, which was mainly weather-related. The continued increases in industrial sales over the last three years reflect the increased marketing efforts by the Electric Operating Companies and the continued improvement in the economy throughout their service areas. Sales for resale decreased in 1993 because plants in the CSW System were producing power to replace the power normally produced at STP and increased in 1992 due to increased marketing efforts.

       The Electric Operating Companies have maintained competitive rates in an increasingly competitive marketplace. Efforts have increased at each of the Electric Operating Companies to attract new customers while efficiently serving all customers. Economic conditions in the service areas of the Electric Operating Companies are expected to continue to improve in 1994.

Fuel and Purchased Power Expense
        During 1993, the Electric Operating Companies generated 91% of their electric energy requirements. During 1992 and 1991, they generated 94% and 96%, respectively. Total fuel and purchased power expense increased 17% in 1993, and was unchanged in 1992. In 1993, the reduction in electric energy requirements generated by the Electric Operating Companies described above and the increase in purchased power expense was due primarily to the need to replace nuclear power during the STP outage.

        The average unit cost of fuel per million Btu was $2.11 in 1993, $1.92 in 1992, and $1.87 in 1991. The increases in unit fuel costs are attributable to higher gas costs as well as the need to replace lower cost nuclear fuel with coal and gas during the STP outage. The expected restart of STP Unit 1 in the first quarter of 1994, and the anticipated restart of Unit 2 during the second quarter of 1994 and settlements with fuel suppliers achieved by SWEPCO and WTU should contribute to lower fuel costs in 1994.

Gas Purchased for Resale
        Gas purchased for resale increased 29% in 1993 and 171% in 1992 due to the increased pipeline capacity that resulted from Transok's acquisitions and an increase in off-system sales.

Other Operating and Maintenance Expenses and Taxes
        Other  operating  and  maintenance expenses  increased  in  1993.   CPL
incurred $29 million in additional non-fuel costs associated with the STP outage. Other increases included $16 million from expenses associated with
SFAS  No.  106,  Employers' Accounting for Postretirement Benefits  Other  Than
Pensions; $17 million in lignite and other property reserves; $15 million in increases in corporate expenditures; and $15 million in additional administrative and general expenses including higher medical costs, pension costs, and legal expenses.

        Federal income taxes were lower in 1993 than 1992 due to lower pre-tax income offset in part by tax adjustments and the increase in the corporate tax rate from 34% to 35% effective retroactive to January 1, 1993. Taxes other than Federal increased in 1993 and 1992 due to school funding tax increases in Texas.

        Annual inflation rates, as measured by the national Consumer Price Index, have averaged about 3.3% during the three years ended December 31, 1993. Management believes that inflation, at these levels, does not materially affect the Corporation's consolidated results of operations or financial position. However, under existing regulatory practice, only the historical cost of plant is recoverable from customers. As a result, cash flows designed to provide recovery of historical plant costs may not be adequate to replace plant in future years.

Mirror CWIP Amortization
        In 1990, CPL deferred carrying costs for STP Units 1 and 2 and established a corresponding liability to customers recorded in Mirror CWIP liability and other. CPL is amortizing this Mirror CWIP liability in declining amounts over a five year period, including non-cash earnings of $76 million in 1993, $83 million in 1992 and $97 million in 1991, with $68 million and $41 million remaining for 1994 and 1995, respectively.

Interest Expense
        Interest expense on long-term debt decreased in 1993 due to continued refinancings, lowering the Corporation's embedded cost of long-term debt from 8.3% in 1992 to 7.8% in 1993. Interest expense on long-term debt increased in 1992 primarily due to the issuance of $140 million in medium-term notes by Transok which was partially offset by the refinancing of higher cost long-term debt. Short-term interest expense increased in 1993 due to increased borrowings attributable to the expansion of CSW Credit's business, interim financing of CSWE's projects, and the financing of various corporate initiatives, partially offset by lower interest rates. Short-term interest expense decreased in 1992 due to lower rates.

Cumulative Effect of Changes in Accounting Principles
       In 1993, the Corporation implemented SFAS No. 112, Employers' Accounting for Postemployment Benefits, SFAS No. 109, Accounting for Income Taxes and changed the method of accounting for unbilled revenues. These changes are presented as a net $46 million cumulative effect of changes in accounting principles.

Liquidity and Capital Resources
Overview
        The  historical capital requirements of the CSW System  have  primarily been for the construction of electric utility plant. Large capital expenditures for the construction of new generating capacity are not planned through the end of this decade. Accordingly, internally generated funds should meet most of the capital requirements of the Electric Operating Companies. However, the Corporation's strategic initiatives may require additional capital. Primary sources of capital are long-term debt and preferred stock issued by the Electric Operating Companies, common stock issued by the Corporation and internally generated funds. In addition, the non-electric subsidiaries used new sources of capital in 1993 including a private medium-term note program at Transok and various forms of non-recourse financing at CSWE. The Corporation, in order to strengthen its capital structure and support growth from time to time, may decide to issue additional shares of its common stock.

        Productive investment of net funds from operations in excess of capital expenditures and dividend payments are necessary to enhance the long-term value of the Corporation for its investors. The Corporation is continually evaluating the best use of these funds. The Corporation is required to obtain authorization from various regulatory bodies in order to invest in any additional business activities.

Capital Expenditures
       Capital expenditures totaled $508 million in 1993. Based on projections of growth in peak demand, the CSW System will not require significant additional generating capability through the end of this decade. Planned construction expenditures for the Electric Operating Companies for the next three years are primarily to improve and expand transmission and distribution facilities. These improvements will be required to meet the needs of new customers and the growth in the requirements of existing customers. Capital expenditures without regard to capital required for acquisitions by CSW or its subsidiaries, if any, are expected to be $535 million, $466 million, and $487 million during 1994, 1995, and 1996, respectively. Approximately 13% of the total for the three -year period is for expected expansion of Transok's gas pipeline system.

        The CSW System facilities plan presently includes projected coal- and lignite-fired generating plants for which the CSW System has invested approximately $140 million in prior years for plant sites, engineering studies and lignite reserves. In 1993, as part of an analysis of its facilities plan, the Corporation rejected certain lignite leases and wrote down its lignite related investment by approximately $14 million. Should future plans exclude these plants for environmental or other reasons, the Corporation would evaluate the probability of recovery of these investments and record appropriate reserves.

Long-Term Financing
        During 1993 and the first two months of 1994, the majority of the CSW System's long-term financing consisted of refinancing high cost debt with lower cost debt, summarized as follows:

 Debt Issued Debt Reacquired
        Security   Amount  Rate   Maturity Security  Amount   Rate   Maturity
                 (millions)                        (millions)
CPL      FMB (1)     $25  7 1/8%    1999      FMB (1)  $25    8 3/4%  2000
         FMB (1)     115  7 1/2     2002      FMB (1)   40    9 3/8   2004
                                              FMB (1)   75    8 7/8   2008
         FMB (3)      50  6 7/8     2003      FMB       46    8       2003
         FMB          75  7 1/8     2008      FMB       75    8 1/4   2007
         FMB         100  6         2000      FMB      150    9 3/4   1998
         FMB (3)     100  7 1/2     2023
         PCRB        120  6         2028      PCRB      70    10 1/8  2014
                                              PCRB      50    9 3/4   2015
PSO      FMB (3)      35  6 1/4     2003      FMB       31    8 1/4   2004
         FMB         100  7 3/8     2023      FMB      100    9       2016
         FMB          50  6 1/2     2005      FMB       50    8 3/4   2005
SWEPCO   PCRB (1)     54  7.6       2019      PCRB (1)  54    10      2013
         FMB (3)      55  6 5/8     2003      FMB       51    8.85    2016
         FMB (3)      45  7 1/4     2023      FMB       42    9 1/8   2019
         FMB (3)      45  5 1/4     2000      FMB       20    7       1997
                                              FMB       23    7 1/2   2001
         FMB (4)      80  6 7/8     2025
WTU      FMB (2)(3)   40  6 1/8     2004      FMB       23    7 7/8   2003
                                              FMB (2)   12    7 1/4   1999
TRANSOK  MTN (4)      60  6.6-7 3/4 2002-
                                    2023

       (1) Reacquisition occurred in 1993 with proceeds from the issuance of FMBs in 1992. The funds held for these reacquisitions were reflected on the December 31, 1992 consolidated balance sheet in special deposits.
       (2) Issuance and reacquisition occurred in 1994 and are not reflected on the December 31, 1993 consolidated balance sheet.
       (3) The proceeds remaining after the reacquisition of debt were used for general corporate purposes.
       (4) Proceeds were used to repay short-term debt.

       The 1993 refinancings lowered the CSW System's embedded cost of long-term debt from 8.3% in 1992, to 7.8% in 1993. The CSW System continually monitors the capital markets for opportunities to lower its cost of capital through refinancing.

       Certain Electric Operating Companies have filed shelf registration statements with the SEC for the sale of first mortgage bonds. CPL and WTU currently have $360 and $60 million remaining under their respective shelf registration statements.

       In 1993, Transok sold an aggregate of $60 million of medium-term notes, completing its $200 million private medium-term note program. Proceeds from the sale of these notes were used primarily to repay interim financings provided by the Corporation for acquisitions by Transok in 1991.

       The Electric Operating Companies and Transok may issue additional debt securities, subject to market conditions and other factors, to refund debt, to meet capital expenditure needs, and for other general corporate purposes.

       The Corporation is considering acquiring other electric utility companies or other electric utility properties. For any major acquisition, additional funds from the capital markets, including the issuance of common stock in underwritten public offerings, in the acquisition transaction itself, or otherwise, may be required.

       In connection with the proposed El Paso acquisition CSW plans to issue new shares of CSW Common. As discussed above, the aggregate number of shares of CSW Common to be issued pursuant to the Modified Plan cannot be determined at this time. The total value of such shares is projected to be approximately $770 million.

       In 1993, the Corporation modified its PowerShare dividend reinvestment plan. The new plan is available to all CSW shareholders, employees, eligible retirees, its utility customers and other residents of the four states where the Electric Operating Companies operate. Plan participants are able to make optional cash payments and reinvest all or any portion of their dividends in CSW common shares. Based on the experience of similar plans, the Corporation expects that 1 to 5 percent of its customers will participate, providing an estimated $25 to $50 million of new common stock equity a year.

       The Corporation strives to maintain a strong capital structure and credit ratings for each company in the CSW System to provide the flexibility to pursue other business endeavors, the ability to obtain required funds from the capital markets, and the ability to react to changing economic and financial conditions.

Short-term Debt
       Short-term debt, except for CSW Credit, is used primarily to meet fluctuations in working capital requirements and other interim capital needs. The primary source of short-term borrowings is the issuance of the Corporation's commercial paper, of which $769 million was outstanding at December 31, 1993. Bank lines of credit aggregating $797 million at year end were maintained by the Corporation to back up its commercial paper program. Strategic goals include high ratings on commercial paper and adequate bank lines of credit to provide maximum flexibility.

       The maximum amount of consolidated short-term debt outstanding in 1993 was $1,465 million in September which represented 24% of total capitalization at December 31, 1993. The average amount of short-term debt outstanding during 1993 was $1,219 million, of which $683 million was attributable to CSW Credit. The weighted average cost of short-term debt was 3.4% in 1993. Short-term debt outstanding increased due to increases at CSW Credit due to the addition of a significant customer, the interim funding of certain CSWE construction projects and continued expenditures for new corporate initiatives.

CSW Energy
       At December 31, 1993, the Corporation had loaned $209 million to CSWE on an interim basis for the purpose of developing and constructing cogeneration facilities. Repayment of these amounts to the Corporation is expected to be through funds obtained from third party non-recourse project financing. In late February 1994, CSWE closed permanent project financing for its 50% owned Mulberry facility, which is described below, and repaid $94 million of the interim financing provided by the Corporation. In addition to the amounts already expended in 1993 for the development of projects, CSWE has authority from the SEC to expend up to $102 million on future projects.

CSW Credit
       CSW Credit purchases without recourse the accounts receivable of the Operating Companies and certain non-affiliated electric companies. CSW Credit's capital structure contains greater leverage than that of the Operating Companies, consequently lowering the Corporation's cost of capital.

       CSW Credit issues commercial paper, secured by the assignment of its receivables, to meet its financing needs. CSW Credit maintains a revolving credit agreement which aggregated $960 million at December 31, 1993 to back up its commercial paper program.

Recent Developments and Trends
Competition and Industry Challenges
       The Corporation's business has been, and will continue to be affected by various challenges that confront the electric utility industry generally. The CSW System currently faces competition for power sales in the wholesale market. In the future, the Corporation may face similar competition for retail sales from other utilities, independent power producers or alternative sources of electricity or other energy. To date, the CSW System has been successful in meeting the competition.

       In 1993, PSO and SWEPCO filed with the FERC tariffs under which they make generally available firm and non-firm transmission services for other electric utilities on the combined PSO and SWEPCO transmission systems in the Southwest Power Pool. The FERC accepted the tariffs for filing on November 4, 1993. The tariffs will expose the CSW System to some additional risk of loss of load or reduced revenue resulting from competition with alternative suppliers of electric power.

       Other industry-wide issues confronting the Corporation and its subsidiaries include current and proposed stringent nuclear, environmental and other regulation and deregulation. In addition, the Corporation and its subsidiaries are continuing to manage costs and rates and focus on new initiatives, including non-utility initiatives, in order to maintain its financial strength and reach its financial targets.

Holding Company Act
       The Holding Company Act generally limits the operations of a registered holding company to a single integrated public utility system, plus such additional businesses as are functionally related to such system. Among other things, the Holding Company Act requires the Corporation and its subsidiaries to seek prior SEC approval before effecting mergers and acquisitions or pursuing other types of initiatives. Pervasive regulation under the Holding Company Act may impede or delay the Corporation's efforts to achieve its strategic and operating objectives, including its pursuit of non-utility initiatives. The Corporation is continuing its efforts to modify the Holding Company Act in order to provide the flexibility to compete within the changing environment.

Litigation and Regulatory Proceedings
       PSO had been named a defendant in complaints filed in federal and state courts in Oklahoma alleging, among other things, that some of the plaintiffs and the property of other plaintiffs were contaminated with PCBs and other toxic by-products following certain incidents, including transformer malfunctions. To date, complaints representing approximately $735 million (including compensatory and punitive damages) of claims have been dismissed, certain of which resulted from settlements among the parties. The settlements did not have a significant effect on the Corporation's consolidated results of operations. Remaining complaints currently total approximately $396 million, of which approximately one-third represents punitive damages. Although management cannot predict the outcome of these proceedings, it believes that PSO has defenses to these complaints and intends to pursue them vigorously. Moreover, management has reason to believe that PSO's insurance may cover some of the claims. Management also believes that the ultimate resolution of these cases will not have a material adverse effect on the Corporation's consolidated results of operations.

       Four pending lawsuits, naming CPL as one of the defendants, allege that property damage and health impairment affects residents near the Industrial Road and Industrial Metals site in Corpus Christi, Texas. This site was used by several metal salvage companies for the salvage of various materials purchased from electric utilities. Although management cannot predict the outcome of these proceedings, based on the defenses that management believes are available to CPL, management believes that the ultimate resolution of the pending lawsuits will not have a material adverse effect on the Corporation's consolidated results of operations.

CPL Fuel Reconciliation
       In March 1994, the Texas Commission issued an order, supporting the Texas Commission staff's recommendation, which requires CPL to file its fuel reconciliation in the fourth quarter of 1994.

       Reference is made to Note 10, Litigation and Regulatory Proceedings, for additional information relating to CPL's fuel reconciliation.

CPL Rate Cases
       During December 1993 and January 1994, several Cities in CPL's service territory exercised their rights to require CPL to file rate cases to determine if CPL's rates are fair, just and reasonable. The Cities have informed CPL that this rate review was precipitated by the outage at STP, leading the Cities to question whether STP should continue to be included in CPL's rate base. The Cities together account for approximately 40% of CPL's base revenues. The governing bodies of these Cities have original jurisdiction over rates only within their incorporated limits.

       In February and March 1994, most of the Cities passed resolutions ordering CPL to reduce rates by amounts ranging from $73 million to $137 million, if applied on a total company basis. The rate reductions are based on removal of a portion of STP costs from base rates. The orders only affect the rates of customers who take service within these Cities' limits. CPL has appealed some of these actions, and intends to timely appeal the others to the Texas Commission, which has authority to stay their effectiveness.

       Similar challenges to CPL's rates have been filed with the Texas Commission by OPUC, the Texas Commission General Counsel, and affected customers (collectively Customer Cases). In its complaint, OPUC has alleged CPL is overearning by amounts ranging from $16 million to $214 million, if applied on a total company basis, based on a range of returns on common equity, removal of the investment in STP Unit 2 from rate base and certain other matters. The Texas Commission has exclusive original jurisdiction over the rates and services of CPL in the areas outside municipal limits of cities who retain original jurisdiction.

       An administrative law judge has consolidated the Cities appeals with the Customer Cases filed at the Texas Commission and established a procedural schedule which has set a hearing on interim rates to be held in April 1994, and is designed to allow for a Texas Commission final order in the consolidated proceeding to be issued in September 1994. CPL has appealed to the Texas Commission those portions of the administrative law judge's order concerning the schedule that would lead to a final determination by the Texas Commission in September 1994. The parties are currently negotiating certain procedural matters.

       It is CPL's position that the Texas Commission lacks legal authority to implement interim rates in the Customer Cases. CPL also contends, with respect to the Cities appeals, that by failing to review all of CPL's costs and revenues, the Cities did not determine CPL's just and reasonable level of rates. CPL intends to request the Texas Commission to stay the city rate ordinances, or, in the alternative, to set interim rates at CPL's current level of rates in those cities that have taken action. The Texas Commission has legal authority to take such action to effect uniform systemwide rates for CPL.

       CPL contends that both units of STP belong in rate base because of the long-term benefits nuclear generation provide to customers and the fact that STP Unit 1 has returned to service and STP Unit 2 should soon return to service. There are no Texas Commission precedents addressing the removal of a nuclear plant from rate base. CPL's base rates were last set in 1990. Based on inclusion of both units of STP in rate base, CPL believes it is not collecting excessive revenues, even when considering market rates of return on common equity that are generally lower than they were in 1990 when base rates were last set.

       Management cannot predict the ultimate outcome of these rate filings, although management believes that their ultimate resolution will not have a material adverse effect on the Corporation's consolidated results of operations or financial condition.

       Reference is made to Note 10, Litigation and Regulatory Proceedings, for additional information relating to litigation and regulatory proceedings during 1993 involving the Electric Operating Companies.

       Reference is made to Note 10, Litigation and Regulatory Proceedings, for additional information related to the CPL rate case.

       See ITEM 1. BUSINESS - REGULATION AND RATES - Rates, for additional information related to the CPL Cities rate cases.

Consolidated Taxes
       The Texas Commission has historically allowed recovery in rates an income tax component based on the Federal income tax incurred by a utility as if it were a stand-alone company. However, in two recent rate determinations, the Texas Commission reduced another Texas utility's tax losses and other items.
The Texas Supreme Court has agreed to review the decision of a court of appeals which determined that the Texas Public Utility Regulatory Act requires the Texas Commission to reduce rates by the tax benefit of losses of an unregulated affiliate.

       The Corporation believes that Federal income taxes should be determined on a stand-alone basis for ratemaking purposes. Presently, this issue does not have a significant effect on the Corporation.

Environmental
       The operations of the CSW System, like those of other utility systems, generally involve the use and disposal of substances subject to environmental laws. CERCLA, the federal "Superfund" law, addresses the cleanup of sites contaminated by hazardous substances. Superfund requires that PRPs fund remedial actions regardless of fault or the legality of post disposal activities. Many states have similar laws. Theoretically, any one PRP can be held responsible for the entire cost of a cleanup. Typically, however, cleanup costs are allocated among PRPs.

       The Electric Operating Companies have been named as responsible parties under federal or state remedial laws thirteen times, and have resolved seven of those claims without a material adverse effect on the Corporation. The Corporation does not anticipate that resolution of the remaining six claims, individually or in the aggregate, will have a material adverse effect on it. Although the reasons for this expectation differ from site to site, factors that are the basis for the expectation for specific sites are the volume and/or type of waste allegedly contributed by the Electric Operating Company, the estimated amount of costs allocated to the Electric Operating Company and the participation of other parties.

       Contaminated former MGPs are a type of site which utilities, and others, may have to remediate in the future under Superfund or other federal or state remedial programs. Gas was manufactured at MGPs from the mid-1800's to the mid-1900's. In some cases, utilities and others have faced potential liability for MGPs because they, or their alleged predecessors, owned or operated the plants. In other cases, utilities or others may have been subjected to such liability for MGPs because they acquired MGP sites after gas production ceased. SWEPCO is investigating contamination at a suspected MGP in Marshall, Texas. Although it has not been determined whether a cleanup will be required at this site, preliminary estimates of potential response costs indicate that such costs would not be material to the Corporation. As more information is obtained about the site, and SWEPCO discusses the site with the TNRCC, the preliminary estimates may change. If a cleanup is required, SWEPCO intends to seek contribution from other PRPs.

       Under the Clean Air Amendments of 1990, beginning in the year 2000 the Electric Operating Companies will be required to hold allowances in order to emit sulfur dioxide. The Corporation believes, based on the CSW System facilities plan, that its allowances are adequate to meet the needs of the Electric Operating Companies at least through 2008. These amendments also direct the EPA to issue regulations governing nitrogen oxide emissions. Currently the Corporation anticipates spending $15 million on continuous emission monitoring equipment from 1993 through 1995. In addition, these amendments require government studies to determine what controls, if any, should be imposed on utilities to control air toxic emissions. The impact that the nitrogen oxide emission regulations, and the air toxics study, will have on the Electric Operating Companies cannot be determined at this time.

       Research is ongoing whether exposure to EMFs may result in adverse health effects or damage to the environment. Although a few of the studies to date have suggested certain associations between EMFs and some types of adverse health effects, the research to date has not established a cause-and-effect relationship between EMFs and adverse health effects. The Corporation cannot predict the impact on the CSW System or the electric utility industry if further investigations or proceedings were to establish that the present electricity delivery system is contributing to increased risk or incidence of health problems.

       See ITEM 1. BUSINESS - ENVIRONMENTAL MATTERS, for additional information related to environmental matters.

Fuel Settlements
       During December 1993, two major disputes involving litigation with long-term contract coal suppliers were settled. One dispute related to a coal supply contract between WTU and Exxon Coal USA, Inc. and the other to a coal supply contract between SWEPCO and Amax Coal Company. In each case, the prior contract was replaced with a new or amended and restated coal supply agreement. Both settlements are expected to result in reduced fuel costs both now and in the future.

       In January 1994, SWEPCO entered into a settlement with Delhi Gas
Pipeline Co. of litigation between the parties regarding a gas supply contract. The settlement provided for termination of the existing gas supply contract, which otherwise would have expired in March 1995, and a new four-year gas supply contract between the parties. The settlement is expected to result in a reduction of SWEPCO's gas costs now and in the future.

       The benefit of these settlements will be passed through to customers of WTU and SWEPCO through fuel cost adjustment mechanisms.

Non-Utility Initiatives
Transok
       Transok is an intrastate natural gas gathering, transmission, marketing and processing company that provides natural gas services to CSW System companies, predominately PSO, and to non-affiliated gas customers throughout the United States. Transok's natural gas facilities are located in Oklahoma, Louisiana and Texas. It operates gas processing plants and markets natural gas liquids produced from those plants to various markets.

       In 1993, Transok completed the purchase of the NGC Anadarko Gathering System, which included a processing plant and approximately 350 miles of gathering facilities. Transok also completed a new pipeline connecting the 125-megawatt San Angelo power station owned by WTU to Northern Natural Gas Company. The 34-mile connection will create an opportunity to reduce WTU's fuel costs and improve its reliability by offering easier access to competitively priced interstate gas, especially in times of peak usage.

       Transok also began building a 41-mile pipeline in Oklahoma, to connect its Wynnewood line to its Comanche processing plant. When completed in 1994 it will serve PSO by alleviating constraints on other Transok pipeline facilities.

CSW Energy
       CSWE was reactivated in 1990 for the purpose of developing business opportunities primarily in the area of independent power and cogeneration. This wholly-owned subsidiary of the Corporation is authorized to develop various non-utility generation projects and to own and operate such projects, subject to further regulatory approvals.

       At December 31, 1993, CSWE had made equity investments of $28 million and currently intends to make additional equity investments of $30 million in 1994.

       CSWE has an interest in two facilities which have achieved commercial operation. One of these projects has experienced operational difficulties that have impeded cash flows from the project. See ITEM 1. BUSINESS - Non-Utility, for further discussion of the Oildale project.

       Two other plants are expected to be completed during 1994. CSWE's 50-percent owned Ft. Lupton facility, a 272-megawatt gas-fired plant in Fort Lupton, Colorado, will provide steam and hot water for a 20 acre greenhouse and will sell electricity to Public Service Company of Colorado. The other facility is CSWE's 50-percent owned Mulberry facility, a 117-megawatt gas-fired cogeneration plant in Polk County, Florida. This facility will provide steam for a thermal host and will sell electricity to Florida Power Corporation and Tampa Electric Company. The CSW System is providing engineering, procurement and construction management services for the Mulberry project. CSWE's operating and maintenance division will operate this project.

       In late 1993, construction commenced on a 102-megawatt, gas-fired plant in Florida that will provide thermal energy to an orange juice processor and will sell electricity to Florida Power Corporation. In addition, construction will begin on a 148-megawatt plant near Sacramento, California, which will have an ethanol plant as thermal host and will supply electricity to the Sacramento Municipal Utility District.

       In addition to these projects, CSWE has another ten projects totaling more than 3,000 megawatts in various stages of development, mostly in affiliation with other developers. All of these projects are subject to further negotiations and regulatory approvals.

Mexico
       In 1993, CSW continued its Mexico initiative that began in 1992. The Corporation's goal is to participate in providing the country's future electricity needs. Mexico is projecting growth in electricity requirements of more than 5.5% per year over the next decade. The geographical location of the CSW System offers opportunities to provide bulk power sales to Mexico. In addition, the Corporation intends to participate in the development of transmission facilities, independent power projects and cogeneration in Mexico. Recent changes in Mexican statutes and regulations now permit participation in such ventures. The opening of an office in Mexico City allows CSW greater access to key Mexican industrial and governmental officials, permitting the Corporation to more readily evaluate opportunities as they become available. The passage of the North American Free Trade Agreement in 1993 should enhance the potential for the Corporation to become far more active in the Mexican electric power market.

Other Initiatives
       To meet its strategic goals the Corporation will continue to search for possible electric utilities to acquire and will continue evaluating opportunities to pursue functionally related non-utility businesses. The Corporation is, for example, exploring opportunities in telecommunications, energy, the environment, and other technologies. Furthermore, the Corporation has broken ground for the most comprehensive renewable energy project in the Southwest, encompassing photovoltaics, wind turbines, rooftop solar panels, and innovative solar-dish Stirling engines.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated Statements of Income
Central and South West Corporation
                                              For the Years Ended December 31
                                            1993            1992         1991
Operating Revenues                          (millions except per share amounts)
  Electric
    Residential                          $  1,160        $  1,046     $  1,081
    Commercial                                832             773          778
    Industrial                                736             659          632
    Sales for resale                          179             177          173
    Other                                     148             135          139
  Gas and other                               632             499          244
                                          -------         -------      -------
                                            3,687           3,289        3,047
                                          -------         -------      -------
Operating Expenses and Taxes
  Fuel and purchased power                  1,209           1,035        1,035
  Gas purchased for resale                    396             306          113
  Other operating                             679             562          531
  Restructuring charges                        97               -            -
  Maintenance                                 197             170          181
  Depreciation and amortization               330             311          291
  Taxes, other than Federal income            197             175          163
  Federal income taxes                        125             142          167
                                          -------         -------      -------
                                            3,230           2,701        2,481
                                          -------         -------      -------
Operating Income                              457             588          566
                                          -------         -------      -------
Other Income and Deductions
  Mirror CWIP liability amortization           76              83           97
  Other                                        17              (1)           8
                                          -------         -------      -------
                                               93              82          105
                                          -------         -------      -------
Income Before Interest Charges                550             670          671
                                          -------         -------      -------
Interest Charges
  Interest on long-term debt                  219             230          224
  Interest on short-term debt and other        50              36           46
                                          -------         -------      -------
                                              269             266          270
                                          -------         -------      -------
Income before Cumulative Effect of Changes
    in Accounting Principles                  281             404          401
Cumulative Effect of Changes in Accounting
    Principles                                 46               -            -
                                          -------         -------      -------
Net Income                                    327             404          401
Preferred Stock Dividends                      19              22           26
                                          -------         -------      -------
Net Income for Common Stock             $     308       $     382    $     375
                                          =======         =======      =======
Average Common Shares Outstanding           188.4           188.3        188.3
Earnings per Share of Common Stock before
  Cumulative Effect of Changes in
    Accounting Principles               $    1.39       $    2.03    $    1.99
Cumulative Effect of Changes in
    Accounting Principles               $     .24       $     -      $     -
Earnings per Share of Common Stock      $    1.63       $    2.03    $    1.99
Dividends Paid per Share of Common
  Stock                                 $    1.62       $    1.54    $    1.46

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Retained Earnings
Central and South West Corporation
                                           For the Years Ended December 31
                                           1993          1992         1991
                                                      (millions)
Retained Earnings at Beginning of Year   $  1,751     $  1,659     $  1,570
  Net income for common stock                 308          382          375
  Deduct: Common stock dividends              306          290          275
          Preferred stock redemption costs     --           --           11
                                          -------      -------      -------
Retained Earnings at End of Year         $  1,753     $  1,751     $  1,659
                                          =======      =======      =======
The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Cash Flow
Central and South West Corporation
                                           For the Years Ended December 31
                                           1993          1992         1991
                                                      (millions)
Operating Activities
  Net income                             $    327  $     404   $     401
  Non-cash items included in net income
    Depreciation and amortization             366        351         326
    Deferred income taxes and investment
      tax credits                              94         71          62
    Mirror CWIP liability amortization        (76)       (83)        (97)
    Restructuring charges                      97         --          --
    Cumulative effect of changes in
      accounting principles                   (46)        --          --
  Changes in assets and liabilities
    Accounts receivable                       (64)       (52)        (46)
    Unrecovered fuel cost                     (63)        (4)         16
    Accounts payable                           27         53          54
    Accrued taxes                              45        (41)         10
    Other                                     (13)       (13)        (22)
                                          -------    -------     -------
                                              694        686         704
                                          -------    -------     -------
Investing Activities
  Capital expenditures                       (508)      (422)       (322)
  Acquisitions                               (106)       (27)       (261)
  Non-affiliated accounts receivable
    purchases                                (314)        11           3
  CSW Energy projects                        (127)       (37)         --
  Other                                       (14)        (8)         (8)
                                          -------    -------     -------
                                           (1,069)      (483)       (588)
                                          -------    -------     -------
Financing Activities
  Proceeds from issuances of long-term
    debt                                      904      1,009          30
  Retirement of long-term debt                (50)        (4)        (11)
  Reacquisition of long-term debt            (987)      (652)        (30)
  Special deposits for reacquistion of
    long-term debt                            199       (199)         --
  Redemption of preferred stock               (17)       (13)        (13)
  Change in short-term debt and other         603         19         225
  Payment of dividends                       (325)      (312)       (301)
                                          -------    -------     -------
                                              327       (152)       (100)
                                          -------    -------     -------

Net Change in Cash and Cash Equivalents       (48)        51          16
Cash and Cash Equivalents at Beginning
  of Year                                     110         59          43
                                          -------    -------     -------
Cash and Cash Equivalents at End of Year $     62   $    110    $     59
                                          =======    =======     =======
Supplementary Information
  Interest paid less amounts capitalized $    260   $    268    $    271
                                          =======    =======     =======
  Income taxes paid                      $     53   $    108    $    129
                                          =======    =======     =======

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Balance Sheets
Central and South West Corporation
                                                As of December 31
                                              1993             1992
  (millions)
ASSETS
Plant
  Electric utility
    Production                             $  5,775          $  5,756
    Transmission                              1,228             1,177
    Distribution                              2,362             2,182
    General                                     709               628
    Construction work in progress               371               264
    Nuclear fuel                                160               153
  Gas                                           752               666
                                            -------           -------
                                             11,357            10,826
  Less-Accumulated depreciation               3,550             3,265
                                            -------           -------
                                              7,807             7,561
                                            -------           -------

Current Assets
  Cash and temporary cash investments            62               110
  Special deposits                                2               206
  Accounts receivable                           813               435
  Materials and supplies, at average cost       149               144
  Fuel inventory, substantially at
    average cost                                102               136
  Gas inventory/products for resale,
    substantially at LIFO                        28                10
  Unrecovered fuel cost                          70                 7
  Prepayments and other                          53                33
                                            -------           -------
                                              1,279             1,081
                                            -------           -------
Deferred Charges and Other Assets
  Deferred plant costs                          518               519
  Mirror CWIP assets                            332               342
  Other non-utility investments                 253               135
  Income tax regulatory assets                  182                --
  Other                                         252               191
                                            -------           -------
                                              1,537             1,187
                                            -------           -------
                                           $ 10,623          $  9,829
                                            =======           =======

The accompanying notes to consolidated financial statements are an integral part of these statements.


Central and South West Corporation
                                                         As of December 31
                                                       1993             1992
                                                             (millions)
CAPITALIZATION AND LIABILITIES
Capitalization
  Common stock, $3.50 par value, authorized
    350,000,000 shares in 1993 and 1992;
    issued and outstanding 188,405,000 shares in
    1993 and 188,371,000 shares in 1992.            $     659       $     659
  Paid-in capital                                         518             517
  Retained earnings                                     1,753           1,751
                                                     --------        --------
      Total Common Stock Equity                         2,930           2,927

  Preferred stock
    Not subject to mandatory redemption                   292             292
    Subject to mandatory redemption                        58              75
  Long-term debt                                        2,749           2,647
                                                     --------        --------
      Total Capitalization                              6,029           5,941
                                                     --------        --------
Current Liabilities
  Long-term debt/preferred stock due within
    twelve months                                          26             246
  Short-term debt                                         769             483
  Short-term debt - CSW Credit                            641             326
  Accounts payable                                        306             279
  Accrued taxes                                            98              53
  Accrued interest                                         55              59
  Accrued restructuring charges                            97              --
  Other                                                   168             116
                                                     --------        --------
                                                        2,160           1,562
                                                     --------        --------
Deferred Credits
  Income taxes                                          1,935           1,660
  Investment tax credits                                  335             350
  Mirror CWIP liability and other                         164             316
                                                     --------        --------
                                                        2,434           2,326
                                                     --------        --------
                                                     $ 10,623        $  9,829
                                                     ========        ========

The accompanying notes to consolidated financial statements are an integral part of these statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies
      Public Utility Regulation
      Central and South West Corporation is subject to regulation by the Securities and Exchange Commission as a registered holding company under the Public Utility Holding Company Act of 1935. CSW's Operating Companies are also regulated by the SEC under the Holding Company Act. The Corporation's four Electric Operating Companies-Central Power and Light Company, Public Service Company of Oklahoma, Southwestern Electric Power Company, and West Texas Utilities Company-are subject to regulation by the Federal Energy Regulatory Commission. The Electric Operating Companies are subject to further regulation for rates and other matters by state regulatory commissions.

      CSW Credit, Inc.
      A wholly-owned subsidiary of the Corporation, CSW Credit, purchases, without recourse, the billed and unbilled accounts receivable of the Electric Operating Companies, Transok and certain nonaffiliated companies.

      The more significant accounting policies of the Corporation and its subsidiaries are summarized below.

      Principles of Consolidation
      The   consolidated  financial  statements  include  the  accounts  of  the
      Corporation and its subsidiary companies. All significant intercompany items and transactions have been eliminated.

      Plant
      Electric utility plant is stated at the original cost of construction, which includes the cost of contracted services, direct labor, materials, overhead items and allowances for borrowed and equity funds used during construction. Gas plant acquisitions are stated at fair market value based on the purchase price while other gas plant is stated at original cost of construction, which includes the cost of contracted services, direct labor, materials, overhead items and capitalized interest.

      Depreciation
      Provisions for depreciation of plant are computed using the straight-line method, generally at individual rates applied to the various classes of depreciable property. The annual consolidated composite rates averaged 3.2% for 1993, 1992 and 1991.

      Nuclear Decommissioning
      CPL's portion of the estimated costs of decommissioning STP is $85 million in 1986 dollars based on a site specific study completed in 1986. CPL will continue to review and update this cost estimate and a new study will be completed in 1994. CPL is recovering decommissioning costs through its rates over the 38-year life of STP. The $4 million annual cost of decommissioning is reflected in the income statement as other operating expense. The funds received from customers applicable to decommissioning are paid to an irrevocable external trust and as such are not reflected on the Corporation's consolidated balance sheets. At December 31, 1993, the trust balance was approximately $15 million.

      At the end of STP's 38-year life, decommissioning will be accomplished using the decontamination method, which is one of three techniques acceptable by the NRC. Using this method the decontamination activities occur as soon as possible after the end of plant operation. Contaminated equipment is cleaned or removed to a permanent disposal location and the site is generally returned to its pre-plant state.

      Electric Revenues and Fuel
      Prior to January 1, 1993, electric revenues were recorded at the time billings were made to customers on a cycle-billing basis. Electric service provided subsequent to billing dates through the end of each calendar month became part of operating revenues of the next month. To conform to general industry standards, the Electric Operating Companies changed their method of accounting to accrue for estimated unbilled revenues. The effect of this change on 1993 net income was an increase of $49 million ($0.26 per share), net of taxes of $26 million. If this change in accounting method was applied retroactively, the effect on consolidated net income for 1992 and 1991 would have been immaterial. This adjustment was recorded in 1993 as a cumulative effect of change in accounting principle.

      The Electric Operating Companies recover actual fuel costs through fuel recovery mechanisms. The application of these mechanisms varies by jurisdiction. Fuel costs regulated by Oklahoma, Louisiana, Arkansas and FERC are adjusted automatically. Fuel costs in Texas are recovered as a fixed component of rates whereby over-recoveries of fuel are payable to customers and under-recoveries may be billed to customers after Texas Commission approval. See Note 10, Litigation and Regulatory Proceedings, for further information about fuel recovery.

      Deferred Plant Costs
      In accordance with orders of the Texas Commission, WTU and CPL deferred operating, depreciation and tax costs incurred for Oklaunion Power Station Unit 1 and STP, respectively, subsequent to their commercial operation dates until retail rates which included Oklaunion and STP in rate base became effective. The deferred costs are being amortized and recovered through rates over the lives of the respective plants. See
      Note 10, Litigation and Regulatory Proceedings, for further discussion of WTU's and CPL's deferred accounting proceedings.

      Statements of Cash Flows
      Cash  equivalents  are  considered to be highly  liquid  debt  instruments
      purchased   with  a  maturity  of  three  months  or  less.   Accordingly,
      temporary cash investments are considered cash equivalents.

      Accounting Changes
      Effective January 1, 1993, the Corporation adopted SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions and SFAS No. 112, Employers' Accounting for Postemployment Benefits (See Note 8, Benefit Plans). The Corporation also adopted SFAS No. 109, Accounting for Income Taxes (See Note 2, Federal Income Taxes). In addition, the Electric Operating Companies also changed their method of accounting for unbilled revenues (See Note 1, Summary of Significant Accounting Policies, Electric Revenues and Fuel).

      The adoption of SFAS No. 106 resulted in an increase in 1993 operating expenses of $16 million. The adoption of SFAS No. 109, SFAS No. 112 and the change in accounting for unbilled revenues are presented as cumulative effect of changes in accounting principles as shown below:

                            Pre-Tax  Tax Net  Income    EPS
                            Effect   Effect   Effect   Effect
      -------------------------------------------------------
                                 (millions, except EPS)
      SFAS No. 109           $  -     $  6     $  6     $0.03
      SFAS No. 112            (13)       4       (9)    (0.05)
      Unbilled revenue         75      (26)      49      0.26
      Total                   $62     $(16)     $46     $0.24

      Pro forma amounts, assuming that the change in accounting for unbilled revenues had been adopted retroactively, are not materially different from amounts previously reported for prior years.

      Reclassification
      Certain financial statement items for prior years have been reclassified to conform to the 1993 presentation.

2.    Federal Income Taxes
      The Corporation adopted the provisions of SFAS No. 109 effective January 1, 1993. The net effect on the Corporation's earnings was a one-time adjustment to increase net income by $6 million ($0.03 per share). This adjustment was recorded as a cumulative effect of change in accounting principle. The benefit was attributable to the reduction in deferred taxes associated with the Corporation's non-utility operations previously recorded at rates higher than current rates.

      For utility operations, there is no effect of SFAS No. 109 on the Corporation's earnings. As a result of this change, the Corporation recognized additional accumulated deferred income taxes, from its utility operations, and corresponding regulatory assets and liabilities to ratepayers in amounts equal to future revenues or the reduction in future revenues required when the income tax temporary differences reverse and are recovered or settled in rates. As a result of a favorable earnings history, the Corporation did not record any valuation allowance against deferred tax assets at December 31, 1993.

      The Corporation files a consolidated Federal income tax return and participates in a tax sharing agreement.

      Components of income taxes are as follows:

                                                     1993     1992     1991
      ---------------------------------------------------------------------
      Included in Operating Expenses and Taxes              (millions)
        Current                                      $ 28     $ 64     $105
        Deferred                                      112       95       77
        Deferred investment tax credits (ITC)         (15)     (17)     (15)
                                                      ---      ---      ---
                                                      125      142      167
                                                      ---      ---      ---
      Included in Other Income and Deductions
        Current                                        (3)      (7)      (5)
        Deferred                                       (5)       7       (4)
                                                      ---      ---      ---
                                                       (8)       -       (9)
                                                      ---      ---      ---
      Tax effects of cumulative effect of changes
         in Accounting Principles                      14        -        -
                                                      ---      ---      ---
                                                       14        -        -
                                                      ---      ---      ---
                                                     $131     $142     $158
                                                      ===      ===      ===

      Total income taxes differ from the amounts computed by applying the statutory income tax rates to income before taxes. The reasons for the differences are as follows:

                                           1993    %    1992    %    1991    %
                                                    (dollars in millions)
      Tax at statutory rates               $160    35   $186    34   $190    34
      Differences
        Amortization of ITC                 (15)   (3)   (15)   (3)   (14)   (3)
        Mirror CWIP                         (23)   (5)   (25)   (4)   (29)   (5)
        Benefit of tax settlements            -     -    (10)   (2)     -     -
        Prior period adjustments             18     4      -     -      -     -
        Cumulative effect of change in
          method of accounting for
          income taxes                       (8)   (2)     -     -      -     -
        Other                                (1)    -      6     1     11     2
                                            ---    --    ---    --    ---    --
                                           $131    29   $142    26   $158    28
                                            ===    ==    ===    ==    ===    ==
      Investment tax credits deferred in prior years are included in income over the lives of the related properties.

      The significant components of the net deferred income tax liability are as follows:

                                               December 31,        January 1,
                                                  1993               1993
      Deferred Tax Liabilities:                         (millions)
        Property related book\tax
          basis differences                      $1,547             $1,396
        Mirror CWIP  asset                          116                116
        Deferred plant costs                        181                177
        Income tax related regulatory assets        239                232
        Other                                       234                227
                                                  -----              -----
      Total Deferred Tax Liabilities              2,317              2,148
                                                  -----              -----
      Deferred Tax Assets:
        Income tax related regulatory liabilities  (177)              (203)
        Mirror CWIP  liability                      (38)               (63)
        Alternative minimum tax carryforward        (68)               (52)
        Other                                      (105)               (88)
                                                  -----              -----
      Total deferred tax assets                    (388)              (406)
                                                  -----              -----
      Net accumulated deferred income taxes -
        total                                     1,929              1,742
                                                  =====              =====
      Net accumulated deferred income taxes -
        noncurrent                                1,935              1,790
      Net accumulated deferred income taxes -
        current                                      (6)               (48)
                                                  -----              -----
      Net accumulated deferred income taxes -
        total                                    $1,929             $1,742
                                                  =====              =====
3.   Long-Term Debt
     The long-term debt of the Operating Companies outstanding as of the end of the last two years was as follows:

            Maturities            Interest Rates           December 31
      From             To        From          To       1993         1992
                                                           (millions)
      First mortgage bonds
      1994            1998      5 1/4%       9 3/4%   $  253       $  423
      1999            2003       5 1/4       8           656          475
      2004            2008       6 .2        8 3/4       478          509
      2014            2018       7 1/2       9 3/4       144          349
      2019            2023       7 1/4       9 3/8       503          312
      2024            2028       6 7/8       6 7/8        80           --

      Pollution control bonds
      2004            2008       5 .9        7 1/8       104          105
      2009            2013       8 .2        8 .2         17           17
      2014            2018       7 7/8      10 1/8       274          344
      2019            2023       7 .6        7 .6         54           54
      2024            2028       6 .0        6 .0        120           --

      Notes and lease obligations
      1995            2023       3 .16       9 3/4       273          216

      Unamortized discount                               (22)         (28)
      Unamortized costs of reaquired debt               (185)        (129)
                                                       -----        -----
                                                      $2,749       $2,647
                                                       =====        =====

      The mortgage indentures, as amended and supplemented, securing first mortgage bonds issued by the Electric Operating Companies, constitute a direct first mortgage lien on substantially all electric utility plant.

      The Electric Operating Companies and Transok may offer additional first mortgage bonds and medium-term notes subject to market conditions and other factors.

      Annual Requirements
      Certain series of outstanding first mortgage bonds have annual sinking fund requirements which are generally 1% of the amount of each such
      series  issued.   These  requirements may be, and  have  generally  been,
      satisfied by the application of net expenditures for bondable property in an amount equal to 166-2/3% of the annual requirements.

      At December 31, 1993, the annual sinking fund requirements average approximately $5 million for the next five years and the annual maturities of long-term debt are below $36 million except in 1997 when the maturities are $258 million.

      Dividends
      The mortgage indentures, as amended and supplemented, contain certain restrictions on the use of retained earnings for cash dividends on their common stocks. These restrictions do not limit the ability of the Corporation to pay dividends to its shareholders. At December 31, 1993, $1,131 million of the subsidiaries' retained earnings were available for the payment of cash dividends to the Corporation.

      Reacquired Long-term Debt
      During  1993,  1992 and 1991, the Electric Operating Companies  reacquired
      $987   million,   $652  million  and  $30  million  of  long-term   debt,
      respectively,  including reacquisition premiums, prior to maturity.   The
      premiums and related reacquisition costs are included in long-term debt on the consolidated balance sheets and are being amortized over 5 to 35 years, consistent with its ratemaking treatment. Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, for more information on reacquired long-term debt.

      The weighted average cost of long-term debt was 7.8% for 1993, 8.3% for 1992 and 9.0% for 1991.

4.    Preferred Stock
      The outstanding preferred stock of the Electric Operating Companies as of the end of the last two years was as follows:

         1993                                                   Current
        Shares      Dividend Rate         December 31          Redemption
      Outstanding   From       To       1993      1992           Prices
                                          (millions)       From           To
- ------------------------------------------------------------------------------
      Not subject to mandatory redemption
      592,900        4%        5%       $ 59      $ 59    $102.75      $109.00
      760,000        7.12      8.72       76        76     101.00       102.91
      1,600,000    auction               160       160     100.00       100.00
      Issuance expenses and unamortized
        redemption costs                  (3)       (3)
                                         ---       ---
                                        $292      $292
                                         ===       ===
      Subject to mandatory redemption
      364,000        6.95%     6.95%    $ 37      $ 47    $104.64      $104.64
      223,750       10.05     10.05       22        29     104.76       104.76
      Issuance expenses and unamortized
        redemption costs                  (1)       (1)
                                         ---       ---
                                        $ 58      $ 75
                                         ===       ===

      The outstanding preferred stock not subject to mandatory redemption is redeemable at the option of the Electric Operating Companies upon 30 days
      notice  at  the  current  redemption  price  per  share.   CPL's  auction
      preferred stock totaling $160 million may also be redeemed at par on any dividend payment date. The CSW System's authorized number of shares of preferred stock totaled 6.4 million at December 31, 1993 and 1992.

      Redemption   prices  of  certain  preferred  stock  decline  at  specified intervals in future periods. The preferred stock issues subject to mandatory redemption are refundable at various times during the period 1994 through 1998.

      The minimum annual sinking fund requirements of the preferred stock are $9 million in 1994 and average $5 million in each of the years from 1995 through 1998.

      The  dividends on CPL's $160 million auction preferred stock are  adjusted
      every  49  days,  based  on  current market rates.   The  dividend  rates
      averaged 2.72%, 3.59% and 5.48% during 1993, 1992 and 1991.

      During 1993, 1992 and 1991, the Electric Operating Companies redeemed $17 million, $13 million and $13 million, respectively, of preferred stock, including redemption premiums.

5.    Common Stock
      On March 6, 1992, the Corporation effected a two-for-one split of the Corporation's common stock by means of a 100% stock dividend paid to shareholders of record on February 10, 1992. All references to number of shares outstanding, to per share information in the Consolidated Financial Statements, and to the notes thereto have been adjusted to reflect the stock split on a retroactive basis.

      The Corporation has a restricted stock plan and a stock option plan. Under the stock option plan, 2,707,000 shares of common stock are available for grant and 491,000 shares are reserved for exercise of options which were outstanding at December 31, 1993.

6.    Financial Instruments
      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value.

      Cash and temporary cash investments
      The carrying amount approximates fair value because of the short maturity of those instruments.

      Short-term investments
      The carrying amount approximates fair value because of the short maturity of those instruments. Short-term investments are classified in accounts receivable on the consolidated balance sheets.

      Short-term debt
      The carrying amount approximates fair value because of the short maturity of those instruments.

      Long-term debt
      The fair value of the CSW System's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Corporation for debt of the same remaining maturities.

      Preferred stock subject to mandatory redemption
      The fair value of the Electric Operating Companies' preferred stock subject to mandatory redemption is estimated based on quoted market prices for the same or similar issues or on the current rates offered to the Corporation for preferred stock with the same or similar remaining redemption provisions.

      The estimated fair values of the Corporation's financial instruments are as follows:

                                                   1993           1992
                                             Carrying  Fair  Carrying Fair
                                              Amount   Value  Amount  Value
                                                        (millions)
      Cash and temporary cash
        investments                           $   62  $   62  $  110  $  110
      Short-term investments                      13      13      30      30
      Short-term debt                          1,436   1,436   1,055   1,055
      Long-term debt                           2,749   2,947   2,647   2,772
      Preferred stock subject to mandatory
        redemption                                58      61      75      77

      The fair value does not affect the Corporation's liabilities unless the issues are redeemed prior to their maturity dates.

7.     Short-Term Financing
       The CSW System has established a money pool to coordinate short-term borrowings and to make borrowings outside the money pool through the Corporation's issuance of commercial paper. At December 31, 1993, the CSW System had bank lines of credit aggregating $797 million to back up its commercial paper program.

       CSW Credit, which does not participate in the money pool, issues commercial paper that is secured by the assignment of its receivables. CSW Credit maintains a revolving credit agreement which aggregated $960 million at December 31, 1993, to back up its commercial paper program.

8.     Benefit Plans
       Defined Benefit Pension Plan
       The Corporation maintains a tax qualified, non-contributory defined benefit pension plan covering substantially all of the CSW System employees. Participants in the plan during 1993 included approximately 8,300 active employees, 3,600 retirees and beneficiaries and 900 terminated employees with vested benefits. Benefits are based on employees' years of credited service, age at retirement, and final average annual earnings with an offset for theparticipant's primary Social Security benefit. The Corporation's funding policy is based on actuarially determined contributions, taking into account amounts which are deductible for income tax purposes and minimum contributions required by the Employee Retirement Income Security Act of 1974, as amended. Contributions to the plan for the years ended December 31, 1993, 1992 and 1991 were $32 million, $29 million, and $22 million, respectively. Pension plan assets consist primarily of common stocks and short-term and intermediate-term fixed income investments.

       The components of net periodic pension cost and the assumptions used in accounting for pensions are as follows:

                                        1993          1992          1991
      ------------------------------------------------------------------
                                                   (millions)
      Net Periodic Pension Cost
       Service cost                     $20           $18           $15
       Interest cost on projected
          benefit obligation             56            50            43
       Actual return on plan assets     (68)          (43)          (95)
       Net amortization and deferral      -           (20)           44
                                        ---           ---           ---
                                       $  8          $  5          $  7
                                        ===           ===           ===
      Assumptions
       Discount Rate                  7.75%         8.50%         8.50%
       Long-term salary increase       5.46          5.96          5.96
       Return on plan assets           9.50          9.50          9.50

      A reconciliation of the funded status of the plan to the amounts recognized on the consolidated balance sheets is shown below:

                                                    December 31,
                                                1993          1992
      -------------------------------------------------------------
                                                    (millions)
      Plan assets, at fair value                $790           $721
      Actuarial present value of
       Accumulated benefit obligation
         for service rendered to date            649            549
       Additional benefit for future
         salary levels                           133            122
         Projected benefit obligation            782            671
      Plan assets in excess of projected
         benefit obligation                        8             50
      Unrecognized net gain                       62             (5)
      Unrecognized prior service cost             (8)            (8)
      Unrecognized net obligation                 17             18
                                                ----           ----
       Prepaid pension cost                    $  79          $  55
                                                ====           ====

      The vested portion of the accumulated benefit obligations at December 31, 1993 and 1992, was $586 million and $499 million, respectively. The unrecognized net obligation is being amortized over the average remaining service life of employees, 17 years. Prepaid pension cost is included in other deferred charges on the consolidated balance sheets.

      In addition to the amounts shown in the above table, the Corporation has a non-qualified excess benefit plan. This plan is available to all pension plan participants who are entitled to receive a pension benefit from the Corporation which is in excess of the limitations imposed on benefits by the Internal Revenue Code through the qualified plan. The Corporation's net periodic cost for this non-qualified plan was $1.8 million in 1993 and $0.5 million for each of the prior two years.

      Postretirement Benefits Other Than Pensions
      The Corporation adopted SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, January 1, 1993. The adoption resulted in an increase in operating expenses of $16 million for 1993. The Corporation's accumulated postretirement benefit obligation was $207 million. The transition obligation was $180 million and is being amortized over twenty years. In prior years, the Corporation accounted for these benefits on a pay-as-you-go basis. Expenses for 1992 and 1991 were $10 million and $8 million, respectively. The Corporation's funding policy is based on actuarially determined contributions taking into account amounts which are deductible for income tax purposes. Contributions for 1993 were approximately $31 million.

      The Texas Commission approved a rule allowing full recovery of costs related to SFAS No. 106 with the amortization of the transition obligation over a period of twenty years, provided the costs are funded and recovery is allowed in a rate case. The rule requires all amounts received in rates to be held in an external trust. The Arkansas Commission approved a rule allowing full recovery of costs related to SFAS No. 106 with amortization of the transition obligation over a period of twenty years. The Louisiana Commission voted to remain on a pay-as-you-go basis. Pursuant to an order of the Oklahoma Commission, the Corporation has deferred a portion of the difference between pay-as-you-go benefit costs and the benefits costs determined under SFAS No. 106, and established a regulatory asset of $5 million in anticipation of future recovery through rates.

      The components of net periodic postretirement benefit cost and the assumptions used in accounting for postretirement benefits are as follows:

                                                                 1993
      ------------------------------------------------------------------
                                                              (millions)
      Net Periodic Postretirement Benefit Cost
       Service cost                                              $ 8
       Interest cost on accumulated
          postretirement benefit obligation                       17
       Actual return on plan assets                               (1)
       Amortization of transition obligation                       9
      Net amortization and deferral                               (2)
                                                                  --
                                                                 $31
                                                                  ==

      A reconciliation of the funded status of the plan to the amounts recognized on the consolidated balance sheets is shown below:

                                          December 31,         January 1,
                                             1993                1993
- -------------------------------------------------------------------------
Accumulated Postretirement
       Benefit Obligation                      (dollars in millions)

Retirees                                     $146                $121

Other fully eligible participants              30                  35
Other active participants                      64                  51
                                              ---                 ---
Total APBO                                    240                 207
Plan assets at fair value                     (51)                (27)
                                              ---                 ---
APBO in excess of plan assets                 189                 180
Unrecognized transition obligation           (171)               (180)
Unrecognized gain or (loss)                   (18)                  -
                                              ---                 ---
(Accrued)/Prepaid Cost                       $  -                $  -
                                              ===                 ===

Assumptions
  Discount rate                             7.75%               8.50%
  Return on plan assets                     9.00%               9.00%
  Tax rates for taxable trusts             39.60%              31.00%

Health Care Cost Trend Rate Assumptions
   Pre-65 Participants:  1993 Rate of 12.50% grading down .75% per year to an ultimate rate of 6.5% in 2001.
   Post-65 Participants: 1993 Rate of 12.00% grading down .75% per year to an ultimate rate of 6.0% in 2001.

      Increasing the assumed health care cost trend rates by one percentage point in each year would increase the APBO as of December 31, 1993 by $28 million and increase the aggregate of the service and interest cost components of net postretirement benefits by $4 million.

      Postemployment Benefits
      In November 1992, the Financial Accounting Standards Board issued SFAS No. 112, Employers' Accounting for Postemployment Benefits. This statement requires the accrual method of accounting for certain types of postemployment benefits provided to former or inactive employees after employment, but before retirement. This new standard requires that the expected costs of these benefits be accrued during the period employees render service to qualify for benefits. The most significant costs for the Corporation are the continued medical and salary benefits during long-term disability. Effective January 1, 1993, the Corporation adopted SFAS No. 112 and the effect of the change on 1993 income was $9 million ($0.05 per share), net of taxes of $4 million, reflected in cumulative effect of changes in accounting principles. In 1992 and 1991, while recording these expenses on a pay-as-you-go basis, the Corporation incurred expenses of $0.7 million and $0.9 million, respectively.

      Restructuring Charges
      The Corporation recently announced an early retirement program as a part of the corporate restructuring efforts in order to streamline operations and reduce future costs. It is anticipated that this restructuring will affect employee benefit costs incurred by the Corporation in future periods. Due to the timing of the implementation of the program, many variables regarding specific costs cannot be identified until mid-1994. As a result, no adjustments have been made to the employee benefit cost data presented above.


9.     Jointly Owned Electric Utility Plant
       The Electric Operating Companies are parties to various joint ownership agreements with other non-affiliated entities. Such agreements provide for the joint ownership and operation of generating stations and related facilities, whereby each participant bears its share of the project costs. At December 31, 1993, the companies have undivided interests in five such generating stations and related facilities as shown below:


                          CPL    SWEPCO    SWEPCO    SWEPCO    CSW
                         South   Flint     Pirkey    Dolet    System
                         Texas   Creek     Lignite   Hills   Oklaunion
                        Nuclear  Coal      Plant     Lignite   Coal
                         Plant   Plant     Plant     Plant
- ----------------------------------------------------------------------
                                   (dollars in millions)
Plant in service        $2,340    $78      $429       $225     $398
Accumulated
  depreciation            $318    $37      $121        $55     $ 80
Plant capacity--mw       2,500    480       650        650      676
Participation             25.2%  50.0%     85.9%      40.2%    78.1%
Share of capacity--mw      630    240       559        262      528



10.   Litigation and  Regulatory Proceedings
      CPL
      Introduction
      CPL owns 25.2% of STP, a two-unit nuclear power plant which is located near Bay City, Texas. In addition to CPL, HLP, the Project Manager, owns 30.8%, San Antonio owns 28.0%, and Austin owns 16.0%. STP Unit 1 was placed in service in August 1988 and STP Unit 2 was placed in service in June 1989.

      Final Orders
      In October 1990, the Texas Commission issued the STP Unit 1 Order which fully implemented a stipulated agreement filed in February 1990 to resolve dockets then pending before the Texas Commission. In December 1990, the Texas Commission issued the STP Unit 2 Order which fully implemented a stipulated agreement to resolve all issues regarding CPL's investment in STP Unit 2.

      The STP Unit 1 Order allowed CPL to increase retail base rates by $144 million. This base rate increase made permanent a $105 million interim base rate increase placed into effect in March 1990 and a $39 million interim base rate increase placed into effect in September 1989. The STP Unit 2 Order provided for a retail base rate increase of $120 million effective January 1, 1991. The STP Unit 1 Order also provided for the deferral of operating expenses and carrying costs on STP Unit 2. A prior Texas Commission order (see "Deferred Accounting" below) had authorized deferral of STP Unit 1 costs. Such costs are being recovered through rates over the remaining life of STP. Also, the STP Unit 1 Order authorized use of Mirror CWIP, pursuant to which CPL recognized carrying costs as deferred costs, and established a corresponding liability to customers recorded in Mirror CWIP liability and other deferred credits on the balance sheets. In compliance with the order, carrying costs collected through rates during periods when CWIP was included in rate base were recognized as a loan from customers. The loan is being repaid through lower rates from 1991 through 1995, which approximates the length of time during which the carrying costs were collected from customers. The Mirror CWIP liability is being reduced by the recognition of non-cash income during the period 1991 through 1995.

      The STP Unit 1 and 2 Orders resolved all issues pertaining to the reasonable original costs of STP and the appropriate amount to be included in rate base. Pursuant to the Texas Commission orders, the original cost of CPL's total investment in STP is included in rate base.

      As part of the stipulated agreement, CPL has agreed to freeze base rates from January 1, 1991, through 1994, subject to certain force majeure events including double-digit inflation, major tax increases, extraordinary increases in operating expenses or serious declines in operating revenues. CPL may file for increases in base rates, which would be effective after 1994 and subject to certain limitations. The fuel portion of customers' bills is subject to adjustments following the normal review and approval by the Texas Commission.

      The stipulated agreements, as discussed above, were entered into by CPL, the Texas Commission Staff and a majority of intervenors including major cities in CPL's service territory and major industrial customers. These intervenors represent a significant majority of CPL's customers. CPL and the TSA reached agreements, which were subsequently approved by the Texas Commission Staff and other signatories, whereby TSA agreed not to oppose the stipulated agreements in any respect, except with regard to deferred accounting and rate design issues in the STP Unit 1 Order. OPUC and a coalition of low-income customers declined to enter into the stipulated agreements.

      In January 1991, the TSA, OPUC and the coalition of low-income customers filed appeals of the STP Unit 1 Order in District Court requesting reversal of the deferred accounting for STP Unit 2 and other aspects of that order. In March 1991, the TSA, OPUC and the coalition of low-income customers filed appeals of the STP Unit 2 Order in the District Court requesting reversal of that order. These appeals are pending before the District Court. If these orders are ultimately reversed on appeal, the stipulated agreements would be nullified and the Corporation could experience a significant adverse effect on its consolidated results of operations. However, the parties to the stipulated agreement, should it be nullified, are bound to renegotiate and try to reach a revised agreement that would achieve the same results. Management believes that the STP Unit 1 and 2 Orders will be upheld.

      Deferred Accounting
      CPL was granted deferred accounting for STP Unit 1 and 2 costs by Texas Commission orders. These orders allowed CPL to defer post-in-service operating and maintenance costs, including taxes and depreciation, and carrying costs until these costs were reflected in retail rates. Deferred accounting had an immediate positive effect on net income in the years allowed, but cash earnings were not increased until rates went into effect reflecting STP in service (see "STP Final Orders" above). The total deferrals for the periods affected were approximately $492 million with an after-tax net income effect of approximately $325 million. This total deferral included approximately $270 million of pre-tax debt carrying costs. Pursuant to the STP Unit 1 and 2 Orders, CPL's retail rates include recovery of all STP Unit 1 and 2 deferrals over the remaining life of the plant.

      In July 1989, OPUC and the TSA filed appeals of the Texas Commission's final order in District Court requesting reversal of deferred accounting for STP Unit 1. In September 1990, the District Court issued a judgment affirming the Texas Commission's order for STP Unit 1, which was subsequently appealed to the Court of Appeals by OPUC and the TSA. The hearing of CPL's STP Unit 1 deferred accounting order was combined by the Court of Appeals with similar appeals of HLP deferred accounting orders.

      In September 1992, the Court of Appeals issued a decision that allows CPL to include STP Unit 1 deferred post-in-service operating and maintenance costs in rate base. However, the Court of Appeals held that deferred post-in-service carrying costs could not be included in rate base, thereby prohibiting CPL from earning a return on such costs.

      After the Court of Appeals' denial of each party's motion for rehearing of the decision, CPL and the Texas Commission in December 1992 filed Applications for Writ of Error petitioning the Supreme Court of Texas to review the September 1992 decision denying rate base treatment of deferred post-in-service carrying costs by the Court of Appeals. Additionally, the TSA and OPUC filed Applications for Writ of Error petitioning the Supreme Court of Texas to reverse the Court of Appeal's decision, challenging generally the legality of deferred accounting for or rate base treatment of any deferred costs. In May 1993, the Supreme Court of Texas granted CPL's application for writ of error. CPL's case was consolidated with the deferred accounting cases of El Paso and HLP. Oral arguments were heard in September 1993 and the Supreme Court's decision is pending.

      If CPL's orders granting deferred accounting were ultimately reversed and not favorably revised, the Corporation could experience a material adverse effect on its results of operations. While management cannot predict the ultimate outcome of the deferred accounting appeal, management believes CPL will successfully receive approval of its deferred accounting orders or will be successful in renegotiation of its rate orders, so that there will be no material adverse effect on the Corporation's continuing consolidated results of operations.

      Outage
      In February 1993, Units 1 and 2 of STP were shut down by HLP, the Project Manager, in an unscheduled outage resulting from mechanical problems relating to two auxiliary feedwater pumps. HLP determined that the units would not be restarted until the equipment failures had been corrected and the NRC briefed on the causes of these failures and the corrective actions that were taken. The NRC formalized that commitment in a confirmatory action letter and sent an Augmented Inspection Team to STP to review the matter. In March 1993, the NRC began a diagnostic evaluation of STP. Conducted infrequently, diagnostic evaluations are broad-based evaluations of overall plant operations and are intended to review the strengths and weaknesses of the licensee's performance and to identify the root cause of performance problems. During and subsequent to the June 1993 completion of the evaluation, the NRC supplemented its confirmatory action letter to identify additional issues to be resolved and verified by the NRC before restart of STP. Such issues included the need to reduce backlogs of engineering and maintenance work and to simplify work processes which placed excessive burdens on operating and other plant personnel. The report also identified the need to strengthen management communications, oversight and teamwork as well as the capability to identify and correct the root causes of problems.

      The NRC announced in June 1993 that STP was placed on its "watch list" of plants with "weaknesses that warrant increased NRC attention." Plants on the watch list are subject to closer NRC oversight. STP will remain on the NRC's watch list until both units return to service and a period of good performance is demonstrated.

      During the outage, the necessary improvements have been made by HLP to address the issues in the confirmatory action letter, as supplemented. On February 15, 1994, the NRC agreed that the confirmatory action letter issues had been resolved with respect to Unit 1, and that it supported HLP's recommendation that Unit 1 was ready to restart. Unit 1 restarted in late February 1994 and operated at low power for three days. The Project Manager then shut down Unit 1 due to a problem with a steam generator feedwater valve and a steam generator tube leak. The Project Manager expects to make the necessary repairs and restart Unit 1 in late March 1994, although additional delays may occur.

      While many of the corrective actions taken are common to both units, HLP must demonstrate to the NRC that these issues are also resolved with respect to Unit 2 before it is restarted. HLP estimates that Unit 2 will restart during the second quarter of 1994 after the completion of refueling, which began in March 1993 but was delayed in order to focus on the issues discussed above. The outage has not affected CPL's ability to meet customer demands because of existing capacity and CPL's ability to purchase additional energy from affiliates and non-affiliates.

      During 1993, the NRC imposed a total of $500,000 in fines against HLP in connection with violations of NRC requirements that occurred prior to the February 1993 shut down. No fines have been imposed for activities subsequent to the shut down. CPL has paid its portion (25.2%) of the costs of fines.

      CPL's share of increased non-fuel operation and maintenance costs in 1993, related to the outage at STP, necessary to affect the needed improvements were approximately $29 million, and were expensed as incurred. Included in these expenses were detailed inspections of both units' steam generators, and the acceleration of certain maintenance activities from 1994 to 1993. This acceleration is expected to eliminate the need for any planned outages for either unit in 1994. The 1994 budgeted STP non-fuel operation and maintenance expenses are expected to be significantly lower than the 1993 actual expenses; but even though lower, they are expected to be sufficient to continue enhancements that will result in improved long-term performance of STP.

      Pursuant to the substantive rules of the Texas Commission, CPL generally is allowed to recover its fuel costs through a fixed fuel factor. These fuel factors are in the nature of temporary rates, and CPL's collection of revenues by such factors is subject to adjustment at the time of a fuel reconciliation proceeding before the Texas Commission. The difference between fuel revenues billed and fuel expense incurred is recorded as an addition to or a reduction of revenues, with a corresponding entry to unrecovered fuel or other current liabilities, as appropriate. Any fuel costs, (not limited to under- or over-recoveries) which the Texas Commission determines as unreasonable in a reconciliation proceeding are not recoverable from customers.

      During the outage, CPL's fuel and purchased power costs have been, and are expected to continue to be, increased as the power normally generated by STP must be replaced through sources with higher costs. It is unclear how the Texas Commission will address the reasonableness of higher costs associated with the outage. At January 31, 1993, before the start of the STP outage, CPL had an over-recovered fuel balance of $5.2 million, exclusive of interest. At January 31, 1994, CPL's under-recovered fuel balance was $55.7 million, exclusive of interest. This under-recovery of fuel costs, while due primarily to the STP outage, was also affected by changes in fuel prices and timing differences. CPL cannot accurately estimate the amount of any future under- or over-recoveries due to the unpredictable nature of the above factors. Although there is the potential for disallowance of fuel-related costs, such determination cannot be made until fuel costs are reconciled with the Texas Commission. If a significant portion of fuel costs were disallowed by the Texas Commission, the Corporation could experience a material adverse effect on its consolidated results of operations in the year of any disallowance. CPL is required by the Texas Commission's rules to file a reconciliation of its fuel costs by May 1, 1994, however the Texas Commission Staff is proposing a revised filing deadline that would not require CPL to file before the fourth quarter of 1994.

      In July 1993, CPL filed a fuel surcharge petition, which is separate from a fuel reconciliation proceeding, with the Texas Commission to comply with the mandatory provisions of the Texas Commission's fuel rules. The petition requested approval of a customer surcharge to recover under-recovered fuel and purchased power costs resulting from the STP outage, increased natural gas costs and other factors. The petition also requested that the Texas Commission postpone consideration of the surcharge until the STP outage has concluded or at the time fuel costs are next reconciled as discussed above. In August 1993, a Texas Commission Administrative Law Judge granted CPL's request to postpone consideration of the surcharge. In January 1994, CPL updated its fuel surcharge petition to reflect amounts of under-recovery through November 1993. Likewise, CPL requested and was granted postponement of the updated petition until the STP outage has concluded or at the time fuel costs are next reconciled.

      Management believes that the operating outage at STP will not have a material effect on the Corporation's financial condition or on its consolidated results of operations.

      Rate Case Filings
      During December 1993 and January 1994, several Cities in CPL's service territory exercised their rights to require CPL to file rate cases to determine if CPL's rates are fair, just and reasonable. The Cities, together account for approximately 40% of CPL's base revenues. The governing bodies of these Cities have original jurisdiction over rates only within their incorporated limits. The Cities have ordered CPL to file rate cases by various dates from February 17 through March 18, 1994, with hearings scheduled in February and March 1994.

      The  Cities  have informed CPL that this rate review was precipitated  by the outage at STP, leading the Cities to question whether STP should continue to be included in CPL's rate base. Further, the Cities question whether CPL is earning an excessive return on equity. In February 1994, a consultant for the Cities filed its report with the Cities. The consultant recommends that STP Unit 2 be removed from CPL's rate base, resulting in a reduction of CPL's total base revenues of $106.5 million. The consultant did not recommend a reduction in revenues relating to STP Unit 1, nor did it suggest a revenue reduction for its contention that CPL's earnings have been excessive, but it suggests that those issues be reserved for future proceedings if circumstances warrant action.
      Furthermore, the consultant made no recommendations concerning STP operation and maintenance expenses.

      CPL contends that both units of STP belong in rate base because of the long-term benefits nuclear generation provides to customers. CPL is not aware of any Texas Commission precedent directly supporting the removal of a nuclear plant from rate base because of outages of the duration experienced by Unit 1 and expected for Unit 2. CPL also believes that its return on equity is below the level specified for the rate freeze period in accordance with the stipulated agreement entered into by CPL and parties to its last rate order, including the Cities. This rate order does not restrict the Cities from exercising their original jurisdiction over rates during the rate freeze period. The Texas Commission has appellate jurisdiction over rates set by municipalities.

      In February and early March 1994, some of the Cities passed resolutions ordering CPL to reduce rates by $73 million, if applied on a total company basis. These Cities' revenues represent approximately 20% of CPL's total base revenues. The orders only affect the rates of customers who take service within these Cities' limits. The orders call for rates to be reduced in April unless, on appeal, the Texas Commission takes action which would stay their effectiveness. CPL intends to appeal these orders to the Texas Commission and seek the actions necessary to stay their effectiveness. CPL cannot predict if other cities acting in their capacity as regulatory authorities will initiate similar proceedings.

      In December 1993, a complaint was filed at the Texas Commission by a CPL customer who takes service outside of municipal limits, where the Texas Commission has original jurisdiction. The complaint seeks a review of CPL's rates due to the outage at STP. The Texas Commission has docketed the proceeding, but has taken no other action in the matter. Subsequently, the OPUC and General Counsel petitioned the Texas Commission to review CPL's rates. Any rate orders which might ultimately be entered as a result of these filings would affect customers served by CPL in all areas where individual city regulatory authorities do not have original jurisdiction.

      Management cannot predict the ultimate outcome of these rate filings, although management believes that their ultimate resolution will not have a material adverse effect on the Corporation's consolidated results of operations or financial condition.

      Westinghouse Litigation
      CPL and other owners of STP are plaintiffs in a lawsuit filed in October 1990 in the District Court in Matagorda County, Texas against Westinghouse, seeking damages and other relief. The suit alleges that Westinghouse supplied STP with defective steam generator tubes that are susceptible to stress corrosion cracking. Westinghouse filed an answer to the suit in March 1992, denying the plaintiff's allegations. The suit is currently in the discovery phase.

      Inspections during the current STP outage have detected early signs of stress corrosion cracking in tubes at STP Unit 1, but the resulting remedial measures to date have not resulted in a material expense to CPL. Management believes additional problems would develop gradually and could be monitored by the Project Manager of STP. An accurate estimate of the costs of remedying any further problems currently is unavailable due to many uncertainties, including among other things, the timing of repairs, which may coincide with scheduled outages, and the recoverability of amounts from Westinghouse and any insurers. Management believes that the ultimate resolution of this matter will not have a material adverse effect on the Corporation's results of operations.

      PSO
      In January 1994, the Oklahoma Commission issued an order unanimously approving a joint stipulation between PSO, the Oklahoma Commission Staff, and the Office of the Attorney General of the State of Oklahoma, as recommended by an Administrative Law Judge. The order allows PSO an increase in retail rates of $14.4 million on an annual basis which represents a $4.3 million increase above those authorized by a March 1993 interim order. The revised rates were implemented in February 1994. Among other things, PSO has agreed that it will not file another retail rate increase application until after June 30, 1995.

      PSO has been named defendant in complaints file in Federal and state courts of Oklahoma and Texas in 1984 through January 1994 by gas suppliers alleging claims arising out of certain gas purchase contracts. Cases currently pending seek approximately $34 million in actual damages, together with claims for punitive damages which, in compliance with pleading code requirements, are alleged to be in excess of $10,000. The plaintiffs seek relief through the filing dates as well as attorney fees. As a result of settlements among the parties, certain plaintiffs dismissed their claims with prejudice to further action. The settlements did not have a significant effect on PSO's consolidated results of operations. The remaining suits are in the preliminary stages. Management cannot predict the outcome of these proceedings. However, management believes that PSO has defenses to these complaints and intends to pursue them vigorously. Management also believes that the ultimate resolution of the remaining complaints will not have a material adverse effect on the Corporation's consolidated results of operations.

      PSO has been named defendant in complaints filed in Federal and state courts of Oklahoma in 1984, 1985, 1986 and 1993. The complaints allege, among other things, that some of the plaintiffs and the property of other plaintiffs were contaminated with PCBs and other toxic by-products following certain incidents, including transformer malfunctions in April 1982, December 1983 and May 1984. To date, complaints representing approximately $735 million (including compensatory and punitive damages) of claims have been dismissed, certain of which resulted from settlements among the parties. The settlements did not have a significant effect on the Corporation's consolidated results of operations. Remaining complaints currently total approximately $396 million, of which approximately one-third is for punitive damages. Discovery with regard to the remaining complaints continues. Management cannot predict the outcome of these proceedings. However, management believes that PSO has defenses to these complaints and intends to pursue them vigorously. Management also believes that the ultimate resolution of the remaining complaints will not have a material adverse effect on the Corporation's consolidated results of operations.

      In June 1992, PSO filed suit in Federal District Court in Tulsa, Oklahoma, against a rail carrier seeking declaratory relief under a long-term contract for the transportation of coal. In July 1992, the defendant carrier asserted counterclaims against PSO alleging that PSO breached the contract. The counterclaims seek damages in an unspecified amount. PSO and the defendant carrier have filed motions for summary judgment on certain dispositive issues in the litigation. The motions have been fully briefed and argued and the parties are awaiting the
      Court's order. In December 1993, PSO amended its suit against the defendant carrier seeking damages and declaratory relief under Federal and state anti-trust laws. Although management cannot predict the outcome, management believes that PSO's interpretation and performance of the contract have been proper and intends to vigorously pursue this case. Management also believes that the ultimate resolution of the case will not have a material adverse effect on the Corporation's consolidated results of operations.

      SWEPCO
      In April 1991, TIEC filed suit in the Travis County District Court challenging the Texas Commission's final order on SWEPCO's fuel reconciliation proceeding in Docket 8900. The District Court upheld the order, a decision which TIEC challenged on appeal. On January 5, 1994, the Texas Supreme Court rejected TIEC's latest request for an appeal and the decision is now final.

      WTU
      WTU received approval from the Texas Commission in September 1987 to defer operating expenses and carrying costs associated with Oklaunion incurred subsequent to its December 1986 commercial operation date until December 1987 when retail rates including Oklaunion in WTU's rate base became effective. The deferred costs are being recovered and amortized over the life of the plant. In November 1987, OPUC filed an appeal in District Court of the Texas Commission's final order requesting that WTU not be allowed to defer any costs associated with Oklaunion. In October 1988, the District Court affirmed the final order of the Texas Commission. In December 1988, OPUC filed an appeal of the District Court order with the Court of Appeals. In September 1990, the Court of Appeals upheld the District Court's affirmation of the Texas Commission's final order and in October 1990, OPUC filed a motion for rehearing of the Court of Appeal's decision, which was denied in November 1990. The Supreme Court granted OPUC's application for writ of error in WTU's deferred accounting case. Oral arguments were heard in September 1993 and the Supreme Court's decision is pending.

      On October 2, 1992, the District Court heard the remanded appeals of the final rate order of the Texas Commission in WTU's 1987 rate case. The District Court affirmed WTU's rate order in all material respects with the exception of the inclusion of deferred carrying costs in rate base for Oklaunion. The District Court's decision allowed WTU to include Oklaunion deferred post-in-service operating and maintenance costs in rate base. While the 1992 District Court decision permits deferred post-in-service carrying costs to be amortized and recovered in WTU's cost of service, it does not permit WTU to include these costs in rate base, thereby prohibiting WTU from earning a return on these costs. On April 16, 1993, WTU filed an appeal of the District Court's decision with the Third Court of Appeals. Oral arguments for the appeal were heard December 1, 1993, and the case is pending a decision by the Third Court of Appeals. No assurance can be given as to the ultimate outcome of this matter, which is related to but separate from WTU's deferred accounting case.

      Currently, WTU has recorded approximately $32 million of Oklaunion deferred costs, of which $25 million are carrying costs. Management believes that no write-off of deferred carrying costs is necessary under the District Court's decisions.

      Management believes that WTU's deferred accounting treatment is within the Texas Commission's statutory authority and should ultimately be sustained on appeal. However, no assurance can be given as to the outcome of any rate proceedings involving this matter. While management cannot predict the ultimate outcome of the deferred accounting appeals, management believes that WTU's deferred accounting matter will not result in a material adverse effect on the Corporation's consolidated results of operations.

      OTHER
      The Corporation is party to various other legal claims, actions and complaints arising in the normal course of business. Management does not expect disposition of these matters to have a material adverse effect on the Corporation's consolidated results of operations.

11.   Commitments and Contingent Liabilities
      It is estimated that the CSW System will spend approximately $535 million in capital expenditures during 1994. Substantial commitments have been made in connection with this capital expenditure program.

      To supply a portion of the fuel requirements of the CSW System, the subsidiary companies have entered into various commitments for the procurement of fuel.

      In connection with the lignite mining contract for its Henry W. Pirkey Power Plant, SWEPCO has agreed, under certain conditions, to assume the obligations of the mining contractor. As of December 31, 1993, the
      maximum  amount  SWEPCO  would have to assume  was  $76.3  million.   The
      maximum amount may vary as the mining contractor's need for funds fluctuates. The contractor's actual obligation outstanding at December 31, 1993 was $66.3 million.

      Nuclear Insurance
      In connection with the licensing and operation of STP, the owners have purchased the maximum limits of nuclear liability insurance, as required by law, and have executed indemnification agreements with the Nuclear Regulatory Commission, in accordance with the financial protection requirements of the Price-Anderson Act.

      The Price-Anderson Act, a comprehensive statutory arrangement providing limitations on nuclear liability and governmental indemnities, is in effect until August 1, 2002. The limit of liability under the Price-Anderson Act for licensees of nuclear power plants is $7.8 billion per incident. The owners of STP are insured for their share of this liability through a combination of private insurance amounting to $200 million and a mandatory industry-wide program for self-insurance totaling $7.6 billion. The maximum amount that each licensee may be assessed under the industry-wide program of self-insurance following a nuclear incident at an insured facility is $66.15 million (which amount may be adjusted for inflation) for each licensed reactor, but not more than $10 million per reactor for each nuclear incident in any one year. CPL and each of the other STP owners are subject to such assessments, which CPL and other owners have agreed will be borne on the basis of their respective ownership interests in STP. For purposes of these assessments, STP has two licensed reactors.

      The owners of STP currently maintain on-site property damage insurance in the amount of $2.7 billion provided by American Nuclear Insurers and Nuclear Electric Insurance Limited. Policies of insurance issued by American Nuclear Insurers and Nuclear Electric Insurance Limited stipulate that policy proceeds must be used first to pay decontamination and clean-up costs, before being used to cover direct losses to property. CPL and the other owners of STP have entered into an agreement that provides for the total cost of decontamination liability and property insurance for STP (including premiums and assessments) to be shared pro rata based upon each owner's respective ownership interests in STP.

      CSW Energy
      Through various wholly-owned subsidiaries, CSWE is involved in six different cogeneration projects classified as qualifying facilities under the Public Utility Regulatory Policies Act of 1978 and the rules and regulations promulgated thereunder by the FERC. CSWE finances its development efforts and equity investments primarily through borrowings from the Corporation. These borrowings are intended to be repaid with proceeds from non-recourse project financing from independent third party financial institutions.

      As a result of its participation in the projects, CSWE has contractual commitments to provide certain services and support. Each of the contracts provides, among other things, that the potential maximum liability of the CSWE subsidiaries will be limited to the fixed price of such contracts, currently aggregating approximately $175 million. The Corporation has direct or indirect responsibility for these amounts.

12.   Business Segments
      The  Corporation's business segments include  electric  utility
      operations  (CPL, PSO, SWEPCO, WTU), and gas operations (Transok).   Five
      non-utility companies are included in corporate items (CSWE, CSW Credit, CSW Leasing, CSWS and the Corporation).

      The Corporation's business segment information follows:

                                                1993       1992       1991
                                                        (millions)
     Operating Revenues
       Electric                                $3,055     $2,790     $2,803
       Gas                                        603        496        241
       Corporate items and other                   29          3          3
                                                -----      -----      -----
                                               $3,687     $3,289     $3,047
                                                =====      =====      =====
     Operating Income
       Electric                               $   553     $  689     $  692
       Gas                                         17         40         34
       Corporate items and other                   12          1          7
                                               ------      -----      -----
         Total operating income before taxes      582        730        733
                                               ------      -----      -----
           Income taxes                           125        142        167
                                               ------      -----      -----
                                              $   457     $  588     $  566
                                               ======      =====      =====
     Depreciation
       Electric                               $   296     $  284     $  276
       Gas                                         29         22         12
       Corporate items and other                    5          5          3
                                               ------      -----      -----
                                              $   330     $  311     $  291
                                               ======      =====      =====
     Identifiable Assets
       Electric                               $ 8,927     $8,575     $8,321
       Gas                                        691        674        585
       Corporate items and other                1,005        580        490
                                               ------      -----      -----
                                              $10,623     $9,829     $9,396
                                               ======      =====      =====
     Capital expenditures and acquisitions
       Electric                               $   481     $  325     $  276
       Gas                                         88        101        300
       Corporate items and other                   45         23          7
                                               ------      -----      -----
                                              $   614     $  449     $  583
                                               ======      =====      =====
13.     Quarterly Information (Unaudited)
        The following unaudited quarterly information includes, in the opinion of management, all adjustments necessary for a fair presentation of such amounts.

                                                               Earnings
                                 Operatin  Operating   Net     per Share
                                 Revenues   Income    Income   of Common
     Quarter Ended                        (millions)             Stock
     -------------------------------------------------------------------
     1993
     -------------------------------------------------------------------
     March 31-Reported             $817      $102      $ 57      $.28
     Adjustment                      (7)       (5)       35       .19
                                  -----       ---       ---       ---
     March 31 - Restated            810        97        92       .47
                                  -----       ---       ---       ---

     June 30-Reported               859       121        73       .36
     Adjustment                      35        23        23       .12
                                  -----       ---       ---       ---
     June 30 - Restated             894       144        96       .48
                                  -----       ---       ---       ---

     September 30-Reported        1,139       218       180       .93
     Adjustment                       1         1         1        --
                                  -----       ---       ---       ---
     September 30 - Restated      1,140       219       181       .93
                                  -----       ---       ---       ---

     December 31-Reported           872        16        17       .06
     Adjustment                     (29)      (19)      (59)     (.31)
                                  -----       ---       ---       ---
     December 31 - Restated         843        (3)      (42)     (.25)
                                  -----       ---       ---      ----
                                 $3,687      $457      $327     $1.63
                                  =====       ===       ===      ====
     1992
     -------------------------------------------------------------------
     March 31                      $685      $109      $ 63      $.30
     June 30                        763       126        79       .39
     September 30                   989       222       175       .91
     December 31                    852       131        87       .43
                                  -----       ---       ---      ----
                                 $3,289      $588      $404     $2.03
                                  =====       ===       ===      ====

     Quarterly information has been restated to reflect the change in accounting for unbilled revenues and the adoption of SFAS No. 112, Employers' Accounting For Postemployment Benefits. These changes were made in December 1993, but are effective January 1, 1993.

     Information for quarterly periods is affected by seasonal variations in sales, rate changes, timing of fuel expense recovery and other factors.

Report of Independent Public Accountants


To the Shareholders  and  Board  of  Directors  of  Central  and  South  West
Corporation:

We have audited the accompanying consolidated balance sheets of Central and South West Corporation (a Delaware corporation) and subsidiary companies as of December 31, 1993 and 1992, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Central and South West Corporation and subsidiary companies as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

In 1993, as discussed in Note 1, Central and South West Corporation and subsidiary companies changed their methods of accounting for unbilled revenues, postretirement benefits other than pensions, income taxes and postemployment benefits.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental schedules V, VI, IX and X are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules and exhibit have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



Arthur Andersen & Co.



Dallas, Texas
February 25, 1994


Report of Management


Management is responsible for the preparation, integrity and objectivity of the consolidated financial statements of Central and South West Corporation and subsidiary companies as well as all other information contained in this Annual Report. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles applied on a consistent basis and, in some cases, reflect amounts based on the best estimates and judgments of management, giving due consideration to materiality. Financial information contained elsewhere in the Annual Report is consistent with that in the consolidated financial statements.

The Corporation, together with its subsidiary companies, maintains an adequate system of internal controls to provide reasonable assurance that transactions are executed in accordance with management's authorization, that the consolidated financial statements are prepared in accordance with generally accepted accounting principles and that the assets of the companies are properly safeguarded. The system of internal controls is documented, evaluated and tested by the Corporation's internal auditors on a continuing basis. Due to the inherent limitations of the effectiveness of internal controls, no internal control system can provide absolute assurance that errors will not occur. However, management strives to maintain a balance, recognizing that the cost of such a system should not exceed the benefits derived. No material internal control weaknesses have been reported to management.

Arthur Andersen & Co. was engaged to audit the consolidated financial statements of the Corporation and subsidiary companies and issue its reports thereon. Their audits were conducted in accordance with generally accepted auditing standards. Such standards require an examination of selected transactions and other procedures sufficient to provide reasonable assurance that the consolidated financial statements are not misleading and do not contain material errors. The Report of Independent Public Accountants does not limit the responsibility of management for information contained in the consolidated financial statements and elsewhere in the Annual Report.


E. R. Brooks
Chairman, President and Chief Executive Officer


Glenn D. Rosilier
Senior Vice President and Chief Financial Officer


Wendy G. Hargus
Controller


Report of Audit Committee


The Audit Committee of the board of directors is composed of seven outside directors. The members of the Audit Committee are: Arthur E. Rasmussen, Chairman, Glenn Biggs, Molly Shi Boren, Robert W. Lawless, Jr., J. C. Templeton, Thomas B. Walker, Jr. and Lloyd D. Ward. The Committee held three meetings during 1993.

The Committee oversees the Corporation's financial reporting process on behalf of the board of directors. In fulfilling its responsibility, the Committee recommends to the board of directors, subject to shareholder approval, the selection of the Corporation's independent public accountants. The Committee discusses with the internal auditors and the independent public accountants the overall scope and specific plans for their respective audits. The Committee also discusses the Corporation's consolidated financial statements and the adequacy of internal controls. The Committee meets regularly with the Corporation's internal auditors and independent public accountants to discuss the results of their audits, their evaluations of internal controls and the overall quality of the Corporation's financial reporting. The meetings are designed to facilitate any private communication with the Committee desired by the internal auditors or independent public accountants.


Arthur E. Rasmussen
Chairman, Audit Committee


ITEM 9. CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING   AND
        FINANCIAL DISCLOSURE.

        None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The Corporation has filed with the SEC its Notice of Annual Meeting of Shareholders and Proxy Statement Relating to its 1994 Annual Meeting of
Shareholders. The information required by ITEM 10, other than with respect to certain information regarding the executive officers of the Corporation which is included in ITEM 1, BUSINESS - Executive Officers of the Registrant, is hereby incorporated by reference to pages 2-7 of such Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

        The information required by ITEM 11 is hereby incorporated by reference to pages 10-13 of the Corporation's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

        The information required by ITEM 12 is hereby incorporated by reference to page 5 of the Corporation's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required by ITEM 13 is hereby incorporated by reference to pages 4-7 of the Corporation's Proxy Statement.
PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K.

(a)  Financial Statements (Included under ITEM 8.  FINANCIAL
     STATEMENTS AND SUPPLEMENTARY DATA):                           Page
                                                                Referenced

                                                                   1993
                                                                   10-K

Central and South West Corporation and Subsidiary Companies:

Report of Independent Public Accountants.                           73

Consolidated Statements of Income for the years ended               48
December 31, 1993, 1992 and 1991.

Consolidated Statements of Retained Earnings for the years ended    49
December 31, 1993, 1992 and 1991.

Consolidated Balance Sheets as of                                 51 - 52
December 31, 1993 and 1992.

Consolidated Statements of Cash Flows for the years ended           50
December 31, 1993, 1992 and 1991.

Notes to Consolidated Financial Statements.                       53 - 72



(b)  Reports on Form 8-K:

         The Corporation filed a current report on Form 8-K dated December 29, 1993, reporting ITEM 5. "Other Events" relating to the proposed merger with El Paso.

        The Corporation filed a current report on Form 8-K dated March 10, 1994, reporting ITEM 5. "Other Events" relating to the STP Outage and the Cities rate case at CPL.

(c)  Management Contracts, Compensatory Plans or Arrangements:

        The management contracts, compensatory plans or arrangements required to be filed as exhibits to this Form 10-K are listed in 10(a)-10(f) in item (d) Exhibits below.


(d)  Exhibits:                                                       Page
                                                                  Referenced

Central and South West Corporation:                                  1993
                                                                     8-K

2. (a)  Agreement and Plan of Merger Among El Paso Electric          ---
Company, Central and South West Corporation and CSW Sub, Inc.
Dated as of May 3, 1993 as Amended May 18, 1993,
(Incorporated herein by reference to Exhibit 2.1 to the Corporation's Form 8-K dated December 29, 1993, File No. 1-1443).

2. (b)  Second Amendment Dated as of August 26, 1993 to              ---
Agreement and Plan of Merger Among El Paso Electric Company,
Central and South West Corporation and CSW Sub, Inc.
Dated as of May 3, 1993 as amended on May 18, 1993,
(Incorporated herein by reference to Exhibit 2.2 to the Corporation's Form 8-K dated December 29, 1993, File No. 1-1443).

2. (c)  Third Amendment Dated as of December 1, 1993 to              ---
Agreement and Plan of Merger Among El Paso Electric Company,
Central and South West Corporation and CSW Sub, Inc.
Dated as of May 3, 1993 as amended on May 18, 1993 and August
26, 1993, (Incorporated herein by reference to Exhibit 2.3 to the Corporation's Form 8-K dated December 29, 1993,
File No. 1-1443).

2. (d)  Modified Third Amended Plan of Reorganization of El          ---
Paso Electric Company Providing for the Acquisition of El Paso
Electric Company by Central and South West Corporation as corrected December 6, 1993, and confirmed by the Bankrupt Court, (Incorporated herein by reference to Exhibit 2.4 to the Corporation's Form 8-K dated December 29, 1993, File No. 1-1443).

2. (e)  Order and Judgement Confirming El Paso Electric
Company's Third Amended Plan of Reorganization, as Modified,
Under Chapter 11 of the United States Bankruptcy Code and
Granting Related Relief, (Incorporated herein by reference to
Exhibit 2.5 to the Corporation's Form 8-K dated December 29,
1993, File No. 1-1443).
                                                                    10-K
3. (a)  Second Restated Certificate of Incorporation of the         ---
Corporation, as amended (Incorporated herein by reference to Exhibit 3(a) to the Corporation's 1990 Form 10-K File
No. 1-1443).

3. (b) Bylaws, of the Corporation, as amended (Incorporated herein by reference to Exhibit 3(b) to the Corporation's 1990
Form 10-K File No. 1-1443).

10. (a)  Restricted Stock Plan for Central and South West           ---
Corporation (Incorporated herein by reference to Exhibit 10(a) to the Corporation's 1990 Form 10-K File No. 1-1443).

10. (b)  Central and South West System Special Executive            ---
Retirement Plan (Incorporated herein by reference to Exhibit
10(b) to the Corporation's 1990 Form 10-K File No. 1-1443).


(d)  Exhibits:                                                      Page
                                                                 Referenced
Central and South West Corporation and Subsidiary Companies:
                                                                    1993
                                                                    10-K

10. (c)  Executive Incentive Compensation Plan for Central          ---
and South West System (Incorporated herein by reference to Exhibit 10(c) to the Corporation's 1990 Form 10-K File No.
1-1443).

10. (d) Central and South West Corporation Stock Option Plan        ---
(Incorporated herein by reference to Exhibit 10(d) to the Corporation's 1990 Form 10-K File No. 1-1443).

10. (e) Central and South West Corporation Deferred                 ---
Compensation Plan for Directors (Incorporated herein by reference to Exhibit 10(e) to the Corporation's
1990 Form 10-K File No. 1-1443).

10. (f)  Central and South West Corporation 1992 Long-Term          ---
Incentive Plan (Incorporated herein by reference to Appendix A to the Central and South West Corporation Notice of 1992 Annual
Meeting of Shareholders and Proxy Statement).

V.  Property, Plant and Equipment for the years ended               81
December 31, 1993, 1992, and 1991.

VI.  Accumulated Depreciation, Depletion and Amortization of        82
Property, Plant and Equipment for the years ended December 31, 1993, 1992 and 1991.

IX.  Short-Term Borrowings for the years ended December 31,         83
1993, 1992 and 1991.

X.  Supplementary Income Statement Information for the years        84
ended December 31, 1993, 1992 and 1991.

18.  Letter re: Change in Accounting Principle.                     85

21.  Subsidiaries of the Registrant.                                86

23.  Consent of Independent Accountants.                            87

     All other exhibits and schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements and related notes to consolidated financial statements.


 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 17, 1994.

                                           CENTRAL AND SOUTH  WEST CORPORATION

                                             By:      Wendy G. Hargus
                                                     Controller

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 17, 1994.

Signature                     Title

E. R. Brooks                  Chairman, President and Chief Executive
                              Officer and Director
                              (Principal executive officer)

Glenn D. Rosilier             Senior Vice President and Chief Financial Officer
                              (Principal financial officer)

Wendy G. Hargus               Controller
                              (Principal accounting officer)

T. J. Barlow                  Director
Glenn Biggs                   Director
Molly Shi Boren               Director
Joe H. Foy                    Director
Robert W. Lawless             Director
Harry D. Mattison             Executive Vice President and Director
James L. Powell               Director
Arthur E. Rasmussen           Director
Thomas V. Shockley III        Executive Vice President and Director
J. C. Templeton               Director
Thomas B. Walker, Jr.         Director
Lloyd D. Ward                 Director


                                   SCHEDULE V

           CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY COMPANIES
                          PROPERTY, PLANT AND EQUIPMENT
                         FOR THE YEARS ENDED DECEMBER 31

Column A             Column B   Column C      Column D   Column E     Column F
- --------------------------------------------------------------------------------
                     Balance                                Other
                     Beginning  Additions  Retirements    Changes      Balance
Classification       of Year      at Cost      at Cost  Add/(Deduct) End of Year
- --------------------------------------------------------------------------------
                                             (Millions)
Year 1993
- --------------
Plant:
   Electric
       Production      $5,756        $30         $(12)     $  1         $5,775
       Transmission     1,177         54           (4)        1          1,228
       Distribution     2,182        188          (23)       15          2,362
       General            628         91          (15)        5            709
       CWIP               264        135          ---       (28)           371
       Nuclear fuel       153          7          ---       ---            160
   Gas                    666         88           (2)      ---            752
                      --------------------------------------------------------
                      $10,826       $593         $(56)      $(6)       $11,357
                      ========================================================
Year 1992
- --------------
Plant:
   Electric
       Production      $5,712        $53         $(9)      $---         $5,756
       Transmission     1,152         30          (3)        (2)         1,177
       Distribution     2,084        122         (25)         1          2,182
       General            593         47         (11)        (1)           628
       CWIP               159        105         ---        ---            264
       Nuclear fuel       137         16         ---        ---            153
   Gas                    587         84          (5)       ---            666
                      --------------------------------------------------------
                      $10,424       $457        $(53)       $(2)       $10,826
                      ========================================================
Year 1991
- --------------
Plant:
   Electric
       Production      $5,667        $50         $(5)      $---         $5,712
       Transmission     1,112         43          (3)       ---          1,152
       Distribution     1,970        135         (21)       ---          2,084
       General            556         49         (10)        (2)           593
       CWIP               148         11         ---        ---            159
       Nuclear fuel       133          4         ---        ---            137
   Gas                    305        283          (1)       ---            587
                       -------------------------------------------------------
                       $9,891       $575        $(40)       $(2)       $10,424
                       =======================================================

                                   SCHEDULE VI

           CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY COMPANIES
             ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF
                          PROPERTY, PLANT AND EQUIPMENT
                         FOR THE YEARS ENDED DECEMBER 31



Column A              Column B         Column C             Column D     Column E  Column F
                                  Additions Charged to                      Other
                       Balance    Costs and Expenses                      Changes  Balance
                     Beginning   Depreciation/     Other                     Add/   End of
Classification         of Year   Amortization     Accounts Retirements(*) (Deduct)    Year
    (Millions)
Year 1993
- ---------------
Plant:
    Electric
        Production      $1,702       $158           $7        $(13)          $(1)    $1,853
        Transmission       405         32          ---          (6)          ---        431
        Distribution       716         84          ---         (35)            8        773
        General            210         24           16         (15)            3        238
        Nuclear fuel        72        ---            1         ---           ---         73
   Gas                     160         23            1          (2)          ---        182
                        -------------------------------------------------------------------
                        $3,265       $321          $25        $(71)          $10     $3,550
                        ===================================================================
Year 1992
- ---------------
Plant:
    Electric
        Production      $1,542       $157           $8         $(5)         $---     $1,702
        Transmission       379         31          ---          (5)          ---        405
        Distribution       669         80          ---         (33)          ---        716
        General            189         20           11         (10)          ---        210
        Nuclear fuel        51        ---           21         ---           ---         72
   Gas                     144         21          ---          (5)          ---        160
                        -------------------------------------------------------------------
                        $2,974       $309          $40        $(58)         $---     $3,265
                        ===================================================================
Year 1991
- ----------------
Plant:
    Electric
        Production      $1,384        $156          $8         $(5)          $(1)    $1,542
        Transmission       355          30         ---          (6)          ---        379
        Distribution       623          76         ---         (30)          ---        669
        General            170          18          10          (9)          ---        189
        Nuclear fuel        33         ---          18         ---           ---         51
   Gas                     134          11         ---          (1)          ---        144
                        -------------------------------------------------------------------
                        $2,699        $291         $36        $(51)          $(1)    $2,974
                        ===================================================================

(*)  Retirements are at original cost, net of removal costs and salvage.

                                     SCHEDULE IX

CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY COMPANIES
SHORT-TERM BORROWINGS
FOR THE YEARS ENDED DECEMBER 31


            Column A  Column B   Column C   Column D     Column E    Column F
                                             Maximum      Average    Weighted
         Category of   Balance   Weighted      amount      amount     average
           aggregate    at end    average outstanding outstanding    interest
          short-term        of   interest      at any      during rate during
Year      borrowings    period       rate   month-end  the period  the period
- -----------------------------------------------------------------------------
                                   (Millions)


1993     Commercial    $1,410      3.35%      $1,403      $1,219       3.35%
 Paper


1992 Commercial          $805      4.00%
 Paper
                                                $809        $706       4.00%
 Notes Payable             $4      4.20%
 to Banks


1991 Commercial          $787      6.20%
 Paper
                                                $791       $597        6.20%
 Notes Payable             $4      6.40%
 to Banks



                                    SCHEDULE X

CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY COMPANIES
SUPPLEMENTARY INCOME STATEMENT INFORMATION
FOR THE YEARS ENDED DECEMBER 31

                                                  1993    1992    1991
                                                        (Millions)


Real estate and personal property taxes           $115    $100     $94
State and municipal gross receipts                  34      31      30
Payroll taxes                                       23      21      19
State income taxes                                   7       7      10
Franchise taxes                                     14      12       5
State utility commission assessments                 1       3       3
Other taxes                                          3       1       2
                                                  --------------------
                                                  $197    $175    $163
                                                  ====================

      The amounts of taxes, depreciation and maintenance charged to accounts other than income and expense accounts were not significant. Rents, royalties, advertising and research and development costs during these years were not significant.

INDEX TO EXHIBITS

Exhibit                                                         Transmission
Number       Exhibit                                                  Method

18           Letter re: Change in Accounting Principle.           Electronic

21           Subsidiaries of the Registrant.                      Electronic

23           Consent of Independent Public Accountants.           Electronic