Form 10-Q
period 1994-03-31
CENTRAL & SOUTH WEST CORP
filed 1994-05-16
CIK 18540

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

  For the quarterly period ended   March 31, 1994

                                       OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

   For the transition period from
   to

   Commission file number     1-1443


                            Central and South West Corporation
             (Exact name of registrant as specified in its charter)

                Delaware                                    51-0007707
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                    Identification No.)

               1616 Woodall Rodgers Freeway, Dallas, Texas  75202
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (214) 777-1000
              (Registrant's telephone number, including area code)

               ___________________________________________________
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes        X       No


  Number of shares of Common Stock outstanding at April 30, 1994:   188,886,853

           CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY COMPANIES

                                      INDEX

                                                                         Page
                                                                        Number

                         PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements.  (Unaudited)

         Consolidated Statements of Income for the Three Months Ended
         March 31, 1994 and 1993                                          3

         Consolidated Balance Sheets as of March 31, 1994
         and December 31, 1993                                          4 - 5

         Consolidated Statements of Cash Flows for the Three Months
         Ended March 31, 1994 and 1993                                    6

         Notes to Consolidated Financial Statements                     7 - 12

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                    13 - 15



                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.                                            16 - 17

Item 2.  Changes in Securities.                                    Inapplicable

Item 3.  Defaults upon Senior Securities.                          Inapplicable

Item 4.  Submission of Matters to a Vote of Security Holders.            18

Item 5.  Other Information.                                            18 - 19

Item 6.  Exhibits and Reports on Form 8-K.                               19

              Signature.                                                 20

PART I.  FINANCIAL INFORMATION.

Item 1.  Financial Statements.

           CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY COMPANIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                                          Three Months Ended
                                                              March 31,
                                                         1994            1993
                                                                   (as restated)
                                                     (Millions, except per share
                                                               amounts)
OPERATING REVENUES                                   $     850    $       810

OPERATING EXPENSES AND TAXES
      Fuel and purchased power                             289            251
      Gas purchased for resale                             110            122
      Other operating                                      166            162
      Maintenance                                           41             38
      Depreciation and amortization                         87             80
      Taxes, other than Federal income                      49             46
      Federal income taxes                                  15             14
                                                           757            713
OPERATING INCOME                                            93             97

OTHER INCOME AND DEDUCTIONS
      Mirror CWIP liability amortization                    17             19
      Other                                                  6            (2)
                                                            23             17
INCOME BEFORE INTEREST CHARGES                             116            114

INTEREST CHARGES
       Interest on long-term debt                           53             58
       Interest on short-term debt and other                15             10
                                                            68             68
INCOME BEFORE CUMULATIVE EFFECT OF
    CHANGES IN ACCOUNTING PRINCIPLES                        48             46
    Cumulative effect of changes in accounting principles    -             46
NET INCOME                                                  48             92
     Preferred stock dividends                               5              5
NET INCOME FOR COMMON STOCK                          $      43    $        87

AVERAGE COMMON SHARES OUTSTANDING                        188.5          188.3
EARNINGS PER SHARE OF COMMON STOCK
    BEFORE CUMULATIVE EFFECT OF CHANGES IN
    ACCOUNTING PRINCIPLES                            $    0.23    $      0.23
    CUMULATIVE EFFECT OF CHANGES IN
    ACCOUNTING PRINCIPLES                                    -           0.24
EARNINGS PER SHARE OF COMMON STOCK                   $    0.23    $      0.47
DIVIDENDS PAID PER SHARE OF COMMON STOCK             $    0.425   $      0.405

The accompanying notes to consolidated financial statements are an integral part of these statements.

           CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                    March 31,    December 31,
                                                      1994          1993
                                                          (Millions)
ASSETS

PLANT
     Electric Utility
          Production                           $      5,779     $     5,775
          Transmission                                1,238           1,228
          Distribution                                2,402           2,362
          General                                       726             709
          Construction work in progress                 384             371
          Nuclear fuel                                  160             160
      Gas                                               767             752
                                                     11,456          11,357
      Less - Accumulated depreciation                 3,624           3,550
                                                      7,832           7,807
CURRENT ASSETS
      Cash and temporary cash investments                71              62
      Special deposits                                    1               2
      Accounts receivable                               662             813
      Materials and supplies, at average cost           150             149
      Fuel inventory, substantially at average cost      90             102
      Gas inventory/products for resale,
          substantially at LIFO                           3              28
      Unrecovered fuel cost                              80              70
      Prepayments and other                              51              53
                                                      1,108           1,279
DEFERRED CHARGES AND OTHER ASSETS
       Deferred plant costs                             517             518
       Mirror CWIP asset                                329             332
       Other non-utility investments                    244             253
       Income tax related regulatory assets             190             182
       Other                                            270             252
                                                      1,550           1,537

                                               $     10,490     $    10,623



The accompanying notes to consolidated financial statements are an integral part of these statements.

           CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                   March 31,     December 31,
                                                     1994           1993
                                                         (Millions)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION
  Common stock, $3.50 par value, authorized
    350,000,000 shares in 1994 and 1993; issued and
    outstanding 188,738,000 shares in 1994 and
    188,405,000 shares in 1993                     $    661      $    659
      Paid-in capital                                   525           518
      Retained earnings                               1,716         1,753
             Total Common Stock Equity                2,902         2,930
      Preferred stock
           Not subject to mandatory redemption          292           292
           Subject to mandatory redemption               55            58
      Long-term debt                                  2,788         2,749
              Total Capitalization                    6,037         6,029

CURRENT LIABILITIES
      Long-term debt/preferred stock due within
           twelve months                                 14            26
      Short-term debt                                   800           769
      Short-term debt - CSW Credit, Inc.                580           641
      Accounts payable                                  265           306
      Accrued taxes                                      55            98
      Accrued interest                                   45            55
      Accrued restructuring charges                      97            97
      Other                                             158           168
                                                      2,014         2,160
DEFERRED CREDITS
       Income taxes                                   1,965         1,935
       Investment tax credits                           331           335
       Mirror CWIP liability and other                  143           164
                                                      2,439         2,434

                                                  $  10,490     $  10,623




The accompanying notes to consolidated financial statements are an integral part of these statements.

           CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY COMPANIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Three Months Ended
                                                               March 31,
                                                          1994           1993

                                                                   (as restated)
                                                              (Millions)
OPERATING ACTIVITIES
      Net income                                        $     48      $     92
      Non-cash items included in net income
           Depreciation and amortization                      94            85
           Deferred income taxes and investment tax credits   20             6
           Cumulative effect of changes in accounting
             principles                                        -           (46)
           Mirror CWIP liability amortization                (17)          (19)
      Changes in assets and liabilities
           Accounts receivable                                41            (4)
           Unrecovered fuel costs/fuel refunds due
             customers                                        (9)            4
           Accounts payable                                  (32)          (52)
           Accrued taxes                                     (43)          (23)
           Other                                               5            83
                                                             107           126
INVESTING ACTIVITIES
       Capital expenditures and acquisitions                (121)         (100)
       Non-affiliated accounts receivable collections
        (purchases)                                           49          (248)
       CSW Energy projects                                    68           (26)
       Other                                                  (9)           (3)
                                                             (13)         (377)
FINANCING ACTIVITIES
       Common stock sold                                       9             -
       Proceeds from issuance of long-term debt               40            203
       Redemption of preferred stock                          (4)           (7)
       Retirement of long-term debt                           (1)          (17)
       Reacquisition of long-term debt                       (14)         (379)
       Change in short-term debt                             (30)          248
       Special deposits for reacquisition of long-term
         debt                                                  -           199
       Payment of dividends                                  (85)          (81)
                                                             (85)          166


NET CHANGE IN CASH AND CASH EQUIVALENTS                        9           (85)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              62           110
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $    71      $     25

SUPPLEMENTARY INFORMATION
        Interest paid less amounts capitalized           $    72      $     69

        Income taxes paid                                $     6      $      -


The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   PRINCIPLES OF PREPARATION

       The condensed consolidated financial statements included herein have been prepared by Central and South West Corporation (Corporation or CSW), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Corporation believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993.

       The unaudited financial information furnished herewith reflects all adjustments (consisting only of normal recurring adjustments, except for the 1993 cumulative effect of changes in accounting principles discussed below) which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. Information for quarterly periods is affected by seasonal variations in sales, rate changes, timing of fuel expense recovery and other factors.

        Certain  financial  statement  items  for 1993 have been reclassified
or  restated  to conform to the 1994  presentation.   Pursuant to
changes in accounting principles made in December 1993, but effective January 1, 1993, CSW has restated 1993 first quarter information to reflect the change in its method of accounting for unbilled revenues and for the adoption of Statement of Financial Accounting Standards (SFAS) No. 112, Employers' Accounting for Postemployment Benefits. The effect of restating net income for the quarter ended March 31, 1993 is as follows:


                                                                  Earnings
                          Operating    Operating       Net        per Share
                          Revenues      Income       Income       of Common
Quarter Ended                          (millions)                  Stock
1993
March 31-Reported           $817          $102        $  57        $0.28
Adjustment                    (7)           (5)          35         0.19
March 31 - Restated         $810          $ 97        $  92        $0.47



2.   LITIGATION AND REGULATORY PROCEEDINGS

       See the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993 for additional discussion of litigation and regulatory proceedings.

Central Power and Light Company (CPL)

 South Texas Project (STP) Outage

      CPL owns 25.2% of STP, a two unit nuclear power plant. In February 1993, Units 1 and 2 of STP were shut down by Houston Lighting & Power Company (HLP), the Project Manager, in an unscheduled outage resulting from mechanical problems relating to two auxiliary feedwater pumps. HLP determined that the units would not be restarted until the equipment failures had been corrected and the Nuclear Regulatory Commission (NRC) briefed on the causes of these failures and the corrective actions that were taken. The NRC formalized that commitment in a confirmatory action letter, and sent an Augmented Inspection Team to STP to review the matter. In March 1993 the NRC began a diagnostic evaluation of STP.

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

      The NRC announced in June 1993 that STP was placed on its "watch list" of plants with "weaknesses that warrant increased NRC attention." Plants on the watch list are subject to closer NRC oversight. STP will remain on the NRC's watch list until both units have returned to service and a period of good performance demonstrated.

      During  the outage, the necessary improvements have been made  by  HLP  to address the issues in the confirmatory action letter, as supplemented. On February 15, 1994, the NRC agreed that the confirmatory action letter issues had been resolved with respect to Unit 1, and that it supported HLP's recommendation that Unit 1 was ready to restart. Unit 1 restarted in late February 1994 and operated at low power for three days. The Project Manager then shut down Unit 1 due to a problem with a steam generator feedwater valve and a steam generator tube leak. The Project Manager has made the necessary repairs and restarted Unit 1, which reached the 100 percent output level in early April.

      While many of the corrective actions taken are common to both units, HLP must demonstrate to the NRC that these issues are also resolved with respect to Unit 2 before it is restarted. Unit 2 reloading of nuclear fuel was completed in early April and the unit is expected to resume service during the second quarter of 1994. The outage has not affected CPL's ability to meet customer demands because of existing capacity and CPL's ability to purchase additional energy from affiliates and nonaffiliates.

      During the outage, CPL's fuel and purchased power costs have been, and are expected to continue to be, increased as the power normally generated by STP must be replaced through sources with higher costs. It is unclear how the Public Utility Commission of Texas (Texas Commission) will address the reasonableness of higher costs associated with the outage. At January 31, 1993, before the start of the STP outage, CPL had an over-recovered fuel balance of $5.2 million, exclusive of interest. At April 30, 1994, CPL's under-recovered fuel balance was $66.8 million, exclusive of interest. This under-recovery of fuel costs, while due primarily to the STP outage, was also affected by changes in fuel prices and timing differences. CPL cannot accurately estimate the amount of any future under- or over-recoveries due to the unpredictable nature of the above factors. Although there is the potential for disallowance of fuel-related costs, such determination cannot be made until fuel costs are reconciled with the Texas Commission. If a significant portion of fuel costs were disallowed by the Texas Commission, the Corporation could experience a material adverse effect on its consolidated results of operations in the year of disallowance. CPL is required to file a reconciliation of its fuel costs by the last quarter of 1994 in accordance with a Texas Commission order.

      Management believes that the operating outage at STP will not have a material effect on the Corporation's financial condition or on its consolidated results of operations.

Rate Cases

       During December 1993 and January 1994, several cities (Cities) in CPL's service territory, which together account for approximately 40% of CPL's base revenues, exercised their rights to require CPL to file rate cases to determine if its rates are fair, just and reasonable. The Cities informed CPL that this rate review was precipitated by the outage at STP, leading the Cities to question whether STP should continue to be included in CPL's rate base. Further, the Cities question whether CPL is earning an excessive return on equity. The governing bodies of these Cities have original jurisdiction over rates only within their incorporated limits.

      In February and March 1994, certain Cities passed resolutions ordering CPL to reduce rates by amounts ranging from $73 million to $137 million, if applied on a total company basis. The rate reductions are based on removal of a portion of STP costs from base rates. The orders only affect the rates of customers who take service within these Cities' limits. CPL has appealed all of these actions, and intends to timely appeal any others, to the Texas Commission, which has authority to stay their effectiveness.

       Similar challenges to CPL's rates were filed with the Texas Commission by the Office of Public Utility Counsel (OPUC), the Texas Commission General
Counsel, and affected customers (collectively Customer Cases). In its complaint, OPUC has alleged CPL is overearning by amounts ranging from $16 million to $214 million annually, if applied on a total company basis, based on a range of returns on common equity, removal of the investment in STP Unit 2 from rate base and certain other matters. The Texas Commission has exclusive original jurisdiction over the rates and services of CPL in the areas outside municipal limits of cities who retain original jurisdiction.

        On March 25, 1994, a Texas Commission administrative law judge consolidated CPL's appeals of the Cities' Cases with the Customer Cases filed at the Texas Commission and set a procedural schedule calling for CPL to file its rate case by April 11, 1994.

       CPL contends that both units of STP belong in rate base. This contention is based on Unit 1 providing electrical output at 100 percent level in early April and the expectation that Unit 2 will restart in the second quarter of 1994. Additionally, the long-term benefits nuclear generation provides to customers further support their inclusion in rate base. There are no Texas Commission precedents addressing the removal of a nuclear plant from rate base. CPL's base rates were last set in 1990. Based on inclusion of both units of STP in rate base, CPL believes it is not collecting excessive revenues, even when considering market rates of return on common equity that are generally lower than they were in 1990 when base rates were last set. If CPL ultimately is unsuccessful in maintaining rates at their current level, the Corporation could experience a material adverse effect on its financial condition or consolidated results of operations.

       On March 31, 1994, a scheduling and procedural settlement agreement (Agreement), relating to the above matters, was filed with the Texas Commission. The Agreement was executed by CPL and each of the eight parties to the proceedings. The eight parties are: a group of eleven Cities, the Texas
Commission General Counsel, OPUC, Texas Industrial Energy Consumers, the Lower Colorado River Authority, Occidental Chemical Corporation, H. E. Butt Grocery Company and James O. Bryant, a CPL customer. On April 1, 1994, a Texas Commission administrative law judge approved the Agreement. The Agreement allows CPL more time to prepare a rate case defending its rates as reasonable and its earnings as being within established regulatory guidelines. The Agreement moved the filing deadline for the rate case from April 11, 1994, to July 1, 1994, and the start of the hearings from June 8, 1994, to October 31, 1994.

       The parties also agreed that CPL's existing rates will remain in effect until the Texas Commission's final order in the case. The other parties thus agreed not to pursue lower interim rates in an interim rate proceeding. As part of the Agreement, CPL agreed that any reductions in rates, if any are implemented as a result of the rate case, would be effective retroactive to June 15, 1994. CPL also agreed not to seek a base rate increase in the proceeding. The rate case will be based on a test year ending September 30, 1993. CPL expects that a Texas Commission decision will occur near the end of the first quarter of 1995.

       In April 1994, the General Counsel and Staff of the Texas Commission issued a Request for Proposal for an audit of the STP outage, to evaluate the prudence of the management of STP, including the actions of HLP and the STP management committee, of which CPL is a participant. Such review will include the time from original commercial operation of each unit until they are returned from the outage to full commercial operation. CPL and HLP will pay the costs of the audit but will have no control over the ultimate work product of the consultant. The results of this audit are expected to be used by the General Counsel and Staff in the CPL's fuel reconciliation proceeding, which CPL must file by the last quarter of 1994, and may also have implications for the issues considered in the base rate case proceedings.

       Management cannot predict the ultimate outcome of these rate proceedings, although management believes that their ultimate resolution will not have a material adverse effect on the Corporation's financial condition or consolidated results of operations.

Public Service Company of Oklahoma (PSO)

      In  March  1993, the Corporation Commission of the State of Oklahoma
(Oklahoma   Commission)   issued   an   order   allowing   PSO   an
interim increase in retail prices of $10.1 million on an annual basis, subject to refund. In December 1993, the Oklahoma Commission issued an order allowing PSO an increase in retail prices of $14.4 million on an annual basis which became effective with the billing month of February 1994.

      An order issued by the Oklahoma Commission in 1991 required that the level of gas transportation and agency fees paid to Transok Inc. (Transok), a wholly owned subsidiary of the Corporation, permitted for recovery through the fuel adjustment clause be reviewed in the aforementioned price proceeding. This portion of the price review was bifurcated and is expected to be heard in late
1994.   In  March  1994, PSO filed testimony requesting that gas transportation and agency fees up to $35 million annually be included in the fuel adjustment clause. Until a new level is established, PSO is permitted to include all gas transportation and agency fees in the fuel adjustment clause up to $30.6 million on an annual basis.

Southwestern Electric Power Company (SWEPCO)

      On March 17, 1994, SWEPCO filed a petition, designated as Docket No. 12855, with the Texas Commission to reconcile fuel costs for the period November 1989 through December 1993. Total Texas jurisdictional fuel expenses subject to reconciliation for this 50-month period were approximately $559 million. SWEPCO's net under-recovery for the reconciliation period was approximately $0.9 million. Discovery has begun and a hearing on the case has been scheduled to begin July 26, 1994.

3.   DIVIDENDS

       The subsidiary companies' mortgage indentures, as amended and supplemented, contain certain restrictions on the use of their retained earnings for cash dividends on their common stocks. These restrictions do not limit the ability of the Corporation to pay dividends to its shareholders. At March 31, 1994, $1,162 million of the subsidiary companies' retained earnings were available for payment of cash dividends to the Corporation.

4.   EARNINGS AND DIVIDENDS PER SHARE OF COMMON STOCK

      Earnings per share of common stock are computed by dividing net income for common stock by the average number of common shares outstanding for the respective periods. Dividends per common share reflect per share amounts paid during the periods.

5.   COMMITMENTS AND CONTINGENT LIABILITIES

SWEPCO

      In connection with the lignite mining contract for its Henry W. Pirkey Power Plant, SWEPCO has agreed, under certain conditions, to assume the obligations of the mining contractor. As of March 31, 1994, the maximum SWEPCO would have to assume is $75 million. The maximum amount may vary as the mining contractor's need for funds fluctuates. The contractor's actual obligation outstanding as of March 31, 1994 is $66 million.

CSW Energy (CSWE)

      Through a wholly owned subsidiary, CSWE is providing construction services to a qualifying cogeneration project. The contract provides, among other things, that the maximum potential liability for performance and completion guarantees is limited to the fixed price of the contract, which is approximately $83 million. CSWE has provided additional guarantees related to the project totaling approximately $30 million. CSWE has also entered into a purchase agreement on a separate project to provide approximately $60 million to the project upon the occurrence of certain events.

      CSWE, with credit support from the Corporation has committed to make equity investments in two projects in the amount of $11 million. In addition, CSWE has committed to provide up to $245 million in construction and term financing for two of the projects currently under construction. Of this amount the company has provided approximately $96 million in term financing at March 31, 1994. The Corporation has direct or indirect responsibility for these amounts.

6.   FINANCING

CPL

       In February 1994, CPL retired $3.5 million of 10.05% series preferred stock at par, pursuant to its sinking fund provisions. On March 21, 1994, CPL filed a registration statement with the SEC for the sale of preferred stock in an aggregate amount up to $75 million. CPL may offer preferred stock subject to market conditions and other factors. The proceeds of any such offerings will be used principally to redeem certain of CPL's outstanding preferred stock. On May 10, 1994, CPL agreed to issue $100 million of 7.50% first mortgage bonds due May 1, 1999. The funds from these bonds will be used to repay portions of CPL's short-term debt.

SWEPCO

       In January 1994, SWEPCO redeemed $0.5 million of Series U, 9-1/8% First Mortgage Bonds due November 1, 2019. The redemption was made under the terms of SWEPCO's bond indenture. Also during January, an additional $1.1 million of Series U bonds was acquired at a premium. The premium and related redemption costs associated with this transaction will be recorded as a reduction to long-term debt on the balance sheet and will be amortized over the life of the original bonds (Series U).

West Texas Utilities Company (WTU)

       In February 1994, WTU sold $40 million principal amount of First Mortgage Bonds, Series S, 6-1/8%, due February 1, 2004. The proceeds were used to reimburse WTU's treasury for the redemption of (i) WTU's $12 million aggregate principal amount of 7-1/4% First Mortgage Bonds, Series G, due January 1, 1999, which were redeemed on January 1, 1994, and, (ii) WTU's $23 million aggregate principal amount of 7-7/8%, First Mortgage Bonds, Series H, due July 1, 2003, which were redeemed on December 31, 1993.

7.  ACCOUNTING CHANGES

       Effective January 1, 1993 the Corporation adopted SFAS No. 106, Employers' Accounting for Postretirement Other Than Pensions, SFAS No. 112, Employers' Accounting for Postemployment Benefits and SFAS No. 109,
Accounting for Income Taxes.   In  addition,  the electric  operating  companies
also changed  their  method  of  accounting  for unbilled revenues.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Corporation's 1993 Annual Report on Form 10-K. Reference is also made to the unaudited Consolidated Financial Statements and related Notes to Consolidated Financial Statements included herein. The information included therein should be read in conjunction with, and is essential in understanding, the following discussion and analysis.

CAPITAL REQUIREMENTS

       Construction expenditures of the Corporation and its subsidiaries (CSW System) for the first three months of 1994 were $121 million. These construction expenditures were primarily for improvements to existing production, transmission and distribution facilities as well as an extension by Transok of existing gas transportation lines. The improvements are required to meet the needs of new customers and to satisfy the changing requirements of existing customers. The extension by Transok of its gas transportation system will form an interconnection between the eastern and western portions of its transmission system.

FINANCING AND CAPITAL RESOURCES

       The CSW System anticipates that the majority of all funds required for construction for the remainder of the year will be provided from internal sources. As additional funds are needed, the financial condition of the CSW System companies should allow any required funds to be obtained from the capital markets at reasonable rates. The CSW System utilizes short-term debt to meet fluctuations in working capital requirements due to the seasonal nature of electric sales. The primary source of short-term debt is the issuance of the Corporation's commercial paper. The Corporation, in order to strengthen its capital structure and support growth from time to time, may decide to issue additional shares of its common stock. At March 31, 1994, consolidated capitalization ratios were 48% common equity, 6% preferred stock and 46% long-term debt.

PROPOSED EL PASO ELECTRIC COMPANY (EL PASO) MERGER

       The Corporation and El Paso have entered into an Agreement and Plan of Merger between El Paso and the Corporation, dated as of May 8, 1993 as amended (Merger Agreement), under which El Paso would emerge from bankruptcy protection  as  a  wholly  owned  subsidiary  of the  Corporation.  All classes of El Paso's creditors and shareholders have approved the Modified Third Amended Plan of Reorganization (Modified Plan), which sets forth the consideration to be paid in connection with the merger. The total value of the
Corporation's  offer  to acquire El Paso is approximately  $2.2  billion.   The
aggregate number of shares of the Corporation's common stock, $3.50 per share (CSW Common), to be issued pursuant to the Modified Plan cannot be determined at this time due to certain contingencies, including the future price of CSW Common, future dividend rates on CSW Common and the timing of the effective date of the Modified Plan (Effective Date). While the total number of shares of CSW Common ultimately to be issued cannot be determined, the value of the shares issued is expected to be approximately $770 million based on the anticipated effective date of early 1995. Depending on the number of shares issued and the outcome of other matters discussed below, existing holders of CSW Common may experience short-term dilution in earnings. Because the number of shares of CSW Common to be issued pursuant to the Modified Plan and the interest rates at which debt securities are to be issued in connection with the Merger are to be set on or about the Effective Date, changes in the price of CSW Common and the level of interest rates will effect the cost of the proposed acquisition to the Corporation. The request to hedge the price of CSW Common and interest rates has been removed from the Corporation's application to the SEC for approval of the merger. The Corporation continues to monitor the advisability of seeking authority to enter into hedging transactions.

       Completion of the merger is subject to various conditions, including receipt of necessary regulatory approvals. The Corporation and El Paso have initiated the process of seeking regulatory approvals, but there can be no assurances as to when, on what terms or whether the required approvals will be received. The success of the merger is also dependent upon certain assumptions. The financial assumptions underlying the Modified Plan assume, among other things, that El Paso will secure regulatory approvals necessary to implement acceptable rate treatment. Other contingencies which could impact the success of the merger include the risk of competition in serving key portions of El Paso's service area, financial risk arising out of changes in interest rates and the price of CSW Common, regulatory risk principally related to approval of the merger and El Paso's request for a rate increase, and operating risk associated with the ownership of an interest in the Palo Verde nuclear facility.

        For additional information concerning the Corporation's proposed acquisition of El Paso, see "ITEM 1. BUSINESS - Proposed Acquisition of El Paso Electric Company" and "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Proposed El Paso Merger" in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993.

RESTRUCTURING

       As previously reported, the Corporation has announced a restructuring and early retirement program designed to consolidate and restructure its operations in order to meet the challenges of the changing electric utility industry and to compete effectively in the years ahead. The underlying goal of the restructuring is to enable the electric operating companies to focus on and be accountable for serving customers. Estimated costs for the restructuring are $97 million before taxes and were expensed in December 1993. The restructuring continues and is expected to be completed in 1994. Certain aspects of the restructuring may be subject to SEC approval.


RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1994 COMPARED TO QUARTER ENDED MARCH 31, 1993

       Net Income for Common Stock. Net income for common stock decreased 51% during the first quarter of 1994 to $43 million from $87 million in the same quarter of 1993. The primary reason for the decrease was the impact of the cumulative effect of changes in accounting principles realized in the first quarter of 1993. Earnings per share decreased to $0.23 in the first quarter of 1994 as compared to $0.47 in the same quarter of 1993. Net income before the cumulative effect of changes in accounting principles increased 4% during the first quarter of 1994 to $48 million from $46 million in the same quarter of 1993. This increase is due primarily to increases in KWH sales in the first quarter of 1994 when compared to the first quarter of 1993. Earnings per share before cumulative effect of changes in accounting principles was the same in the first quarter of 1994 and 1993, at $0.23 per share.

       Operating Revenues. Operating revenues increased $40 million or 5% in the first quarter of 1994 compared to the same period of 1993. The increase is due primarily to increased fuel revenue and KWH sales at the electric operating companies. Increased KWH sales are attributable to the more favorable weather experienced in the first quarter of 1994 when compared to the first quarter of 1993, when the weather was milder than normal. Total KWH sales increased 5.1% in total with residential KWH sales increasing 3.1%.

       Fuel and Purchased Power. Fuel and purchased power increased $38 million or 15% for the first quarter of 1994 compared to the same period of 1993. This is due primarily to use of greater quantities of higher cost fuel.

       Gas Purchased for Resale. Gas purchased for resale declined $12 million or 10% for the first quarter of 1994 compared to the same period of 1993. This decline is due to a decrease in sales volumes and an increase in sales from
inventory by Transok.   This decline is partially offset by lower gas prices.

       Cumulative Effect of Changes in Accounting Principles. The Corporation implemented a number of accounting changes in the first quarter of 1993. These included SFAS No. 109, Accounting for Income Taxes and SFAS No. 112, Employers' Accounting for Postemployment Benefits. The electric operating companies also changed their method of accounting for unbilled revenues. These accounting changes had a cumulative effect of increasing net income by $46 million, net of tax.

PART II - OTHER INFORMATION

       For background and earlier developments relating to Part II information reference is made to the Corporation's 1993 Annual Report on Form 10-K.

Item 1.  Legal Proceedings.

CSW and CSWE

Cimmaron Chemical, Inc. (Cimmaron)

       The Corporation and its wholly owned subsidiary, CSWE, have been named co-defendants in a lawsuit filed by Cimmaron Chemical, Inc. (Cimmaron) in the 125th District Court of Houston, Harris County, Texas. Cimmaron alleges that the Corporation and CSWE breached commitments to participate with Cimmaron in the failed BioTech Cogeneration Project located in Colorado. Cimmaron claims breach of  contract, fraud  and  negligent  misrepresentation  with  alleged
damages  totaling  $250 million.   The  Corporation and CSWE have answered  the
suit and are in the beginning stages of pre-trial discovery. Management cannot predict the outcome of this litigation, but believes that the Corporation and CSWE have defenses to these complaints and are pursuing them vigorously.

CPL

       In March 1994, CPL received an administrative information request from the Environmental Protection Agency seeking additional information about polychlorinated biphenyl (PCB) compliance matters related to the September 1992 PCB inspection of various CPL facilities. This matter has not resulted in any proceeding against CPL. Management does not believe that the resolution of this matter will have a material adverse effect on Corporation's financial condition or consolidated results of operations.

       For background on this and other environmental matters, see ITEM 1. BUSINESS - Environmental Matters and ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Environmental in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993.

PSO

Gas Supplier Claims

       PSO has been named defendant in complaints filed in Federal and state courts of Oklahoma and Texas in 1984 through March 1994 by gas suppliers alleging claims arising out of certain gas purchase contracts. Cases currently pending seek approximately $37 million in actual damages, together with claims for punitive damage which, in compliance with pleading code requirements, are alleged to be in excess of $10,000. The plaintiffs seek relief through the filing dates as well as attorney fees. As a result of settlements among the parties, certain plaintiffs dismissed their claims with prejudice to further action. The settlements did not have a significant effect on PSO's consolidated results of operations. The remaining suits are in the preliminary stages. Management cannot predict the outcome of these proceedings. However, management believes that PSO has defenses to these complaints and intends to pursue them vigorously. Management also believes that the ultimate resolution of the remaining complaints will not have a material adverse effect on the Corporation's consolidated results of operations.

Coal Transportation Contract

       In June 1992, PSO filed suit in Federal District Court in Tulsa, Oklahoma against a rail carrier seeking declaratory relief under a long-term contract for the transportation of coal. In July 1992, the defendant carrier asserted counterclaims against PSO alleging that PSO breached the contract. The counterclaims sought damages in an unspecified amount. In December 1993, PSO amended its suit against the defendant carrier seeking damages and declaratory relief under Federal and state anti-trust laws. PSO and the defendant carrier filed motions for summary judgment on certain dispositive issues in the litigation. In March 1994, the court issued an order granting PSO's motions for summary judgment and denying the defendant's motion. It was not necessary for the court to reach or decide the Federal and state anti-trust claims raised by PSO. The court is currently considering PSO's Motion for Entry of Final Judgment. PSO anticipates final judgment will be entered in its favor in the near future, following which the defendant will have an opportunity to appeal. Although management cannot predict the outcome, management believes that PSO's interpretation and performance of the contract have been proper and intends to vigorously pursue this case. Management also believes that the ultimate resolution of the case will not have a material adverse effect on the Corporation's consolidated results of operations.

Toxic Contamination Claims

       PSO has been named defendant in complaints filed in Federal and state courts of Oklahoma in 1984, 1985, 1986 and 1993. The complaints allege, among other things, that some of the plaintiffs and the property of other plaintiffs were contaminated with PCB's and other toxic by-products following certain incidents, including transformer malfunctions in April 1982, December 1983 and May 1984. To date, complaints representing approximately $735 million (including compensatory and punitive damages) of claims have been dismissed, certain of which resulted from settlements among the parties. The settlements did not have a significant effect on PSO's consolidated results of operations. Remaining complaints currently total approximately $395 million, of which approximately one-third is for punitive damages. Complaints of approximately $1 million have been dismissed without prejudice to refile. Discovery with regard to the remaining complaints continues. Management cannot predict the outcome of these proceedings. However, management believes that PSO has defenses to these complaints and intends to pursue them vigorously. Moreover, management has reason to believe that PSO's insurance may cover some of the claims. Management also believes that the ultimate resolution of the remaining complaints will not have a material adverse effect on the Corporation's consolidated results of operations.

       The Corporation is party to various other legal claims and proceedings arising in the normal course of business. Management does not expect disposition of these matters to have a material adverse effect on the Corporation's consolidated results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

(a) The annual meeting of shareholders of Central and South West Corporation was held April 21, 1994.

(b)  The shareholders elected five directors at the annual meeting.

       The name of each nominee and the number of shares voted for or against were as follows:

Nominee                           Votes for                Votes against
T. J. Barlow                     164,921,720                 1,118,007
Molly Shi Boren                  164,950,585                 1,089,142
Arthur E. Rasmussen              164,925,222                 1,114,505
Thomas V. Shockley, III          165,042,403                   997,324
Lloyd D. Ward                    164,864,237                 1,175,490

In addition, shareholders voted to approve the appointment of Arthur Andersen & Co., independent public accountants, as the Corporation's auditors for 1994, with 164,729,931 votes cast for approval, 713,642 votes cast against approval and 596,154 votes abstaining.

(c)  Other matters voted upon at the annual meeting of shareholders.

      No other matters (other than procedural matters) were voted upon at the annual meeting.

Item 5.  Other Information.

Proposed El Paso Merger

       As  previously  announced  the Corporation  has  entered  into  a  Merger
Agreement pursuant to which El Paso would emerge from bankruptcy as a wholly owned subsidiary of the Corporation. Background information on the proposed El Paso merger is contained in the Corporation's Annual Report filed on Form 10-K dated December 31, 1993. Subsequent developments are set forth below:

Texas Commission Application

       Numerous  parties  have  intervened  in  these  proceedings.   The  Texas
Commission has consolidated the two cases and a hearing schedule has been established which contemplates the issuance of a final order in February 1995.

FERC Application filed November 4, 1993
FERC Application filed January 10, 1994 as supplemented January 13, 1994

       Several parties have subsequently sought to intervene or raise protests in these proceedings.

SEC Application

       The application has subsequently been amended, including the withdrawal of the Corporation's original request to engage in hedging transactions, and the SEC in April 1994 issued a notice of the proceeding inviting public comment. To date several parties have intervened or sought to intervene in the proceeding.

NRC Request for Approvals

      The NRC is expected to issue an order for this request in late 1994.

New Mexico Commission Application

       Subsequent  to  the  filing  of  the  application  with  the  New  Mexico
Commission, the Corporation has agreed not to request a rate increase in New Mexico for at least six months after the completion of the merger with El Paso. A schedule has been established which calls for hearings to begin in October 1994.

Other

       The Corporation continues to vigorously pursue the receipt of all regulatory approvals required in order to consummate the merger. The
Corporation can give no assurances, however, as to whether the required regulatory approvals will be received, and if they are received, the timing of the receipt.

        El Paso has recently announced developments with respect to the expiration of its franchise agreement with Las Cruces, New Mexico. El Paso has also recently announced developments relating to steam generator problems and outages at the Palo Verde Nuclear Generating Station.

       El Paso is subject to the informational requirements of the Securities and Exchange Act of 1934, as amended and in accordance therewith files reports and other information with the SEC. For additional information concurring El Paso, see El Paso's Quarterly Report on Form 10-Q dated March 31, 1994 and the documents referenced therein and its Annual Report on Form 10-K dated December 31, 1993 and the documents referenced therein.


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits:

       None.

(b)  Reports on Form 8-K:

       The Corporation filed a Current Report on Form 8-K dated March 10, 1994 updating the STP outage and the related Cities rate case filings.

       The Corporation filed a Current Report on Form 8-K dated April 7, 1994 updating the Cities rate case filings.

SIGNATURE

       Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CENTRAL AND SOUTH WEST CORPORATION




Date:  May  13, 1994                     /s/ WENDY G. HARGUS
                                             Wendy G. Hargus
                                    Controller and Chief Accounting Officer