Form 10-Q
period 1994-06-30
CENTRAL & SOUTH WEST CORP
filed 1994-08-15
CIK 18540

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

(Mark One)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

  For the quarterly period ended   June 30, 1994

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

                                    Yes        X       No


  Number of shares of Common Stock outstanding at July 31, 1994: 189,476,484

   CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY COMPANIES

                              INDEX

                                                                       Page
                                                                      Number

GLOSSARY OF TERMS                                                       3

                 PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements.  (Unaudited)

           Consolidated Statements of Income for the Three Months
           Ended and Six Months Ended June 30, 1994 and 1993            4

           Consolidated Balance Sheets as of June 30, 1994
           and December 31, 1993                                      5 - 6

           Consolidated Statements of Cash Flows for the
           Three Months Ended June 30, 1994 and 1993                    7

           Notes to Consolidated Financial Statements                 8 - 16

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.                                17 - 20



                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.                                          21 - 22

Item 2.  Changes in Securities.                                 Inapplicable

Item 3.  Defaults Upon Senior Securities.                       Inapplicable

Item 4.  Submission of Matters to a Vote of Security Holders.           23

Item 5.  Other Information.                                          23 - 26

Item 6.  Exhibits and Reports on Form 8-K.                              27

            Signature.                                                  28

GLOSSARY OF TERMS
The following abbreviations or acronyms used in this text are defined below:

Abbreviation    or  Definition
Acronym
APS...............       Arizona Public Service Company
Bankruptcy Court..       United  States Bankruptcy Court for  the  Western
                           District of Texas, Austin Division,
                           before which the El Paso bankruptcy
                           reorganization proceeding, Case No.
                           92-10148-FM, is pending
Cimmaron..........       Cimmaron Chemical Company
Cities............       Several cities in CPL's service territory
Corporation or CSW       Central and South West Corporation, Dallas, Texas
Court of Appeals         Court of Appeals, Third District of Texas,
                           Austin, Texas
CPL...............       Central  Power and Light Company, Corpus Christi, Texas
CSW Common........       CSW common stock, $3.50 par value per share
CSWE..............       CSW Energy, Inc., Dallas, Texas
CSWS..............       CSW Services, Inc., Tulsa, Oklahoma
CSW System........       CSW and its subsidiaries
Customer Cases....       Certain  challenges  of CPL's  rates  brought  by
                           OPUC, the Texas Commission General
                           Counsel, and certain CPL customers
District Court....       State District Courts of Travis County, Texas
Effective Date....       The effective date of the Modified Plan
El Paso...........       El Paso Electric Company
El Paso Common....       El Paso common stock, no par value
ERCOT.............       Electric Reliability Council of Texas
FPA...............       Federal Power Act
FERC..............       Federal Energy Regulatory Commission
HLP...............       Houston Lighting & Power Company
KWH...............       Kilowatt-hour
Las Cruces........       City of Las Cruces, New Mexico
MDEQ..............       Mississippi Department of Environmental Quality
Merger............       The proposed merger whereby El Paso would become
                           a wholly owned subsidiary of the Corporation
Merger Agreement..       Agreement and Plan of Merger between El Paso and
                           CSW, dated as of May 8, 1993, as amended
Modified Plan.....       Modified Third Amended Plan of Reorganization
New Mexico
Commission........       New Mexico Public Utility Commission
NRC...............       Nuclear Regulatory Commission
O&M...............       Operations and Maintenance
Oklahoma
Commission........       Corporation Commission of the State of Oklahoma
OPUC..............       Office of Public Utility Counsel
Palo Verde........       Palo Verde Nuclear Generating Station
PCB...............       Polychlorinated biphenyl
Project Manager...       HLP, the Project Manager for STP
PSO...............       Public Service Company of Oklahoma, Tulsa, Oklahoma
PURA..............       Public Utility Regulatory Act
Rate Order........       1987 Texas Commission Final Order
SEC...............       Securities and Exchange Commission
SFAS..............       Statement of Financial Accounting Standards
SPS...............       Southwestern Public Service Company
Staff.............       Staff of the Texas Commission
STP...............       South Texas Project nuclear electric generating station
SWEPCO............       Southwestern Electric Power Company, Shreveport,
                           Louisiana
Texas Commission..       Public Utility Commission of Texas
TIEC..............       Texas Industrial Energy Consumers
Transok...........       Transok, Inc., Tulsa, Oklahoma
WTU...............       West Texas Utilities Company, Abilene, Texas

PART I.  FINANCIAL INFORMATION.

Item 1.  Financial Statements.

   CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY COMPANIES

                CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)
                               Three Months         Six Months Ended
                                   Ended
                                 June 30,               June 30,
                              1994      1993        1994       1993

                                 (as restated)          (as restated)
                               (Millions, except per share amounts)
OPERATING REVENUES         $   908   $    894    $  1,758   $  1,704

OPERATING EXPENSES AND
TAXES
      Fuel and purchased power 291        284         580        535
      Gas purchased for resale  60         88         170        210
      Other operating          169        172         335        334
      Maintenance               45         51          86         89
      Depreciation and
        amortization            89         77         176        157
      Taxes, other than
        Federal income          51         43         100         89
      Federal income taxes      46         35          61         49
                               751        750       1,508      1,463
OPERATING INCOME               157        144         250        241

OTHER INCOME AND
DEDUCTIONS
  Mirror CWIP liability
    amortization                17         19          34         38
  Other                          4          1          10         (1)
                                21         20          44         37
INCOME BEFORE INTEREST CHARGES 178        164         294        278

INTEREST CHARGES
  Interest on long-term debt    55         54         108        112
  Interest on short-term debt   16         14          31         24
    and other                   16         14          31         24
                                71         68         139        136
INCOME BEFORE CUMULATIVE EFFECT
OF CHANGES IN  ACCOUNTING
PRINCIPLES                     107         96         155        142

  Cumulative effect of changes
    in accounting principles     -          -           -         46
NET INCOME                     107         96         155        188
  Preferred stock dividends      4          5           9         10
NET INCOME FOR COMMON STOCK $  103    $    91    $    146   $    178

AVERAGE COMMON SHARES
  OUTSTANDING                189.0      188.4       188.8      188.4
EARNINGS PER SHARE OF
  COMMON STOCK BEFORE
  CUMULATIVE EFFECT OF
  CHANGES IN ACCOUNTING
  PRINCIPLES               $  0.55   $   0.48    $   0.78   $   0.71
CUMULATIVE EFFECT OF
  CHANGES IN ACCOUNTING
  PRINCIPLES                     -          -           -       0.24
EARNINGS PER SHARE OF
  COMMON STOCK             $  0.55   $   0.48    $   0.78   $   0.95
DIVIDENDS PAID PER SHARE
  OF COMMON STOCK          $  0.425  $  0.405    $   0.85   $   0.81

The accompanying notes to consolidated financial statements are an integral part of these statements.

   CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY COMPANIES

                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                                                June 30,     December 31,
                                                  1994          1993
                                                      (Millions)
ASSETS

PLANT
  Electric Utility
    Production                                  $   5,787    $     5,775
    Transmission                                    1,274          1,228
    Distribution                                    2,433          2,362
    General                                           733            709
    Construction work in progress                     406            371
    Nuclear fuel                                      160            160
  Gas                                                 784            752
                                                   11,577         11,357
  Less - Accumulated depreciation                   3,704          3,550
                                                    7,873          7,807
CURRENT ASSETS
  Cash and temporary cash investments                  22             62
  Special deposits                                      1              2
  Accounts receivable                                 900            813
  Materials and supplies, at average cost             150            149
  Fuel inventory, substantially at average cost        91            102
  Gas inventory/products for resale,
    substantially at LIFO                              14             28
  Unrecovered fuel cost                                88             70
  Prepayments and other                                66             53
                                                    1,332          1,279
DEFERRED CHARGES AND OTHER ASSETS
  Deferred plant costs                                517            518
  Mirror CWIP asset                                   327            332
  Other non-utility investments                       277            253
  Income tax related regulatory assets                198            182
  Other                                               295            252
                                                    1,614          1,537

                                                $  10,819    $    10,623



 The accompanying notes to consolidated financial statements are an integral part of these statements.

   CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY COMPANIES

                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                                                    June 30,  December 31,
                                                      1994       1993
                                                         (Millions)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION
  Common stock, $3.50 par value, authorized
    350,000,000 shares in 1994 and 1993;
    issued and outstanding 189,359,000
    shares in 1994 and 188,394,000 shares
    in 1993                                      $     663    $    659
  Paid-in capital                                      539         518
  Retained earnings                                  1,738       1,753
    Total Common Stock Equity                        2,940       2,930
  Preferred stock
    Not subject to mandatory redemption                292         292
    Subject to mandatory redemption                     36          58
  Long-term debt                                     2,889       2,749
       Total Capitalization                          6,157       6,029

CURRENT LIABILITIES
  Long-term debt/preferred stock due within
    twelve months                                       33          26
  Short-term debt                                      759         769
  Short-term debt - CSW Credit, Inc.                   776         641
  Accounts payable                                     265         306
  Accrued taxes                                        102          98
  Accrued interest                                      55          55
  Accrued restructuring charges                         80          97
  Other                                                151         168
                                                     2,221       2,160
DEFERRED CREDITS
  Income taxes                                       1,991       1,935
  Investment tax credits                               328         335
  Mirror CWIP liability and other                      122         164
                                                     2,441       2,434

                                                 $  10,819   $  10,623




 The accompanying notes to consolidated financial statements are an integral part of these statements.

   CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY COMPANIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                   Six Months
                                                      Ended
                                                     June 30,
                                                 1994       1993

                                                           (as restated)
                                                    (Millions)
OPERATING ACTIVITIES
      Net income                               $   155    $   188
      Non-cash items included in net income
           Depreciation and amortization           195        171
           Deferred income taxes and investment
             tax credits                            38         53
           Cumulative effect of changes in
             accounting principles                   -        (46)
           Mirror CWIP liability amortization      (34)       (38)
      Changes in assets and liabilities
           Accounts receivable                     (32)       (26)
           Unrecovered fuel costs/fuel refunds
             due customers                         (16)       (27)
           Accrued restructuring charges           (17)         -
           Accounts payable                        (50)       (64)
           Accrued taxes                             4          6
           Other                                   (29)        35
                                                   214        252
INVESTING ACTIVITIES
       Capital expenditures and acquisitions      (268)      (239)
       Non-affiliated accounts receivable
         purchases                                (114)      (395)
       CSW Energy projects                          37        (69)
       Other                                        (7)        (5)
                                                  (352)      (708)
FINANCING ACTIVITIES
       Common stock sold                            25          -
       Proceeds from issuance of long-term debt    138        616
       Redemption of preferred stock                (4)        (7)
       Retirement of long-term debt                 (2)       (49)
       Reacquisition of long-term debt             (14)      (679)
       Change in short-term debt                   125        451
       Special deposits for reacquisition of
         long-term debt                              -        199
       Payment of dividends                       (170)      (162)
                                                    98        369

NET CHANGE IN CASH AND CASH EQUIVALENTS            (40)       (87)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    62        110
CASH AND CASH EQUIVALENTS AT END OF PERIOD     $    22    $    23

SUPPLEMENTARY INFORMATION
        Interest paid less amounts capitalized $   131    $   133

        Income taxes paid (refunded)           $    14    $    (6)


The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   PRINCIPLES OF PREPARATION

      The condensed consolidated financial statements included herein have been prepared by the Corporation, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Corporation believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

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

      Certain financial statement items for 1993 have been reclassified or restated to conform to the 1994 presentation. Pursuant to changes in accounting principles made in December 1993, but effective January 1, 1993, CSW has restated 1993 second quarter and year-to-date information to reflect the change in its method of accounting for unbilled revenues and restated 1993 year-to-date information for the adoption of SFAS No. 112, Employers' Accounting for Postemployment Benefits. The effect of restating net income for the quarter ended and six months ended June 30, 1993 is as follows:


                                                       Earnings
                         Operating  Operating  Net     per Share
                         Revenues    Income    Income  of Common
                                        (millioms)     Stock
Period Ending June 30
Quarter-Reported           $859       $121     $  73     $0.36
Adjustment                   35         23        23      0.12
Quarter- Restated          $894       $144      $ 96     $0.48

Six Months - Reported    $1,676       $223      $130     $0.64
Adjustment                   28         18        58      0.31
Six Months - Restated    $1,704       $241      $188     $0.95



Nuclear Decommissioning.

      In May 1994, CPL received a new study updating the cost estimates to decommission STP that indicated that CPL's share of such costs would increase from $85 million, as stated in 1986 dollars, to $251 million, as stated in 1994 dollars. The increase in costs occurred primarily as a result of extended on-site storage of high level nuclear waste and increased labor costs since the prior study. These costs are expected to be incurred during the period 2027 to 2062. While this is the best estimate available at this time, these costs may change between now and when the funds are actually expended because of changes in the assumptions used to derive the estimates, including the prices of the goods and services required to accomplish the decommissioning. Additional studies will be completed periodically to update this information.

      CPL currently is recovering annually through rates $4.2 million of decommissioning costs. With the cost increases discussed above the annual cost necessary to fund the external trusts to provide for the future expenditures would increase to $10.0 million. The annual cost estimates are based on an assumed escalation rate of 5.5%, and earnings on trust assets of 6.7%. CPL has filed a rate case as discussed in Note (2) of the Notes to Financial Statements, and the increases in costs are a part of the filing in that case. CPL is seeking to have the higher level of costs determined as reasonable and necessary expenses by the Texas Commission, and that recovery from customers and funding to the external trust be deferred until a subsequent proceeding when rates can be adjusted to recover the higher costs. CPL also is seeking that the deferred amounts be determined as recoverable over a reasonable future period.

2.   LITIGATION AND REGULATORY PROCEEDINGS

      See the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993 and the Quarterly Report on Form 10-
Q for the quarter ended March 31, 1994, for additional discussion of litigation and regulatory proceedings.

CPL

STP Outage

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

     During the outage, the necessary improvements were made by HLP to address the issues in the confirmatory action letter, as supplemented. On February 15, 1994, the NRC agreed that the confirmatory action letter issues had been resolved with respect to Unit 1, and that it supported HLP's recommendation that Unit 1 was ready to restart. Unit 1 restarted in late February 1994 and operated at low power for three days. The Project Manager then shut down Unit 1 due to a problem with a steam generator feedwater valve and a steam generator tube leak. The Project Manager has made the necessary repairs and restarted Unit 1, which reached the 100 percent output level in early April and has been operating substantially at or near that level since that time.

    Following the NRC's support of HLP's plans to restart Unit 2, the unit was restarted in late May, 1994. After Unit 2 reached the 100 percent output level in mid-June 1994, the unit was taken out of service June 25 when a faulty signal from a monitoring system indicated a problem with the unit's main transformer, which resulted in shutting the unit down from operation. After completion of necessary repairs, Unit 2 was returned to service June 29, 1994, and it has been operating substantially at the 100 percent output level since that time.

     The units' outage has not affected   CPL's  ability  to meet
customer  demands   because  of  existing   capacity   and  CPL's
ability  to  purchase  additional  energy  from  affiliates   and
nonaffiliates.

     The NRC placed STP on its "watch list" of plants with "weaknesses that warrant increased NRC attention" in June 1993. Plants on the watch list are subject to closer NRC oversight. On June 24, 1994, the NRC voted to keep STP on its watch list while observing that conditions at STP are slowly improving. The NRC noted that management has established better communications with workers, including faster correction of problems found by workers. A dual unit plant will remain on the watch list until both units have returned to service and have demonstrated a period of good performance. CPL's management believes that the first reasonable opportunity for STP to be removed from the watch list will be the NRC's plant review meeting in January 1995. The NRC has commenced an inspection at STP to provide input for a Systematic Assessment of Licensee Performance evaluation to be completed after September 1994. The inspection is expected to continue until mid-August 1994.

     See "Rate Cases" below for a discussion of increased fuel costs arising out of the STP outage and proceedings relating to the recovery of such costs.

    Management believes that the operating outage at STP will not have a material adverse effect on the Corporation's consolidated results of operations or its financial condition.

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

     In February and March 1994, and thereafter, most of the cities served by CPL passed resolutions ordering CPL to reduce rates by amounts ranging from $73 million to $137 million, if applied on a total company basis. The rate reductions are based on removal of a portion of STP costs from base rates. The orders only affect the rates of customers who take service within the cities' limits. CPL has appealed all of these actions to the Texas Commission, which has stayed their effectiveness.

     Similar challenges to CPL's rates were filed with the Texas Commission by the OPUC, the Texas Commission General Counsel, and affected customers. In its complaint, OPUC has alleged that CPL is over- earning by amounts ranging from $16 million to $214 million annually, if applied on a total company basis, based on a range of returns on common equity, removal of the investment in STP Unit 2 from rate base and certain other matters. The Texas Commission has exclusive original jurisdiction over the rates and services of CPL in the areas outside municipal limits of cities who retain original jurisdiction. The Customer Cases have been consolidated with the appealed cities' cases.

     On March 31, 1994, a scheduling and procedural settlement agreement relating to the above matters, was filed with the Texas Commission. The agreement was executed by CPL and each of the parties to the proceedings at that time. On April 1, 1994, a Texas Commission administrative law judge approved the agreement. Under the agreement CPL filed its rate case on July 1, 1994. Hearings are scheduled to start on October 31, 1994.

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

     CPL submitted a rate filing package on July 1, 1994 to the Texas Commission justifying its current base rate structure. In that filing, CPL indicated a need to increase its base rates but asked that CPL's rates remain at the same levels approved in 1990 and 1991. CPL maintained that its rates are reasonable and its earnings are within established regulatory guidelines. The rate filing package showed that CPL currently has a $111 million retail revenue deficiency and would be justified in seeking a base rate increase. However, CPL is seeking to maintain its current base rate structure as agreed in the settlement of its two last rate cases. The filing also noted that the litigation expenses associated with the rate hearings are expected to total $7 million and requested such costs to be deferred for recovery some time in the future.

     Three residential customers represented by the same counsel have recently requested the administrative law judge to order an interim rate reduction. One of the residential customers was a signatory to the March 31, 1994 agreement and motion which called for the cancellation of interim rate proceedings and a June 15, 1994 effective date for implementation of any ordered rate reduction. As noted above, CPL's July 1 filing supports a $111 million retail revenue deficiency and the administrative law judge approved the prior agreement which canceled interim rate proceedings. The administrative law judge has not ruled on this new motion.

     CPL contends that both units of STP belong in rate base. This contention is based on Units 1 and 2 providing electrical output at a 100 percent level beginning in April and June 1994, respectively. Additionally, the long-term benefits nuclear generation provides to customers further supports their inclusion in rate base. There are no Texas Commission precedents addressing the removal of a nuclear plant from rate base. CPL's base rates were set in 1990. Based on inclusion of both units of STP in rate base, CPL believes it is not collecting excessive revenues, even when considering market rates of return on common equity that are generally lower than they were in 1990 when base rates were last set.

     In April 1994, the General Counsel and Staff of the Texas Commission issued a Request for Proposal for an audit of the STP outage, and in July a consultant was selected to perform the audit. The purpose of the audit is to evaluate the prudence of the management activities at STP, including the actions of HLP and the STP management committee, of which CPL is a participant. Such review will include the time from original commercial operation of each unit until they were returned from the outage to full commercial operation. CPL and HLP will pay the costs of the audit but will have no control over the ultimate work product of the consultant.

     In June 1994, the General Counsel of the Texas Commission initiated an inquiry into the operation and management of STP. The purpose of the proceeding is to develop a record and make findings on STP operation and management issues to be used in base rate and fuel reconciliation proceedings for HLP and CPL.
Under a schedule agreed to by CPL, CPL will provide its STP-related prudence testimony on October 1, 1994. Staff testimony, including the report of the Texas Commission's consultant, is scheduled for early February 1995, with hearings tentatively set to begin on March 15, 1995.

    All of the parties to CPL's base rate proceedings, except for the three residential customers previously mentioned, have filed a motion with the administrative law judge requesting the STP prudence issues to be addressed in the inquiry docket initiated by general counsel and to be applied in subsequent proceedings and not in CPL's current base rate proceeding. If the motion is granted, the current base rate case could proceed to a final Texas Commission determination near the end of the first quarter of 1995. If the motion is denied and prudence issues are tried in the existing base rate case instead of the next base rate proceeding, a Texas Commission decision in the pending base rate case is not likely until late in 1995. The primary issue affected by this decision is whether the present or a future base rate proceeding will determine if there should be any adjustment to CPL's allowed rate of return for the circumstances associated with the STP outage.

     Management cannot predict the ultimate outcome of these rate proceedings, although management believes that their ultimate resolution will not have a material adverse effect on the Corporation's consolidated results of operations or financial condition. However, if the CPL ultimately is unsuccessful in maintaining rates at their current level, the Corporation could experience a material adverse effect on its consolidated results of operations and financial condition.

Fuel Costs and Reconciliation

     During the STP outage, CPL's fuel and purchased power costs were increased as the power normally generated by STP was replaced through sources with higher costs. It is unclear how the Texas Commission will address the reasonableness of higher costs associated with the outage. At January 31, 1993, before the start of the STP outage, CPL had an over-recovered fuel balance of $5.2 million, exclusive of interest. At June 30, 1994, CPL's under-recovered fuel balance was $77.9 million, exclusive of interest. This under-recovery of fuel costs, while due primarily to the STP outage, was also affected by changes in fuel prices and timing differences. CPL cannot accurately estimate the amount of any future under- or over- recoveries due to the unpredictable nature of the above factors. Although there is the potential for disallowance of fuel-related costs, such determination cannot be made until fuel costs are reconciled with the Texas Commission. If a significant portion of fuel costs were disallowed by the Texas Commission, the Corporation could experience a material adverse effect on its consolidated results of operations in the year of disallowance. However, any disallowance would not be expected to materially affect the Corporation's financial condition. CPL is required to file a reconciliation of its fuel costs by November 15, 1994, in accordance with a Texas Commission order.

Deferred Accounting

      On June 22, 1994, the Supreme Court of Texas issued a decision in CPL's deferred accounting case. In a 5-4 vote, the Supreme Court of Texas sustained deferred accounting as an appropriate mechanism for the Texas Commission to use in preserving the financial integrity of utilities. The Supreme Court of Texas held that the Texas Commission can authorize utilities to defer those costs that are incurred between the in-service date of a plant and the effectiveness of new rates, which includes such costs.

      The Supreme Court of Texas upheld the portion of the 1992 Court of Appeals decision that permitted CPL to include in rate base deferred post-in-service operations and maintenance costs from Unit 1 of STP. The Supreme Court of Texas also reversed the portion of the Court of Appeals decision providing that deferred post-in-service carrying costs could not be included in rate base. In addition, the Supreme Court of Texas remanded the case to the Court of Appeals for consideration of specific unresolved arguments. In July 1994, the State of Texas filed a motion for rehearing of CPL's deferred accounting matter and CPL filed its response to that motion, both of which are pending. CPL's total pre-tax STP deferrals for the periods affected were approximately $492 million, of which $270 million are carrying costs.

      While management cannot predict the ultimate outcome of CPL's deferred accounting proceedings, management believes that CPL will successfully sustain approval of its deferred accounting orders or will be successful in renegotiation of its rate settlement, so there will be no material adverse effect on the Corporation's consolidated results of operations or financial condition.

PSO

      In  March  1993,  the Oklahoma Commission issued  an  order allowing PSO an interim increase in retail prices of $10.1 million on an annual basis, subject to refund. In December 1993, the Oklahoma Commission issued an order allowing PSO a permanent increase in retail prices of $14.4 million on an annual basis which became effective with the billing month of February 1994.

      An order issued by the Oklahoma Commission in 1991 required that the level of gas transportation and agency fees permitted for recovery through the fuel adjustment clause be reviewed in the aforementioned price proceeding. This portion of the price review was bifurcated and is expected to be heard in mid-1995. In March 1994, PSO filed testimony requesting that gas transportation and agency fees up to $35 million annually be included in the fuel adjustment clause. Until a new level is established, PSO is permitted to include all gas transportation and agency fees in the fuel adjustment clause up to $30.6 million on an annual basis.

SWEPCO

     On March 17, 1994, SWEPCO filed a petition with the Texas Commission to reconcile fuel costs for the period November 1989 through December 1993. Total Texas jurisdictional fuel expenses subject to reconciliation for this period is approximately $559 million. SWEPCO's net under-recovery for the reconciliation period is approximately $0.9 million.

      This under-recovered balance includes $0.5 million of reconciled, but unrecovered fuel and interest carried forward from SWEPCO's last fuel reconciliation, $4.1 million of currently over-recovered fuel, $1.2 million of interest due SWEPCO on prior under-recovered fuel balances, and a $3.3 million recovery of litigation and settlement negotiation costs associated with SWEPCO's renegotiation of a coal supply agreement.

      Intervenor status has been granted to TIEC and to the OPUC. TIEC's consultant filed testimony on August 3, 1994 seeking reclassification of $22.2 million of Texas jurisdictional expense, premised on the argument that these costs are more appropriately recovered as components of base rates, rather than as fuel expense. OPUC did not file testimony.

      Testimony was filed by the Staff on August 10,  1994.   The
Staff identified four issues in testimony and recommended a Texas jurisdictional disallowance of approximately $1.2 million.

      Discovery is continuing and a hearing on the case is scheduled to begin August 22, 1994. SWEPCO believes that the positions taken by TIEC and the Staff are without merit. While management cannot predict the outcome of these proceedings, management believes that the resolution of these proceedings will not have a material adverse effect on the Corporation's financial position or consolidated results of operations.

WTU

Deferred Accounting

      WTU received authorization from the Texas Commission in September 1987 to defer O&M costs and carrying costs associated with the Oklaunion power plant that were incurred between the plant's December 1986 commercial operation date and December 1987, when retail rates including Oklaunion in WTU's rate base became effective. WTU recorded approximately $32 million of Oklaunion deferred post-in-service costs, including $25 million of carrying costs. These deferred costs are being recovered and amortized over the life of the Oklaunion plant.

      In November 1987, the OPUC filed an appeal in the District Court, in which the District Court upheld the Texas Commission's final order authorizing WTU to defer the post-in-service costs associated with Oklaunion. Upon appeal of the decision, the Court of Appeals in September 1990 upheld the District Court's affirmance of the Texas Commission's final order. On further appeal, the Supreme Court of Texas in September 1993 heard WTU's case and three other cases involving deferred accounting.

      On June 22, 1994, the Supreme Court of Texas issued a decision in each of the deferred accounting cases pending before it, including WTU's case. In a case involving deferred accounting for CPL and HLP, the Supreme Court of Texas sustained deferred accounting as an appropriate mechanism for the Texas Commission to use in preserving the financial integrity of utilities. The Supreme Court of Texas held that the Texas Commission can authorize utilities to defer post-in-service costs and include those costs in rate base, and also invalidated any distinction for this purpose between deferred O&M costs and carrying costs.

      The court, however, reversed the 1990 decision of the Court of Appeals upholding the Texas Commission's order permitting WTU to defer post-in-service costs associated with the Oklaunion power plant. The Supreme Court of Texas based its reversal on the lack of a formal Texas Commission finding under the appropriate legal standard. It remanded the matter to the Texas Commission for further proceedings consistent with its judgment and instructed the Texas Commission on remand to review WTU's deferral under a financial integrity standard rather than the measurable harm to financial condition standard the Texas Commission initially used. On July 22, 1994, the court's decision in WTU's case became final when the period for filing motions for rehearing expired without any motions having been filed.

     Concurrently with the deferred accounting case, WTU has been litigating a related rate proceeding. In November 1987, the Texas Commission issued a final order in WTU's retail rate case providing for an annual increase in WTU's nonfuel related retail revenues of $34.9 million. Rates reflecting the Rate Order were implemented in December 1987. The Rate Order was appealed, in turn, to the District Court and Third Court of Appeals.

      In  March 1993, upon remand of the initial appeals  of  the
Rate Order, the District Court affirmed the Rate Order in all material respects with the single exception of the inclusion of deferred Oklaunion carrying costs in rate base. The District Court's ruling relied on a 1992 decision of the Court of Appeals in the deferred accounting case of El Paso, in which the Court of Appeals held that deferred post-in-service carrying costs could not be included in rate base. In April 1993, WTU and other parties filed appeals of the District Court's decision in WTU's rate proceeding. The Court of Appeals heard oral argument in the appeals in December 1993, and its decision is pending.

       Management believes that upon remand, WTU's deferred accounting will be ultimately sustained by the Texas Commission on the basis that the evidentiary record in the deferred accounting proceeding supports the authorization of deferred accounting under the financial integrity standard set forth by the Supreme Court of Texas. However, no assurance can be given as to the outcome of the remanded proceeding before the Texas Commission.

     Management also believes that in the pending appeal of WTU's rate case, the Court of Appeals will be bound by the Supreme Court of Texas' ruling on the legal question of the Texas Commission's authority to authorize deferred accounting and to include deferred costs (including carrying costs) in rate base. Appellants in that appeal have, however, asserted other challenges to the Rate Order, and, while the Corporation believes these challenges are without merit, no assurance can be given as to the outcome of the appeal with respect to those matters.

      While management cannot predict the final outcome of WTU's deferred accounting and related rate proceedings, management believes that the resolution of these proceedings will not have a material adverse effect on the Corporation's financial condition or continuing consolidated results of operations. If WTU ultimately is unable to defer post-in-service costs from Oklaunion, or to recover such deferred costs through rates, the Corporation could experience a material adverse impact on its consolidated results of operations, but not on its financial condition.

Fuel Reconciliation

      On June 30, 1994, WTU filed a petition with the Texas Commission requesting fuel reconciliation and an accounting deferral order. WTU is seeking to reconcile historic fuel and purchased power costs of $271.4 million incurred since WTU's last fuel reconciliation, including certain other named associated fuel expenses. WTU is also seeking an accounting deferral order pursuant to the PURA in order to recover, at a future date, certain expenses associated with litigation and negotiation efforts to reduce fuel costs to its customers.

       In its petition, WTU has indicated that for the reconciliation period of January 1, 1991 through February 28, 1994, it has under-recovered its fuel and purchased power costs by $3.9 million including interest thereon. WTU is not requesting a surcharge of this under-recovery balance at this time nor a change to its current fuel factors now in effect.
This filing addresses only the historic fuel portion of the retail rates charged by WTU for electricity and has no impact on non-fuel base rates presently in effect. The outcome of this petition is not expected to have a material adverse effect on the Corporation's financial condition or consolidated results of operations.

Rate Proceedings

      Over the past several months WTU and others have been in discussion about WTU's current rate levels. In addition to the right of the Texas Commission to review utility rates, cities in WTU's service territory may also review and analyze WTU's electric utility rates and seek adjustments under a formal proceeding. After reviewing current and projected financial results and after discussions with the Texas Commission and others, on August 10, 1994, WTU announced it will file a petition with the Texas Commission to start a process to review its revenues, rule on proposed rate changes and implement lower interim charges to customers. The petition, to be filed in late August, will request that a review of WTU's revenues be conducted by the Texas Commission to determine if WTU's revenues should be adjusted. WTU will propose the effective date of any revenue adjustment and new rates to be October 1, 1994. WTU will request that until a final Texas Commission order is implemented, charges to customers be reduced 3.25%, or approximately $5.7 million in base revenue, also effective October 1, 1994.

Management cannot predict the ultimate outcome of these rate proceedings. However, management believes that the ultimate resolution of this matter will not have a material adverse effect on the Corporation's consolidated results of operations or financial condition.

3.   DIVIDENDS

     The subsidiary companies' mortgage indentures, as amended and supplemented, contain certain restrictions on the use of their retained earnings for cash dividends on their common stocks. These restrictions do not limit the ability of the Corporation to pay dividends to its shareholders. At June 30, 1994, $1,249 million of the subsidiary companies' retained earnings were available for payment of cash dividends to the Corporation.


4.   EARNINGS AND DIVIDENDS PER SHARE OF COMMON STOCK

     Earnings per share of common stock are computed by dividing net income for common stock by the average number of common shares outstanding for the respective periods. Dividends per common share reflect per share amounts paid during the periods.


5.   COMMITMENTS AND CONTINGENT LIABILITIES

SWEPCO

     In connection with the lignite mining contract for its Henry
W. Pirkey Power Plant, SWEPCO has agreed, under certain conditions, to assume the obligations of the mining contractor. As of June 30, 1994, the maximum SWEPCO would have to assume is $76.8 million. The maximum amount may vary as the mining contractor's need for funds fluctuates. The contractor's actual obligation outstanding as of June 30, 1994 is approximately $65.7 million.

CSWE

      Through a wholly owned subsidiary, CSWE is providing construction services to the Mulberry cogeneration facility. The contract provides, among other things, that the maximum potential liability for performance and completion guarantees is limited to the fixed price of the contract, which is approximately $83 million. CSWE's liability under these guarantees will gradually decrease to zero over the next two years with performance or completion under applicable contractual standards. CSWE has provided additional guarantees related to the Mulberry project totaling approximately $30 million. The project is expected to achieve commercial operation in the third quarter of 1994, which will add 120 megawatts of on-line capacity of which CSWE owns a 50% interest.

      CSWE  has  entered into a purchase agreement  on  the  Fort
Lupton project to provide $41 million to the project upon the occurrence of certain events. In addition, CSWE has committed to provide up to $127 million in construction and term financing to the project. Of this amount, CSWE has provided approximately $101 million at June 30, 1994. Phase I of the Fort Lupton project, representing 122 megawatts, achieved commercial operation in June 1994. Phase II of the project commenced operations in early July 1994 bringing total on-line capacity of the project to 272 megawatts of which CSWE owns a 50% interest. CSWE expects to syndicate the entire construction loan to third party lenders in late 1994.

      CSWE has committed to provide up to $75 million of construction financing to the Orange cogeneration project in which CSWE owns a 50% interest. Of this total, CSWE has provided $33 million at June 30, 1994. CSWE expects to obtain third party permanent financing for this project in early 1995.

      In  addition, CSWE has posted security deposits  and  other
security  instruments  of  approximately  $19  million   on   ten
additional   projects   in   various   stages   of   development,
construction and operations.

6.   FINANCING

CPL

      On May 18, 1994, CPL issued $100 million of 7-1/2% First Mortgage Bonds, Series JJ, due May 1, 1999 and used the net proceeds to repay a portion of CPL's short-term borrowings, to provide working capital and for other general corporate purposes. Additionally, CPL has $260 million remaining for the issuance of first mortgage bonds under a shelf registration statement field with the SEC in 1993. CPL may offer additional first mortgage
bonds  subject  to  market  condition  and  other  factors.   The
proceeds of any such offerings will be used principally to redeem all or a portion of one or more series of CPL's outstanding first mortgage bonds in order to lower CPL's embedded cost of long-term debt. In July and August, 1994, CPL reacquired $0.6 million of 9-3/8% First Mortgage Bonds, Series Z, due December 1, 2019, with internal funds.

      On  August  1, 1994, CPL redeemed the remaining outstanding
$22.4 million of its 10.05% series preferred stock at the price of $104.76 a share. The related premiums and redemption costs are treated as a reduction of retained earnings.

WTU

      In July 1994, WTU redeemed the remaining 47,000 shares of its 7.25% Series, $100 par value, preferred stock, for $4.7 million, in accordance with mandatory and optional sinking fund provisions. The capital required for this transaction was provided by internally generated funds and short-term borrowings.

7.  ACCOUNTING CHANGES

      Effective January 1, 1993 the Corporation adopted SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, SFAS No. 112, Employers' Accounting for Postemployment Benefits and SFAS No. 109, Accounting for Income Taxes. In addition, the electric operating companies also changed their method of accounting for unbilled revenues.

Item  2.   Management's  Discussion  and  Analysis  of  Financial
           Condition and Results of Operations

     Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Corporation's 1993 Annual Report on Form 10-K and the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994. Reference is also made to the unaudited Consolidated Financial Statements and related Notes to Consolidated Financial Statements included herein. The information included therein should be read in conjunction with, and is essential in understanding, the following discussion and analysis.

CAPITAL REQUIREMENTS

      Construction expenditures of the CSW System for the first six months of 1994 were $268 million. These construction expenditures were primarily for improvements to existing production, transmission and distribution facilities, including CPL's 345 kilovolt transmission line between its Lon C. Hill and Coleto Creek power stations, as well as an extension by Transok of existing gas transportation lines. The improvements are required to meet the needs of new customers and to satisfy the changing requirements of existing customers. The extension by Transok of its gas transportation system forms an interconnection between the eastern and western portions of its transmission system.

FINANCING AND CAPITAL RESOURCES

      The CSW System anticipates that the majority of all funds required for construction for the remainder of the year will be provided from internal sources. As additional funds are needed, the financial condition of the CSW System companies should allow any required funds to be obtained from the capital markets at reasonable rates. The CSW System utilizes short-term debt to meet fluctuations in working capital requirements due to the seasonal nature of electric sales. The primary source of short-term debt is the issuance of the Corporation's commercial paper. The Corporation, in order to strengthen its capital structure and support growth from time to time, may decide to issue additional shares of its common stock. At June 30, 1994, consolidated capitalization ratios were 47% common equity, 6% preferred stock and 47% long-term debt.

PROPOSED EL PASO MERGER

      The Corporation and El Paso have entered into a Merger Agreement pursuant to which El Paso would merge with a subsidiary of the Corporation and emerge from bankruptcy protection as a wholly owned subsidiary of the Corporation. All classes of El Paso's creditors and shareholders have approved the Modified Plan, which sets forth the consideration to be paid in connection with the Merger. The total value of the Corporation's offer to acquire El Paso is approximately $2.2 billion. The aggregate number of shares of the CSW Common to be issued pursuant to the Modified Plan cannot be determined at this time due to certain contingencies, including the future price of CSW Common, future dividend rates on CSW Common and the timing of the Effective Date of the Modified Plan. While the total number of shares of CSW Common ultimately to be issued cannot be determined, the value of the shares issued is expected to be approximately $770 million based on an anticipated Effective Date in the first half of 1995. Depending on the number of shares issued and the outcome of other matters discussed below, existing holders of CSW Common may experience short-term dilution in earnings. Because the number of shares of CSW Common to be issued pursuant to the Modified Plan and the interest rates at which debt securities are to be issued in connection with the Merger are to be set on or about the Effective Date, changes in the price of CSW Common and the level of interest rates will affect the economics of the proposed acquisition to the Corporation. The price per share of CSW Common has declined by approximately 30% since May 8, 1993. The Corporation continues to monitor the advisability of seeking authority to enter into hedging transactions, which would require SEC approval.

      Completion of the Merger is subject to various conditions, including receipt of necessary regulatory approvals. The Corporation and El Paso have made application for such regulatory approvals, but no assurance can be given as to when, on what terms or whether the required approvals will be granted. The success of the Merger is also dependent upon certain assumptions. The financial assumptions underlying the Modified Plan assume, among other things, that El Paso will be allowed to increase its rates to Texas retail customers and be permitted to account for certain costs and tax matters in a manner that will be favorable to the Corporation. The Corporation continues to monitor other contingencies which could impact the success of the Merger including the potential loss of significant portions of El Paso's service area (including Las Cruces, New Mexico, which has threatened to terminate El Paso's electric service within the city, and two military installations, Holloman Air Force Base and White Sands Missile Range), financial risk arising out of changes in interest rates and the price of CSW Common, regulatory risks principally related to approval of the Merger and El Paso's request for a rate increase in Texas as well as the effects of any conditions imposed by Federal or state regulatory agencies on the approval of the Merger, and operating risks associated with the ownership of an interest in the Palo Verde nuclear facility.

      For additional information concerning the Corporation's proposed acquisition of El Paso, see "ITEM 1. BUSINESS - Proposed Acquisition of El Paso Electric Company" and "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Proposed El Paso Merger" in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993, and "ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Proposed El Paso Electric Company (El Paso) Merger" and "ITEM 5. OTHER INFORMATION - Proposed El Paso Merger" in the Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994.

RESTRUCTURING

      As previously reported, the Corporation has undertaken a restructuring and early retirement program designed to consolidate and restructure its operations in order to meet the challenges of the changing electric utility industry and to compete effectively in the years ahead. The underlying goal of restructuring is to enable the electric operating companies to focus on and be accountable for serving the customer. Initial costs for restructuring are expected to be approximately $97 million and were expensed in 1993. The Corporation does not expect any material additional restructuring costs in 1994. Approximately $69 million of the restructuring costs will be paid from general corporate funds. The remaining $28 million represents the present value of enhanced benefit amounts to be paid from the benefit plan trusts to participants over future years in accordance with the early retirement program. These costs will be funded from general corporate funds to the benefit plan trusts over future years. The restructuring is expected to be substantially completed in 1994. Certain aspects of the restructuring may be subject to SEC approval.

     The Corporation expects to realize a number of benefits from the restructuring. Beginning in 1994 and continuing into the future, increased efficiencies and synergies are expected to be realized with the elimination of previously duplicated functions. This leads to enhanced communication and efficiency, which should translate into a reduction in the rate of growth in O&M costs. All restructuring costs are expected to be recovered within 18-24 months after implementation of the restructuring changes.

      A number of assumptions and judgments are built into these expected benefits. These assumptions may become inaccurate as a result of other costs and circumstances which are beyond the Corporation's control. If projections of future O&M costs are too low, the restructuring should mitigate any future increases in cost of service but may not result in any net O&M reduction overall. It is also assumed that staffing will be adequate at the new levels. The reductions in staff will increase the need for automation, with resulting increases in capital and maintenance costs. The Corporation is continuing to re-engineer its business practices.

RESULTS OF OPERATIONS

QUARTER  ENDED JUNE 30, 1994 COMPARED TO QUARTER ENDED  JUNE  30,
1993

      Net Income for Common Stock. Net income for common stock increased 13% during the second quarter of 1994 to $103 million from $91 million in the same quarter of 1993. This increase is due primarily to increases in KWH sales in the second quarter of 1994 when compared to the second quarter of 1993.

       Operating Revenues. Operating revenues increased $14 million or 2% in the second quarter of 1994 compared to the same period of 1993. The increase is due primarily to increased KWH sales at the electric operating companies. Increased KWH sales are primarily attributable to the more favorable weather experienced in the second quarter of 1994 when compared to the second quarter of 1993 and also customer growth experienced in the service territories. Total KWH sales increased 9.3% in total with residential KWH sales increasing 10.6%.

       Fuel  and  Purchased  Power.   Fuel  and  purchased  power
increased  $7  million  or  2% for the  second  quarter  of  1994 compared to the same period of 1993. This is due primarily to increased KWH sales requiring increased generation.

     Gas Purchased for Resale.  Gas purchased for resale declined
$28 million or 32% for the second quarter of 1994 compared to the same period of 1993. This decline is due to a decrease in sales volumes to non-affiliates and lower gas prices.

      Maintenance.  Maintenance decreased $6 million or  12%  for the  second quarter of 1994 compared to the same period  of  1993 due to lower maintenance activities, including power plant maintenance and tree trimming.

        Depreciation   and   amortization.    Depreciation    and
amortization increased $12 million or 16% due to increased depreciable property and amortization of an investment by a subsidiary.

      Taxes  other than Federal Income.  Taxes other than Federal
Income increase $8 million or 19% due to increased ad valorem taxes.

SIX MONTHS ENDED JUNE 30, 1994 COMPARED TO SIX MONTHS  ENDED JUNE
30, 1993

      Net Income for Common Stock. Net income for common stock decreased 18% during the first six months of 1994 to $146 million from $178 million for the same period in 1993. Earnings per share decreased to $0.78 in 1994 as compared to $0.95 for 1993. The primary reason for the decrease was the impact of the cumulative effect of changes in accounting principles realized in the first quarter of 1993 which had a $46 million, $0.24 per share, impact on earnings.

     Net income before cumulative effect of changes in accounting principles increased 9% for the first six months of 1994 to $155 million from $142 million for the same period in 1993. This increase is primarily due to increases in KWH sales over 1993 levels. KWH sales increased 7.3% in 1994 over 1993 levels, with residential increasing, 6.7%.

       Operating Revenues. Operating revenues increased $54 million or 3% for the first six months of 1994 compared to the same period of 1993. This increase in due to increased fuel revenues and KWH sales at the electric operating companies. Increased KWH sales are attributable to more favorable weather and customer growth in the service territories.

       Fuel  and  Purchased  Power.   Fuel  and  purchased  power
increased  $45  million or 8% for the first six  months  of  1994 compared to the same period of 1993. This is due to use of greater quantities of fuel to meet higher generation.

       Gas  Purchased  for  Resale.   Gas  purchased  for  resale
decreased  $40  million or 19% for the first six months  of  1994 compared to the same period of 1993. This is due to a decrease in sales volumes to non-affiliates and lower gas prices.

        Depreciation and Amortization. Depreciation and amortization increased $19 million or 12% for the first six months of 1994 compared to the same period of 1993. This is due to increased fixed assets and amortization of a subsidiary's investments.

      Taxes other than Federal Income. Taxes other than Federal Income increased $11 million or 12% for the first six months of 1994 compared to the same period of 1993. This is due primarily to higher ad valorem taxes at the electric operating companies related to public school funding in Texas.

      Other  Income.  Other income increased $11  million.   This
increase is primarily due to a reclassification of amortization of a subsidiary's investment from other income to amortization.

      Cumulative Effect of Changes in Accounting Principles. The Corporation implemented a number of accounting changes in the first quarter of 1993. These included SFAS No. 109, Accounting for Income Taxes and SFAS No. 112, Employers' Accounting for Postemployment Benefits. The electric operating companies also changed their method of accounting for unbilled revenues. These accounting changes had a cumulative effect of increasing net income by $46 million, $0.24 per share.

PART II - OTHER INFORMATION

     For background and earlier developments relating to Part II information reference is made to the Corporation's 1993 Annual
Report on Form 10-K.


Item 1.  Legal Proceedings.

CSW and CSWE

Cimmaron Chemical, Inc.

      The Corporation and its wholly owned subsidiary, CSWE, have been named co-defendants in a lawsuit filed by Cimmaron in the 125th District Court of Houston, Harris County, Texas. Cimmaron alleges that the Corporation and CSWE breached commitments to participate with Cimmaron in the failed BioTech Cogeneration Project located in Colorado. Cimmaron claims breach of contract, fraud and negligent misrepresentation with alleged damages totaling $250 million. The Corporation and CSWE have answered the suit and are in the beginning stages of pre-trial discovery. Management cannot predict the outcome of this litigation, but believes that the Corporation and CSWE have defenses to these complaints and are pursuing them vigorously.

PSO

Gas Supplier Claims

      PSO has been named defendant in complaints filed in Federal and state courts of Oklahoma and Texas in 1984 through March 1994 by gas suppliers alleging claims arising out of certain gas purchase contracts. Cases currently pending seek approximately $41 million in actual damages, together with claims for punitive damage which, in compliance with pleading code requirements, are alleged to be in excess of $10,000. The plaintiffs seek relief through the filing dates as well as attorney fees. As a result of settlements among the parties, certain plaintiffs dismissed their claims with prejudice to further action. The settlements did not have a significant effect on the Corporation's consolidated results of operations. The remaining suits are in the preliminary stages. Management cannot predict the outcome of these proceedings. However, management believes that PSO has defenses to these complaints and intends to pursue them vigorously. Management also believes that the ultimate resolution of the remaining complaints will not have a material adverse effect on the Corporation's consolidated results of operations or financial condition.

Coal Transportation Contract

      In June 1992, PSO filed suit in Federal District Court in Tulsa, Oklahoma against a rail carrier seeking declaratory relief under a long-term contract for the transportation of coal. In July 1992, the defendant carrier asserted counterclaims against PSO alleging that PSO breached the contract. The counterclaims sought damages in an unspecified amount. In December 1993, PSO amended its suit against the defendant carrier seeking damages and declaratory relief under Federal and state anti-trust laws. PSO and the defendant carrier filed motions for summary judgment on certain dispositive issues in the litigation. In March 1994, the court issued an order granting PSO's motions for summary judgment and denying the defendant's motion. It was not necessary for the court to decide the Federal and state anti-trust claims raised by PSO. Judgment was rendered in favor of PSO by the United States District Court in May 1994. In June 1994, the defendant rail carrier appealed this judgment to the United States Court of Appeals for the Tenth Circuit. This appeal is now pending.

      In a related arbitration, in May 1994 an arbitration panel made an award favorable to PSO concerning basic transportation rates under the involved coal transportation contract, and concerning the contract mechanism for adjustment of future transportation rates. These arbitrated issues were not involved in the related lawsuit. The defendant rail carrier has filed an action to vacate the arbitration award in the District Court for Dallas County, Texas. PSO removed this action to the United States District Court for the Northern District of Texas, and has filed a motion to either dismiss this action or have it transferred to the United States District Court for the Northern District of Oklahoma. The defendant rail carrier has moved to remand the action to state court. Separately, PSO has filed an action to confirm the arbitration award in the United States District Court for the Northern District of Oklahoma, and the defendant rail carrier has filed a motion to dismiss this confirmation action.

SWEPCO

    SWEPCO has received notification from the MDEQ that it may be responsible along with at least two or three other large companies, for a suspected manufactured gas plant site in Biloxi. SWEPCO has insufficient information at this time to determine the extent, if any, to which contamination is present or has impacted soil, groundwater or other conditions at the site. SWEPCO intends to cooperate with the MDEQ and other identified parties in investigating the Biloxi site.

      The CSW System is party to various other legal claims and proceedings arising in the normal course of business. Management does not expect disposition of these matters to have a material adverse effect on the Corporation's consolidated results of operations or financial condition.

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


Item 5.  Other Information.

Proposed El Paso Merger

      As previously announced the Corporation has entered into a Merger Agreement pursuant to which El Paso would emerge from bankruptcy as a wholly owned subsidiary of the Corporation. Various regulatory approvals and other conditions must be obtained or met on terms satisfactory to the Corporation before it will consummate the Merger. Background information on the proposed El Paso merger is contained in the Corporation's Annual Report filed on Form 10-K dated December 31, 1993. Subsequent developments are set forth below:

Texas Commission Application

      As previously reported, on January 10, 1994, El Paso filed for a cash base rate increase of approximately $41.4 million with the Texas Commission, and the Corporation proposed a settlement of the rate proceeding thus commenced that would limit such base rate increase to $25 million. On June 23, 1994, the El Paso City Council voted to deny El Paso's requested rate increase following a recommendation from the City's Public Utility Regulatory Board that electric rates for residents in the city of El Paso be reduced by $15.7 million.

      On June 24, 1994, the Staff of the Texas Commission announced that it had filed testimony in the case before the Texas Commission recommending an increase in base rates of $17.1 million. On June 24, the Staff also announced it was taking the position that the proposed Merger is not in the public interest because of the possible cost increases to the Corporation's subsidiaries, which the Staff attributed to increased financial risk associated with the proposed acquisition of El Paso. The Staff also took the position that the proposed purchase price is too high by $300-$500 million and that it disagreed with the estimates of the Merger-related savings presented by the Corporation and El Paso in the case. El Paso's rate case was appealed to and is proceeding before the Texas Commission, with hearings before a hearing examiner having begun July 20, 1994. The hearing is expected to last from 3 to 5 months, with a final decision from the Texas Commission expected during the first half of 1995. At this time it is not possible to predict either the level of rates the Texas Commission will order or whether the Texas Commission will find the proposed Merger to be in the public interest.

      Effective July 16, 1994, El Paso implemented under bond, a cash base rate increase of approximately $25 million annually, subject to refund depending on the outcome of the rate case, for its Texas jurisdictional customers. The increase in rates is authorized by applicable statute and regulation and was approved by the Texas Commission. Because of the current uncertainty as to the final outcome of the proceeding, El Paso has stated that it anticipates it will defer the recognition of the revenues resulting from the increased rates.

      In late June 1994, intervenors and the Staff of the Texas Commission filed testimony in the Texas regulatory proceedings relating to the Merger. The Corporation and El Paso later filed motions to strike the portions of such testimony relating to certain important issues they believe have already been conclusively decided by the Bankruptcy Court as part of its confirmation order, including issues of fairness of certain aspects of the Merger and the appropriateness of El Paso's reaquisition of the Palo Verde leased assets. The Corporation and El Paso have filed a joint motion with the Bankruptcy Court seeking its determination as to what effect the confirmation order has on the issues raised in their motion to strike in the Texas proceedings.

      The administrative law judge hearing the Texas proceedings has denied intervenor and Staff procedural motions designed to gain accelerated determinations of these issues and, subject to a binding determination to the contrary by the Bankruptcy Court, will decide the issues as part of the overall proceeding. The joint motion is pending before the Bankruptcy Court.

New Mexico Regulatory

      On July 13, 1994, the Hearing Examiner assigned to hear the Corporation and El Paso's Merger Application before the New Mexico Commission issued an Order amending the procedural schedule. The revised schedule has hearings beginning November 14, 1994. This revised schedule should result in a Final Order's issuance from the New Mexico Commission concurrent with the other regulatory orders to be required in connection with the Merger.

      On May 23, 1994, the Corporation announced its proposal to extend a rate freeze in base rates for the New Mexico jurisdiction following the effective date of the Merger through 1997. The rates would remain at the level established by the New Mexico Commission in May 1990. Under the Corporation's proposal, a one-time increase capped at six percent could be sought no earlier than 1998 and no further increases could be sought until 2002. In addition, pursuant to the proposal, qualifying low-
income customers in New Mexico would receive a $6 monthly bill reduction. The proposal replaces the application portion of the condition to the Merger that a $6 million base rate increase for New Mexico jurisdiction be approved by the New Mexico Commission.

FERC Applications

     On August 1, 1994, the FERC issued orders in two proceedings that relate to the Merger. In an order issued under section 211 of the FPA, the FERC preliminarily found that "a final order requiring Southwestern Public Service Company to provide the transmission service requested by the Applicants would comply with the statutory standards, once reliability concerns have been met." The FERC's order rejects assertions made by SPS that the FERC has no authority under section 211 to order transmission service where the purpose of the service is to allow coordination of merging utilities' operations. The order directs SPS to perform reliability studies so that the FERC can determine whether provision of the requested transmission service will unreasonably impair reliability. If, after reviewing the studies and comments filed by SPS, CSWS and El Paso the FERC concludes that reliability will not be unreasonably impaired, the FERC will issue a further "proposed order" requiring El Paso, CSWS and SPS to negotiate the rates, terms and conditions on which the requested transmission service will be provided.

      The FERC also issued an order under section 203 of the FPA in which the FERC ruled that it will require merging utilities to offer transmission service to others on a basis that is comparable to their own uses of their transmission system. On August 10, 1994, CSW and El Paso notified the FERC that they will accept, as a condition to the FERC's approval of CSW's acquisition of El Paso, the requirement to amend their non-ERCOT transmission tariffs to offer "comparable service." By August 31, 1994, CSW and El Paso expect to file proposed revisions of the previously announced El Paso Electric System transmission tariffs and the transmission tariffs that have been previously filed by PSO and SWEPCO.

      The FERC has not yet determined what "comparable service" is. However, the FERC said it will hold hearings to establish what uses PSO, SWEPCO and El Paso make of their own systems. The hearings also will examine likely costs and benefits of the merger and determine whether the Merger consistent with the public interest. The FERC has instructed one of its administrative law judges to issue an initial decision by March 3, 1995.

      In agreeing to accept, as a condition to the Merger, the requirement that comparable service be provided over CSW and El Paso's non-ERCOT transmission facilities, both CSW and El Paso do not intend to waive or otherwise prejudice any of their rights, including but not limited to the right to seek rehearing of the order or any other order the FERC later enters in these proceedings or their right under the FPA to seek judicial review of the order or any subsequent order or orders, if and to the extent CSW and El Paso deem such action necessary or advisable.

Other

     As previously reported, El Paso's franchise with Las Cruces, expired March 18, 1994 and has not been replaced or extended. El Paso has continued to provide electric service to customers within Las Cruces and states that it expects and intends to continue to do so. On June 6, 1994, the Las Cruces City Council approved resolutions (i) selecting the proposals of SPS for the provision of (a) firm wholesale electric power and (b) operation and maintenance services for the proposed Las Cruces electric distribution system, substations and associated transmission facilities; and (ii) authorizing the staff of Las Cruces to negotiate contracts with SPS related to such services. Las Cruces continues to examine the alternatives for acquiring a distribution system and has obtained authority to issue up to $90 million in revenue bonds to finance the acquisition.

      On July 5, 1994, the City Council of Las Cruces approved a resolution to hold a special election on August 30, 1994 for the qualified resident voters to vote on whether Las Cruces should acquire, through negotiated purchase or eminent domain, an electric utility system, including distribution, subtransmission and transmission facilities, to provide electricity to the citizens of Las Cruces. Las Cruces has announced that it does not intend currently to place before the voters the question of whether the City should construct a duplicate system.

      On June 14, 1994, Las Cruces filed a motion with the Bankruptcy Court to lift the automatic stay imposed by the bankruptcy filing to allow it to (i) commence action against El Paso for failure to pay franchise fees after expiration of the franchise in March 1994; (ii) enter El Paso's property to conduct an appraisal of the electric distribution system and any suitability studies; (iii) give notice of intent to file a condemnation action; and (iv) commence state court condemnation proceedings against El Paso to condemn El Paso's distribution system within Las Cruces' city limits. The Bankruptcy Court will hear the motion in September 1994.

      On August 1, 1994, the Corporation filed its amended response to the City's motion which states that the threat or actual commencement of condemnation proceedings by Las Cruces or the elimination of El Paso's service to Las Cruces by condemnation or otherwise may constitute an El Paso Material
Adverse Effect, the absence of which is a condition of the Corporation's obligation to consummate the Merger. The existence of an El Paso Material Adverse Effect would preclude consummation of the Merger and the Plan, unless the Corporation waives this condition in writing. The Corporation's amended response concludes that the City's intention to file a condemnation proceeding creates a situation that must be resolved to CSW's satisfaction before the closing of the Merger.

      The operating agent of Palo Verde, APS discovered axial cracking in steam generator tubes in Unit 2 following a tube rupture in Unit 2 in March 1993. APS began an ongoing examination and analysis of the tubes in each of the two steam generators in each unit of Palo Verde and, as a result of inspections, has identified axial cracking in Unit 3 and another more common type of cracking in the steam generator tubes of all three units. Although the analysis is not complete, APS has indicated that it believes the axial cracking in Units 2 and 3 is due to the susceptibility of tube materials to a combination of deposits on the tubes and the relatively high temperatures at which all three units at Palo Verde are designed to operate. According to statements by APS and El Paso, the form of the degradation experienced in the steam generators is uncommon in the nuclear industry. APS has stated that it believes it can retard further tube degradation to acceptable levels by remedial actions, which include chemically cleaning the steam generators and performing analyses and adjustments that will allow the units to be operated at lower temperatures without appreciably reducing their power output. These analyses and adjustments have been performed on Units 1 and 3 and currently operating at or near 98% and 100% of capability, respectively. It is anticipated that Unit 2, currently operating at 98% capability, will be operated at 100% capability following its September 1994 mid-cycle outage. El Paso has stated that it is incurring increased maintenance costs related to the mid-cycle inspections of the steam generator tubes and the remedial actions being undertaken to retard tube degradation. El Paso also incurs additional costs for fuel and purchased power during periods in which one or more units are operated at reduced power or are removed from service for mid-cycle inspections.

      The Corporation continues to monitor these and other developments regarding El Paso and its operations and to evaluate the possible operational and financial effects those developments may have on El Paso both now and in the future.

      The Corporation continues to vigorously pursue the receipt of all regulatory approvals required in order to consummate the merger. The Corporation can give no assurances, however, as to whether the required regulatory approvals will be received on satisfactory terms, and if they are received, the timing of the receipt.

      El Paso is subject to the informational requirements of the Securities and Exchange Act of 1934, as amended and in accordance therewith files reports and other information with the SEC. For additional information concurring El Paso, see El Paso's Quarterly Reports on Form 10-Q dated March 31, 1994 and June 30, 1994 and the documents referenced therein and its Annual Report on Form 10-K dated December 31, 1993 and the documents referenced therein.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits:

       None.

(b)  Reports on Form 8-K:

       The  Corporation filed a Current Report on Form 8-K  dated
       April 7, 1994 updating the Cities rate case filings.

       The  Corporation filed a Current Report on Form 8-K  dated
       July 5, 1994 reporting the rulings by the Supreme
       Court of Texas in the deferred accounting cases of CPL and WTU.

 SIGNATURE

      Pursuant to the requirements of the Securities and Exchange
Act  of  1934, the registrant has duly caused this report  to  be
signed   on   its  behalf  by  the  undersigned  thereunto   duly
authorized.


                              CENTRAL AND SOUTH WEST CORPORATION




Date:  August 15, 1994              WENDY G. HARGUS
                                    Wendy G. Hargus
                              Controller and Chief Accounting Officer