Form 10-Q
period 1994-09-30
CENTRAL & SOUTH WEST CORP
filed 1994-11-14
CIK 18540

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q
         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarter Ended September 30, 1994
                                  OR
         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
              For the Transition Period from _____to_____

Commission        Registrant, State of Incorporation,         I.R.S. Employer
File Number         Address and Telephone Number            Identification No.

1-1443            Central and South West Corporation             51-0007707
                  (A Delaware Corporation)
                  1616 Woodall Rodgers Freeway
                  Dallas, TX 75202-1234
                  (214) 777-1000

0-346             Central Power and Light Company                74-0550600
                  (A Texas Corporation)
                  539 North Carancahua Street
                  Corpus Christi, TX 78401-2802
                  (512) 881-5300

0-343             Public Service Company of Oklahoma             73-0410895
                  (An Oklahoma Corporation)
                  212 East 6th Street
                  Tulsa, OK 74119-1212
                  (918) 599-2000

1-3146            Southwestern Electric Power Company            72-0323455
                  (A Delaware Corporation)
                  428 Travis Street
                  Shreveport, LA 71156-0001
                  (318) 222-2141

0-340             West Texas Utilities Company                  75-0646790
                  (A Texas Corporation)
                  301 Cypress Street
                  Abilene, Texas 79601-5820
                  (915) 674-7000

      Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No

Common Stock Outstanding at October 31, 1994                        Shares
Central and South West Corporation                               189,969,760
Central Power and Light Company                                    6,755,535
Public Service Company of Oklahoma                                 9,013,000
Southwestern Electric Power Company                                7,536,640
West Texas Utilities Company                                       5,488,560

      This combined Form 10-Q is separately filed by Central and South West Corporation, Central Power and Light Company, Public Service Company of Oklahoma, Southwestern Electric Power Company and West Texas Utilities Company. Information contained herein relating to any individual company is filed by such company and Central and South West Corporation on its own behalf. Each other company makes no representation as to information relating to the other companies.

      CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY COMPANIES

                INDEX TO QUARTERLY REPORT ON FORM 10-Q
                          SEPTEMBER 30, 1994
                                                                      Page
                                                                     Number

GLOSSARY OF TERMS                                                     3

                    PART I - FINANCIAL INFORMATION

Item 1.
Financial Statements.  (Unaudited)

     Central and South West Corporation and Subsidiary Companies
      Consolidated Statements of Income                               6
      Consolidated Balance Sheets                                     7 - 8
      Consolidated Statements of Cash Flows                           9
      Results of Operations                                           10 - 11
     Central Power and Light Company
      Statements of Income                                            13
      Balance Sheets                                                  14 - 15
      Statements of Cash Flows                                        16
      Results of Operations                                           17 - 19
     Public Service Company of Oklahoma
      Consolidated Statements of Income                               21
      Consolidated Balance Sheets                                     22 - 23
      Consolidated Statements of Cash Flows                           24
      Results of Operations                                           25 - 26
     Southwestern Electric Power Company
      Statements of Income                                            28
      Balance Sheets                                                  29 - 30
      Statements of Cash Flows                                        31
      Results of Operations                                           32 - 33
     West Texas Utilities Company
      Statements of Income                                            35
      Balance Sheets                                                  36 - 37
      Statements of Cash Flows                                        38
      Results of Operations                                           39 - 40
     Notes to Financial Statements                                    41 - 50

Item 2.
Management's Discussion and Analysis of Financial Condition
     and Results of Operations.                                       51 - 54

                      PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.                                         55 - 56

Item 2.    Changes in Securities.                                 Inapplicable

Item 3.    Defaults Upon Senior Securities.                       Inapplicable

Item 4.    Submission of Matters to a Vote of Security-Holders.   Inapplicable

Item 5.    Other Information.                                        56 - 61

Item 6.    Exhibits and Reports on Form 8-K.                         62, 64 - 68

     Signatures.                                                     63

GLOSSARY OF TERMS
The  following abbreviations or acronyms used in this text are defined below:

Abbreviation or Acronym           Definition
APS...............                Arizona Public Service Company
Bankruptcy Court..                United States Bankruptcy Court for the Western
                                    District of Texas, Austin Division,
                                    before which the El Paso bankruptcy
                                    reorganization proceeding, Case No.
                                    92-10148-FM, is pending
BREMCO............                Bossier Rural Electric Membership Corporation
Btu...............                British thermal unit
Cimmaron..........                Cimmaron Chemical Company
Cities............                Several cities in CPL's service territory
CPL...............                Central Power and Light Company, Corpus
                                    Christi, Texas
CSW...............                Central and South West Corporation, Dallas,
                                    Texas
CSW Common........                Central and South West Corporation common
                                    stock, $3.50 par value per share
CSWE..............                CSW Energy, Inc., Dallas, Texas
CSWS..............                Central and South West Services, Inc., Tulsa,
                                    Oklahoma
CSW System........                Central and South West Corporation and its
                                    subsidiaries
CWIP..............                Construction work in progress
Effective Date....                The effective date of the Modified Plan
Electric Operating
  Companies......                 CPL, PSO, SWEPCO and WTU
El Paso...........                El Paso Electric Company
El Paso Common....                El Paso common stock, no par value
EPA...............                Environmental Protection Agency
ERCOT.............                Electric Reliability Council of Texas
FPA...............                Federal Power Act
FERC..............                Federal Energy Regulatory Commission
FUSER.............                Fuel Supply Electricity Rider
HLP...............                Houston Lighting & Power Company
Kv................                Kilovolt
Kwh...............                Kilowatt-hour
Las Cruces........                City of Las Cruces, New Mexico
Merger............                The proposed merger whereby El Paso would
                                    become a wholly owned subsidiary of CSW
Merger Agreement..                Agreement and Plan of Merger between El Paso
                                    and CSW, dated as of May 8, 1993, as amended
Modified Plan.....                Modified Third Amended Plan of Reorganization
Mw................                Megawatt
NEIL..............                Nuclear Electric Insurance Limited
New Mexico
Commission........                New Mexico Public Utility Commission
NRC...............                Nuclear Regulatory Commission
O&M...............                Operations and Maintenance
Oklahoma
Commission........                Corporation Commission of the State of
                                    Oklahoma
Oklaunion.........                Oklaunion Power Station Unit No. 1
OPEB..............                Other post employment benefits
OPUC..............                Office of Public Utility Counsel
Palo Verde........                Palo Verde Nuclear Generating Station
PCB...............                Polychlorinated biphenyl
PRP...............                Potentially Responsible Party
PSO...............                Public Service Company of Oklahoma, Tulsa,
                                    Oklahoma
Rate Order........                1987 Texas Commission Final Order
SEC...............                Securities and Exchange Commission
SFAS..............                Statement of Financial Accounting Standards
SPS...............                Southwestern Public Service Company
Staff.............                Staff of the Texas Commission
STP...............                South Texas Project nuclear electric
                                    generating station
SWEPCO............                Southwestern Electric Power Company,
                                    Shreveport, Louisiana
Texas Commission..                Public Utility Commission of Texas
TIEC..............                Texas Industrial Energy Consumers
TNRCC.............                Texas Natural Resource Conservation Commission
Transok...........                Transok, Inc. and subsidiaries, Tulsa,
                                    Oklahoma
WTU...............                West Texas Utilities Company, Abilene, Texas

                    PART I.  FINANCIAL INFORMATION.

                    Item 1.  Financial Statements.

                  CENTRAL AND SOUTH WEST CORPORATION
                       AND SUBSIDIARY COMPANIES

        CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                           Three Months Ended  Nine Months Ended
                                              September 30,      September 30,
                                              1994     1993      1994     1993
                                                    (restated)        (restated)
                                            (Millions, except per share amounts)
OPERATING REVENUES                         $  1,070  $  1,140  $  2,828 $  2,844

OPERATING EXPENSES AND TAXES
  Fuel and purchased power                      338       389       918      924
  Gas purchased for resale                       53        83       223      293
  Other operating                               170       169       505      503
  Maintenance                                    39        44       125      133
  Depreciation and amortization                  89        85       265      242
  Taxes, other than Federal income               53        55       153      144
  Federal income taxes                           89        96       150      145
                                                831       921     2,339    2,384
OPERATING INCOME                                239       219       489      460

OTHER INCOME AND DEDUCTIONS
  Mirror CWIP liability amortization             17        19        51       57
  Other                                          10        12        20       11
                                                 27        31        71       68
INCOME BEFORE INTEREST CHARGES                  266       250       560      528

INTEREST CHARGES
   Interest on long-term debt                    56        53       164      165
   Interest on short-term debt and other         21        16        52       40
                                                 77        69       216      205
INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGES IN ACCOUNTING PRINCIPLES              189       181       344      323

  Cumulative effect of changes in
    accounting principles                       -         -         -         46
NET INCOME                                      189       181       344      369
   Preferred stock dividends                      5         5        14       14
NET INCOME FOR COMMON STOCK                $    184  $    176  $    330  $   355

AVERAGE COMMON SHARES OUTSTANDING             189.6     188.4     189.1    188.4

EARNINGS PER SHARE OF COMMON STOCK
  BEFORE CUMULATIVE EFFECT OF CHANGES
  IN ACCOUNTING PRINCIPLES                 $   0.97  $   0.93  $   1.75  $ 1.64
CUMULATIVE EFFECT OF CHANGES IN
  ACCOUNTING PRINCIPLES                         -         -         -       .24
EARNINGS PER SHARE OF COMMON STOCK         $   0.97  $   0.93  $   1.75  $ 1.88

DIVIDENDS PAID PER SHARE OF COMMON
  STOCK                                    $  0.425  $  0.405  $  1.275  $ 1.215









The accompanying notes to consolidated financial statements as they relate to CSW are an integral part of these statements.

        CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY COMPANIES

                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                                    September 30,   December 31,
                                                        1994             1993
                                                              (Millions)

ASSETS

PLANT
    Electric Utility
         Production                                 $   5,794         $   5,775
         Transmission                                   1,355             1,228
         Distribution                                   2,480             2,362
         General                                          756               709
         Construction work in progress                    352               371
         Nuclear fuel                                     161               160
    Gas                                                   800               752
                                                       11,698            11,357
      Less - Accumulated depreciation                   3,792             3,550
                                                        7,906             7,807
CURRENT ASSETS
     Cash and temporary cash investments                   34                62
     Accounts receivable                                  937               813
     Materials and supplies, at average cost              154               149
     Fuel inventory, substantially at average cost         91               102
     Gas inventory/products for resale                     24                28
     Unrecovered fuel cost                                 74                70
     Prepayments and other                                 79                55
                                                        1,393             1,279
DEFERRED CHARGES AND OTHER ASSETS
     Deferred plant costs                                 516               518
     Mirror CWIP asset                                    324               332
     Other non-utility investments                        333               253
     Income tax related regulatory assets                 209               182
     Other                                                295               252
                                                        1,677             1,537

                                                    $  10,976         $  10,623























The accompanying notes to consolidated financial statements as they relate to CSW are an integral part of these statements.

        CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY COMPANIES

                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                                    September 30,   December 31,
                                                        1994            1993
                                                               (Millions)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION
   Common stock, $3.50 par value, authorized
     350,000,000 shares in 1994 and 1993, issued
     and outstanding 189,901,114 shares in 1994
     and 188,404,546 shares in 1993                   $     665        $     659
   Paid-in capital                                          547              518
   Retained earnings                                      1,841            1,753
         Total Common Stock Equity                        3,053            2,930
   Preferred stock
         Not subject to mandatory redemption                292              292
         Subject to mandatory redemption                     35               58
   Long-term debt                                         2,886            2,749
            Total Capitalization                          6,266            6,029

CURRENT LIABILITIES
   Long-term debt/preferred stock due within
         twelve months                                       11               26
   Short-term debt                                          739              769
   Short-term debt - CSW Credit, Inc.                       808              641
   Accounts payable                                         244              306
   Accrued taxes                                            177               98
   Accrued interest                                          70               55
   Accrued restructuring charges                             42               97
   Other                                                    157              168
                                                          2,248            2,160

DEFERRED CREDITS
   Income taxes                                           2,040            1,935
   Investment tax credits                                   324              335
   Mirror CWIP liability and other                           98              164
                                                          2,462            2,434

                                                      $  10,976        $  10,623




















The accompanying notes to consolidated financial statements as they relate to CSW are an integral part of these statements.

        CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY COMPANIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                            Nine Months Ended
                                                               September 30,
                                                            1994          1993
                                                                      (restated)
                                                                 (Millions)
OPERATING ACTIVITIES
  Net Income                                              $    344     $    369
  Non-cash Items Included in Net Income
    Depreciation and amortization                              298          272
    Deferred income taxes and investment tax credits            49          104
    Cumulative effect of changes in accounting principles       -           (46)
    Mirror CWIP liability amortization                         (51)         (57)
  Changes in Assets and Liabilities
    Accounts receivable                                        (57)        (138)
    Unrecovered fuel costs/fuel refunds due customers           13          (60)
    Accrued restructuring charges                              (28)          -
    Accounts payable                                           (72)          20
    Accrued taxes                                               79           81
    Other                                                      (45)          82
                                                               530          627
INVESTING ACTIVITIES
  Capital expenditures and acquisitions                       (414)        (406)
  Non-affiliated accounts receivable purchases                (124)        (443)
  CSWE projects                                                (25)        (141)
  Other                                                        (10)          (9)
                                                              (573)        (999)
FINANCING ACTIVITIES
  Common stock sold                                             35           -
  Proceeds from issuance of long-term debt                     147          780
  Redemption of preferred stock                                (33)         (17)
  Retirement of long-term debt                                  (2)         (50)
  Reacquisition of long-term debt                              (14)        (922)
  Change in short-term debt                                    137          562
  Special deposits for reacquisition of long-term debt          -           199
  Payment of dividends                                        (255)        (242)
                                                                15          310

NET CHANGE IN CASH AND CASH EQUIVALENTS                        (28)         (62)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                62          110
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $     34     $     48

SUPPLEMENTARY INFORMATION
  Interest paid less amounts capitalized                  $    194     $    200

  Income taxes paid                                       $     40     $      6












The accompanying notes to consolidated financial statements as they relate to CSW are an integral part of these statements.

   CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY COMPANIES

      Set forth below is information concerning the consolidated results of operations for CSW for the three month and nine month periods ending September 30, 1994. For information concerning the results of operations for each of the Electric Operating Companies, see the discussions below under the heading RESULTS OF OPERATIONS following the financial statements of each of the Electric Operating Companies.

RESULTS OF OPERATIONS

COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 1994 AND 1993

      Net  Income  for  Common  Stock.  Net income  for  common  stock increased  5%  during the third quarter of 1994 to $184  million  from
$176 million in 1993. Earnings per share increased to $0.97 from $0.93. The increase in earnings was the result of a 3.3% increase in kilowatt hour sales due primarily to more favorable weather in 1994 and customer growth.

      Operating Revenues. Operating revenues decreased $70 million or 6% during the third quarter of 1994 when compared to the third quarter of 1993. This decrease was due to lower fuel revenue resulting from decreased fuel expense, partially offset by increased base revenue.

     Fuel and Purchased Power. Total fuel and purchased power expense decreased $51 million or 13% in the third quarter of 1994, compared to 1993. Total fuel expense decreased $48 million due primarily to increased generation by STP. The composite unit cost of fuel decreased  to  $1.74  per  million Btu from  $2.15  per  million  Btu, reflecting lower gas and coal prices and increased use of less expensive nuclear fuel. Purchased power decreased $3 million or 21% in the third quarter of 1994 as compared to the prior period due to increased generation from STP Units 1 and 2 which provided power that had been purchased during the third quarter of 1993 when STP was out of service.

     Gas Purchased for Resale. Gas purchased for resale decreased $30 million or 36%. This decrease was due to a lower average cost of gas.

      Maintenance. Maintenance decreased $5 million or 11% due to lower levels of maintenance activity at the Electric Operating Companies and due to a lower level of maintenance associated with STP. Expenditures for maintenance at STP were lower than expenditures during the same period in 1993 but are expected to remain at higher levels than before the STP outage.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

      Net Income for Common Stock. Net income for common stock decreased $25 million or 7% for the nine months ended September 30, 1994 as compared to the nine months ended September 30, 1993. Earnings per share decreased to $1.75 in 1994 as compared to $1.88 for 1993. This decrease is due primarily to the effect of recording several accounting changes in the first quarter of 1993 which increased earnings by $46 million. On an operating basis, net income increased $21 million or 7% due primarily to a 5.7% increase in Kwh sales in 1994 over 1993 levels.

     Gas Purchased for Resale. Gas purchased for resale decreased $70 million or 24%. This decrease was due to a lower average cost of gas and lower levels of gas purchases.

   CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY COMPANIES

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993 (continued)

      Depreciation and Amortization. Depreciation and amortization increased $23 million or 10% due to increased levels of depreciable property resulting from the addition of transmission and distribution capital assets at the Electric Operating Companies and the construction of additional pipeline by Transok. Capital expenditures in 1995 are expected to be lower than 1994, which should result in a lower rate of growth in depreciation and amortization expense.

      Taxes, Other than Federal Income. Taxes, other than Federal income increased $9 million or 6%, primarily as a result of increasing ad valorem taxes, partially offset by a state franchise tax refund applicable to prior years' taxes.

      Other  Income.   Other income increased $9 million  or  82%  due
primarily to an income statement reclassification of amortization of a subsidiary's investment from other income to amortization.

      Interest on Short-Term Debt. Interest on short-term debt increased $12 million or 30% due to increased corporate borrowing to fund CSWE and other corporate initiatives and increases in short-term interest rates. Average short-term borrowing rates have increased approximately 2% since the beginning of 1994.

       Cumulative Effect of Changes in Accounting Principles. Accounting changes in 1993 include the adoption of SFAS No. 109, Accounting for Income Taxes, and SFAS No. 112, Employers' Accounting for Postemployment Benefits. The Electric Operating Companies also changed their method of accounting for unbilled revenues. These accounting changes had a cumulative effect of increasing net income by $46 million for the nine months ended September 30, 1993.

                        CENTRAL POWER AND LIGHT COMPANY

                        CENTRAL POWER AND LIGHT COMPANY

                             STATEMENTS OF INCOME
                                  (Unaudited)

                                      Three Months Ended    Nine Months Ended
                                         September 30,         September 30,
                                       1994        1993       1994       1993
                                                (restated)            (restated)
                                                     (Thousands)

ELECTRIC OPERATING REVENUES          $364,044    $387,190   $960,442   $941,497

OPERATING EXPENSES AND TAXES
  Fuel                                 94,015     112,301    260,091    265,198
  Purchased power                       9,834      20,655     39,682     51,502
  Other operating                      58,510      55,515    168,191    160,642
  Maintenance                          15,050      18,431     52,778     56,488
  Depreciation and amortization        35,455      33,398    104,695     98,375
  Taxes, other than Federal income     18,811      18,976     60,128     55,551
  Federal income taxes                 36,307      39,476     66,802     58,965
                                      267,982     298,752    752,367    746,721


OPERATING INCOME                       96,062      88,438    208,075    194,776

OTHER INCOME AND DEDUCTIONS
  Allowance for equity funds used
    during construction                   492         315        468        380
  Mirror CWIP liability amortization   17,000      18,926     51,000     56,777
  Other                                   (40)       (249)     1,350        482
                                       17,452      18,992     52,818     57,639

INCOME BEFORE INTEREST CHARGES        113,514     107,430    260,893    252,415

INTEREST CHARGES
  Interest on long-term debt           28,567      27,219     83,199     86,204
  Interest on short-term debt
     and other                          2,830       2,957      9,218      8,990
  Allowance for borrowed funds used
    during construction                  (760)       (358)    (1,857)      (915)
                                       30,637      29,818     90,560     94,279

INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGES IN ACCOUNTING PRINCIPLES     82,877      77,612    170,333    158,136

  Cumulative Effect of Changes in
    Accounting Principles                 -           -          -       27,715

NET INCOME                             82,877      77,612    170,333    185,851

  Preferred stock dividends             3,385       3,461     10,484     10,494

NET INCOME FOR COMMON STOCK          $ 79,492    $ 74,151   $159,849   $175,357










         The accompanying notes to financial statements as they relate to CPL are an integral part of these statements.

                        CENTRAL POWER AND LIGHT COMPANY

                                BALANCE SHEETS
                                  (Unaudited)


                                                     September 30, December 31,
                                                         1994           1993
                                                             (Thousands)
ASSETS


ELECTRIC UTILITY PLANT
     Production                                       $3,066,065     $3,061,911
     Transmission                                        446,944        351,584
     Distribution                                        815,931        765,266
     General                                             216,801        209,170
     Construction work in progress                       112,683        168,421
     Nuclear fuel                                        160,662        160,326
                                                       4,819,086      4,716,678
     Less - Accumulated depreciation
       and amortization                                1,362,978      1,263,372

                                                       3,456,108      3,453,306

CURRENT ASSETS
     Cash and temporary cash investments                     503          2,435
     Accounts receivable                                   9,081         23,850
     Materials and supplies, at average cost              64,598         64,359
     Fuel inventory, at average cost                      24,344         16,934
     Accumulated deferred income taxes                       -            4,831
     Unrecovered fuel costs                               74,816         52,959
     Prepayments and other                                 4,933          4,222
                                                         178,275        169,590

DEFERRED CHARGES AND OTHER ASSETS
     Deferred STP costs                                  489,187        489,773
     Mirror CWIP asset                                   324,330        331,845
     Income tax related regulatory assets                286,389        226,597
     Other                                                70,083         70,634
                                                       1,169,989      1,158,849

                                                      $4,804,372     $4,781,745




















         The accompanying notes to financial statements as they relate to CPL are an integral part of these statements.

                        CENTRAL POWER AND LIGHT COMPANY

                                BALANCE SHEETS
                                  (Unaudited)


                                                    September 30,   December 31,
                                                        1994             1993
                                                             (Thousands)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION
     Common stock, $25 par value, authorized
       12,000,000 shares; issued and
       outstanding 6,755,535 shares                   $  168,888     $  168,888
     Paid-in capital                                     405,000        405,000
     Retained earnings                                   943,680        850,307
       Total Common Stock Equity                       1,517,568      1,424,195
     Preferred stock
       Not subject to mandatory redemption               250,351        250,351
       Subject to mandatory redemption                       -           22,021
     Long-term debt                                    1,465,017      1,362,799
       TOTAL CAPITALIZATION                            3,232,936      3,059,366

CURRENT LIABILITIES
     Long-term debt and preferred stock
       due within twelve months                              492          3,928
     Advances from affiliates                             30,303        171,165
     Accounts payable                                     59,597         79,604
     Accrued taxes                                        68,066         33,769
     Accrued interest                                     39,293         24,683
     Accrued restructuring charges                        12,641         29,365
     Accumulated deferred income taxes                     5,721            -
     Other                                                31,876         28,020
                                                         247,989        370,534

DEFERRED CREDITS
     Income taxes                                      1,099,405      1,057,453
     Investment tax credits                              159,980        164,322
     Mirror CWIP liability and other                      64,062        130,070
                                                       1,323,447      1,351,845

                                                      $4,804,372     $4,781,745




















         The accompanying notes to financial statements as they relate to CPL are an integral part of these statements.

                        CENTRAL POWER AND LIGHT COMPANY

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                         Nine Months Ended
                                                            September 30,
                                                        1994            1993
                                                                     (restated)
                                                             (Thousands)
OPERATING ACTIVITIES
     Net Income                                       $170,333        $185,851
     Non-cash Items Included in Net Income
       Depreciation and amortization                   124,829         105,231
       Deferred income taxes and
         investment tax credits                         28,370          77,598
       Mirror CWIP liability amortization              (51,000)        (56,777)
       Cumulative effect of changes in
         accounting principles                             -           (27,295)
     Changes in Assets and Liabilities
       Accounts receivable                              14,769           6,984
       Fuel inventory                                   (7,410)         14,908
       Accounts payable                                (13,712)         14,829
       Accrued taxes                                    34,297          (1,693)
       Unrecovered fuel costs                          (21,857)        (55,232)
       Accrued restructuring charges                    (8,637)            -
       Other                                            (3,031)        (27,885)
                                                       266,951         236,519

INVESTING ACTIVITIES
     Construction expenditures                        (121,636)        (97,939)
     Other                                              (1,857)           (915)
                                                      (123,493)        (98,854)

FINANCING ACTIVITIES
     Proceeds from issuance of long-term debt           99,190         441,131
     Retirement of long-term debt                         (459)            -
     Reacquisition of long-term debt                      (618)       (574,207)
     Retirement of preferred stock                     (27,021)         (6,577)
     Special deposits for reacquisition of
       long-term debt                                      -           145,482
     Change in advances from affiliates               (140,862)        (30,230)
     Payment of dividends                              (75,620)       (115,806)
                                                      (145,390)       (140,207)

NET CHANGE IN CASH AND CASH EQUIVALENTS                 (1,932)         (2,542)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         2,435           3,666
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $     503       $   1,124


SUPPLEMENTARY INFORMATION
     Interest paid less amounts capitalized          $  71,543       $  87,607

     Income taxes paid/(refunded)                    $   2,547       $  (5,870)








         The accompanying notes to financial statements as they relate to CPL are an integral part of these statements.

                 CENTRAL POWER AND LIGHT COMPANY

RESULTS OF OPERATIONS

COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 1994 AND 1993

      Net Income for Common Stock. Net income for common stock increased 7.2% during the third quarter of 1994 to $79.5 million from $74.2 million in the same quarter of 1993. The increase was due primarily to increased base revenues and decreased STP maintenance expenses. Partially offsetting the effects of the above items were decreased unbilled revenues, additional depreciation and amortization and a decline in Mirror CWIP liability amortization. Unbilled revenues represent electricity used by customers but not yet billed.

      Electric Operating Revenues. Total operating revenues for the third quarter of 1994 decreased $23.1 million or 6.0% from the same period last year. The decrease reflects a $7.2 million decrease in unbilled revenues and a decrease in fuel-related revenues of $28.9 million, offset in part by an increase in base revenue of $5.8 million. Fuel-related revenues were down because of the decline in the average unit cost of fuel and purchased power costs, as discussed below. Total Kwh sales were up 8.5%, which reflected growth in retail sales of 6.3% and a 49.9% increase in lower margin sales for resale. A 5.4% increase in residential sales and a 9.5% increase in commercial sales reflected continued customer growth and warmer summer weather. Industrial sales were up 5.2% primarily as a result of increased demand in the petrochemical and petroleum industries.

      Fuel. The 16.3% decrease in fuel expense is attributable to the lower average unit cost of fuel, including increased use of nuclear fuel. The average unit cost for the third quarter of 1994 was $1.67 per million Btu, down from $2.22 per million Btu for the same period last year. The decline in the average unit fuel costs reflects the lower unit cost of nuclear fuel since STP Units 1 and 2 restarted and reached the 100 percent output level in April and June of 1994, respectively. STP Units 1 and 2 had not operated at full capacity since February 1993 as discussed in Note 2 of the Notes to Financial Statements.

     Purchased Power. Purchased power decreased $10.8 million for the third quarter of 1994 when compared to the same quarter of 1993. This was a result of increased nuclear generation at STP that replaced purchases.

      Other Operating. Other operating expenses increased $3.0 million for the third quarter of 1994 when compared to the same quarter of 1993. This was due primarily to an increase in administrative and general expenses.

      Maintenance. Maintenance expense decreased $3.4 million for the third quarter of 1994 when compared to the same quarter of 1993, due primarily to a decrease in maintenance activities at STP. The decline reflects the higher maintenance expense in 1993 associated with the STP outage, as discussed in Note 2 of the Notes to Financial
Statements. Maintenance expense at STP, while lower than 1993, is expected to remain higher than the levels incurred prior to the STP outage.

      Depreciation and Amortization. Depreciation and amortization increased $2.1 million due primarily to the addition of transmission and distribution capital assets and to a decline in amortization credits related to power plant inventory.

      Federal Income Taxes. The decrease in Federal income taxes is due primarily to prior year tax adjustments.

                 CENTRAL POWER AND LIGHT COMPANY

COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 1994 AND 1993 (continued)

      Mirror CWIP Liability Amortization. This amortization has decreased from the same period in 1993 because CPL is amortizing its Mirror CWIP liability, in declining amounts, over the years 1991 through 1995.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

      Net Income for Common Stock. Net income for common stock decreased 8.8% during the first nine months of 1994 to $159.8 million from $175.4 million in the same period of 1993. The decline was due primarily to the restatement of 1993 earnings to reflect a $27.7 million increase in 1993 net income attributable to the cumulative effect of changes in accounting principles. Increased administrative and general expenses, additional depreciation and amortization, higher ad valorem taxes, and a decline in Mirror CWIP liability amortization also contributed to the decline.

      Electric Operating Revenues. Total operating revenues for the first nine months of 1994 increased $18.9 million or 2.0% over the same period last year. The increase reflects greater base revenues of $34.1 million. Total Kwh sales were up 9.3%, reflecting growth in retail sales of 7.8% and a 39.1% increase in lower margin sales for resale. A 7.3% increase in residential sales and a 5.8% increase in commercial sales resulted from continued customer growth and warmer spring and summer weather. Industrial sales were up 9.8% as a result of higher demand in the petrochemical and petroleum industries. Decreased fuel-related revenues of $15.1 million partially offset the increase. Fuel-related revenues were down because of the decline in the average unit cost of fuel and purchased power costs, as discussed below.

      Fuel. The 1.9% decrease in fuel expense is attributable to the lower average unit cost of fuel. The average unit cost for the first nine months of 1994 was $1.88 per million Btu down from $2.17 per million Btu for the same period last year. The decline in the average unit fuel cost reflects the lower unit cost of nuclear fuel since STP Units 1 and 2 restarted and reached the 100 percent output level in April and June of 1994, respectively. STP Units 1 and 2 had not operated at full capacity since February 1993 as discussed in Note 2 of the Notes to Financial Statements.

     Purchased Power. Purchased power decreased $11.8 million for the first nine months of 1994 when compared to the same period last year. This was a result of increased nuclear generation at STP that replaced purchases.

     Other Operating. Other operating expenses increased $7.5 million for the first nine months of 1994 when compared to the same period last year. This was due primarily to an increase in administrative and general expenses.

      Depreciation and Amortization. Depreciation and amortization increased $6.3 million due primarily to the addition of transmission and distribution capital assets and to a decline in amortization credits related to power plant inventory.

      Taxes, Other than Federal Income. Taxes, other than Federal income increased $4.6 million primarily as a result of increased ad valorem taxes, partially offset by a state franchise tax refund applicable to prior years' taxes.

                 CENTRAL POWER AND LIGHT COMPANY

COMPARISON  OF  THE  NINE MONTHS ENDED SEPTEMBER  30,  1994  AND  1993
(continued)

      Federal Income Taxes. The increase in Federal income taxes is due primarily to the increase in pre-tax income.

      Mirror CWIP Liability Amortization. This amortization has decreased from the same period in 1993 because CPL is amortizing its Mirror CWIP liability, in declining amounts, over the years 1991 through 1995.

      Interest Charges. Total interest expense decreased $3.7 million or 3.9% due primarily to CPL's refinancing of higher cost long-term debt with lower cost debt.

       Cumulative Effect of Changes in Accounting Principles. Accounting changes in 1993 include the adoption of SFAS No. 109, Accounting for Income Taxes, and SFAS No. 112, Employers' Accounting for Postemployment Benefits. CPL also changed its method of accounting for unbilled revenues. These accounting changes had a cumulative effect of increasing net income by approximately $27.3 million for the nine months ended September 30, 1993.

                     PUBLIC SERVICE COMPANY OF OKLAHOMA

                     PUBLIC SERVICE COMPANY OF OKLAHOMA

                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                    Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
                                     1994        1993        1994       1993
                                              (restated)             (restated)
                                                  (Thousands)

ELECTRIC OPERATING REVENUES        $246,378    $242,871    $578,517    $549,218

OPERATING EXPENSES AND TAXES
  Fuel                              105,258     100,376     246,805     227,521
  Purchased power                     5,256       7,255      28,093      22,482
  Other operating                    32,881      28,560      92,696      88,050
  Maintenance                        10,275      10,884      27,719      30,423
  Depreciation and amortization      15,679      18,302      46,686      45,547
  Taxes, other than Federal income   10,384      10,971      24,971      23,289
  Federal income taxes               19,449      20,302      28,115      29,438
                                    199,182     196,650     495,085     466,750

OPERATING INCOME                     47,196      46,221      83,432      82,468

OTHER INCOME AND DEDUCTIONS
  Allowance for equity funds used
    during construction                 151          84         390         489
  Other                                 411         179         519         312
                                        562         263         909         801

INCOME BEFORE INTEREST CHARGES       47,758      46,484      84,341      83,269

INTEREST CHARGES
  Interest on long-term debt          7,399       7,411      22,196      24,011
  Interest on short-term debt
     and other                          759         692       2,972       2,017
   Allowance for borrowed funds used
     during construction               (403)       (260)     (1,063)       (895)
                                      7,755       7,843      24,105      25,133

INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGES IN ACCOUNTING PRINCIPLES   40,003      38,641      60,236      58,136

  Cumulative Effect of Changes in
    Accounting Principles               -           -           -         6,223

NET INCOME                           40,003      38,641      60,236      64,359
  Preferred stock dividends             204         204         612         612

NET INCOME FOR COMMON STOCK        $ 39,799    $ 38,437    $ 59,624    $ 63,747












 The accompanying notes to consolidated financial statements as they relate to PSO are an integral part of these statements.

                     PUBLIC SERVICE COMPANY OF OKLAHOMA

                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)


                                                   September 30,   December 31,
                                                        1994            1993
                                                             (Thousands)
ASSETS


ELECTRIC UTILITY PLANT
     Production                                     $  898,754      $  895,315
     Transmission                                      344,416         335,405
     Distribution                                      648,314         626,519
     General                                           149,754         143,834
     Construction work in progress                      78,828          51,931
                                                     2,120,066       2,053,004

     Less - Accumulated depreciation                   846,726         806,066

                                                     1,273,340       1,246,938

CURRENT ASSETS
     Cash and temporary cash investments                 5,595           2,429
     Accounts receivable                                20,999          36,612
     Materials and supplies, at average cost            37,421          38,212
     Fuel inventory, at LIFO cost                       12,945          21,273
     Accumulated deferred income taxes                  10,212             -
     Prepayments                                        12,752           2,755
                                                        99,924         101,281

DEFERRED CHARGES AND OTHER ASSETS                       68,848          72,160

                                                    $1,442,112      $1,420,379



























 The accompanying notes to consolidated financial statements as they relate to PSO are an integral part of these statements.

                     PUBLIC SERVICE COMPANY OF OKLAHOMA

                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)


                                                September 30,     December 31,
                                                    1994              1993
                                                         (Thousands)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION
     Common stock, $15 par value, authorized
       11,000,000 shares; issued 10,482,000 shares
       and outstanding 9,013,000 shares          $  157,230       $  157,230
     Paid-in capital                                180,000          180,000
     Retained earnings                              130,443           97,819
       Total Common Stock Equity                    467,673          435,049
     Preferred stock                                 19,826           19,826
     Long-term debt                                 402,378          401,255
       TOTAL CAPITALIZATION                         889,877          856,130

CURRENT LIABILITIES
     Advances from affiliates                        10,355           31,744
     Payables to affiliates                          22,694           18,218
     Accounts payable                                35,238           55,606
     Payables to customers                           24,395           13,932
     Accrued taxes                                   39,429           15,191
     Accrued interest                                10,406            5,382
     Accumulated deferred income taxes                  -              3,633
     Accrued restructuring charges                   10,253           24,995
     Other                                           22,027           37,303
                                                    174,797          206,004

DEFERRED CREDITS
     Income taxes                                   279,493          260,490
     Investment tax credits                          49,708           51,800
     Income tax related regulatory liabilities       19,749           21,178
     Other                                           28,488           24,777
                                                    377,438          358,245

                                                 $1,442,112       $1,420,379





















 The accompanying notes to consolidated financial statements as they relate to PSO are an integral part of these statements.

                     PUBLIC SERVICE COMPANY OF OKLAHOMA

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                          Nine Months Ended
                                                             September 30,
                                                          1994          1993
                                                                     (restated)
                                                              (Thousands)

OPERATING ACTIVITIES
     Net Income                                         $ 60,236      $ 64,358
     Non-cash Items Included in Net Income
       Depreciation and amortization                      50,471        50,102
       Deferred income taxes and
         investment tax credits                            1,637        11,352
       Cumulative effect of changes in
         accounting principles                               -          (6,223)
       Allowance for equity funds used
         during construction                                (390)         (489)
     Changes in Assets and Liabilities
       Accounts receivable                                15,613          (448)
       Materials and supplies                              9,119        14,049
       Accounts payable                                    4,812          (456)
       Accrued taxes                                      24,238        22,645
       Accrued restructuring charges                      (6,449)          -
       Other                                             (18,300)      (10,030)
                                                         140,987       144,860

INVESTING ACTIVITIES
     Construction expenditures                           (86,360)      (66,252)
     Allowance for borrowed funds used during
       construction                                       (1,063)         (895)
     Other                                                (1,397)       (3,036)
                                                         (88,820)      (70,183)

FINANCING ACTIVITIES
     Proceeds from issuance of long-term debt                -         181,194
     Reacquisition of long-term debt                         -        (189,685)
     Retirement of long-term debt                            -         (10,000)
     Changes in advances from affiliates                 (21,389)       (5,290)
     Payment of dividends                                (27,612)      (21,612)
                                                         (49,001)      (45,393)

NET CHANGE IN CASH AND CASH EQUIVALENTS                    3,166        29,284
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           2,429           815
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $  5,595      $ 30,099


SUPPLEMENTARY INFORMATION
  Interest paid less amounts capitalized                $ 17,906      $ 27,397

  Income taxes paid                                     $ 10,106      $  2,761








 The accompanying notes to consolidated financial statements as they relate to PSO are an integral part of these statements.

              PUBLIC SERVICE COMPANY OF OKLAHOMA

RESULTS OF OPERATIONS

COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 1994 AND 1993

      Net Income for Common Stock. Net income for common stock for the third quarter of 1994 was $39.8 million, an increase of approximately $1.4 million or 4% from the same period of 1993. The increase was due primarily to increased revenues and a decrease in depreciation and amortization expenses which are discussed below.

      Electric Operating Revenues. Revenues increased approximately $3.5 million or 1% for the third quarter of 1994 when compared to the same period of 1993 due primarily to increased fuel recovery and increased unbilled revenues. Unbilled revenues represent electricity used by customers, but not yet billed. PSO recovers its monthly fuel and purchased power expenses currently in its revenues, and therefore the net increase in these costs resulted in higher revenues. Also affecting revenues was an increase in sales for resale to other electric utilities due to increased market place demand offset in part by a 1% decrease in retail Kwh sales as a result of decreased weather related demand.

      Fuel. Fuel expense increased approximately $4.9 million or 5% primarily as a result of an over-recovery of fuel costs from customers, which was previously recorded as deferred fuel expense and an 11% increase in Kwh generation. Kwh generation was affected by the decrease in power purchases as discussed below. Also contributing to the increase was the termination, effective October 1, 1993, of customers participating in the FUSER program, which previously allowed direct purchases of gas by certain classes of customers. See "ITEM 1. BUSINESS -- REGULATION AND RATES" in PSO's 1993 Annual Report on Form 10-K for additional information relating to the FUSER program. These increases were partially offset by a reduction in unit fuel costs. The average unit fuel cost for the quarter was $1.88 per million Btu, a decrease of approximately 22% from the same period last year. The decrease in per unit fuel costs reflects lower costs for natural gas and coal. See Part II - OTHER INFORMATION - Item 1. Legal Proceedings for additional information related to coal transportation.

      Purchased Power. The decrease in purchased power expense of approximately $2 million or 28% is primarily a result of decreased purchases of economy energy.

       Other Operating. Other operating expenses increased approximately $4.3 million or 15% due primarily to additional restructuring expenses due to changes in the original estimated cost, and increased employee benefit expenses.

     Depreciation and Amortization. The decrease in depreciation and amortization expense of $2.6 million or 14% is due primarily to a change in the procedure of allocating annual depreciation on a monthly basis offset in part by an increase in depreciable property.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

      Net Income for Common Stock. Net income for common stock for the nine months ended September 30, 1994 was $59.6 million, a decrease of $4.1 million or 7% from the same period of 1993. The decrease was due primarily to the restatement of 1993 earnings to reflect a $6.2 million increase in 1993 net income due to the cumulative effect of changes in accounting principles.

              PUBLIC SERVICE COMPANY OF OKLAHOMA

COMPARISON  OF  THE  NINE MONTHS ENDED SEPTEMBER 30,  1994  AND  1993
(continued)

      Electric Operating Revenues. Revenues increased approximately $29.3 million or 5% for the nine months ended September 30, 1994 when compared to the same period of 1993. The increase reflected an interim increase in retail prices effective in April 1993 and the permanent increase in retail prices effective with the billing month of February 1994. Kwh sales increased 6% as a result of increased sales for resale to other electric utilities due to increased market place demand, and lower unit fuel as described below. PSO recovers its monthly fuel and purchased power expenses currently in its revenues and therefore the increase in these costs as discussed below resulted in higher revenues.

      Fuel.    Fuel   expense   increased   approximately    $19.3
million  or  9%  primarily as a result of the termination,  effective
October 1, 1993, of customers participating in the FUSER program. Fuel expense was also affected by increased Kwh generation, and an over-recovery of fuel costs from customers, which was previously recorded as deferred fuel expense, offset in part by a reduction in average unit fuel costs. Kwh generation increased approximately 18%. The average unit fuel cost for the nine months ended September 30, 1994 was $1.91 per million Btu, a decrease of approximately 17% from the same period last year. The decrease in per unit fuel costs reflects the reversal of prior years accruals for potential liabilities related to coal transportation, as well as lower costs for natural gas and coal. See Part II - OTHER INFORMATION - Item 1. Legal Proceedings for additional information related to coal transportation.

      Purchased Power. The increase in purchased power expense of approximately $5.6 million or 25% is primarily a result of additional economy energy purchases in 1994.

       Other Operating. Other operating expenses increased approximately $4.6 million or 5% as a result of additional restructuring expenses, due to changes in the original estimated cost and increased employee benefit expenses.

      Maintenance. Maintenance expenses decreased approximately $2.7 million or 9% due primarily to decreased power station boiler plant maintenance activities and decreased tree trimming and overhead lines maintenance activities.

     Depreciation and Amortization. The increase in depreciation and amortization expense of $1.1 million or 3% is due primarily to an increase in depreciable property.

      Federal Income Taxes. Federal Income tax expense decreased approximately $1.3 million or 4% primarily as a result of decreased pre-tax income.

       Interest Charges. Interest charges for 1994 decreased approximately $1 million or 4% as a result of the refinancing in 1993 of higher cost debt. This decrease is offset in part by increases in short-term borrowings.

       Cumulative Effect of Changes in Accounting Principles. Accounting changes in 1993 include the adoption of SFAS No. 109, Accounting for Income Taxes, and SFAS No. 112, Employers' Accounting for Postemployment Benefits. PSO also changed its method of accounting for unbilled revenues. These accounting changes had a cumulative effect of increasing net income by approximately $6.2 million for the nine months ended September 30, 1993.

                    SOUTHWESTERN ELECTRIC POWER COMPANY

                    SOUTHWESTERN ELECTRIC POWER COMPANY

                           STATEMENTS OF INCOME
                                (Unaudited)

                                        Three Months Ended   Nine Months Ended
                                           September 30,       September 30,
                                          1994       1993     1994       1993
                                                  (restated)          (restated)
                                                      (Thousands)

ELECTRIC OPERATING REVENUES             $245,331   $276,594 $647,524   $645,420

OPERATING EXPENSES AND TAXES
  Fuel                                    93,229    116,374  267,732    274,283
  Purchased power                          6,893      4,793   15,502      9,883
  Other operating                         29,431     29,804   86,862     87,754
  Maintenance                              9,846     10,739   29,777     32,526
  Depreciation and amortization           20,077     18,363   59,717     55,361
  Taxes, other than Federal income        13,265     14,611   38,969     37,496
  Federal income taxes                    19,286     23,271   34,022     33,571
                                         192,027    217,955  532,581    530,874


OPERATING INCOME                          53,304     58,639  114,943    114,546

OTHER INCOME AND DEDUCTIONS
  Allowance for equity funds used during
    construction                             789        358    2,193        986
  Other                                      510        112    1,877        411
                                           1,299        470    4,070      1,397

INCOME BEFORE INTEREST CHARGES            54,603     59,109  119,013    115,943

INTEREST CHARGES
  Interest on long-term debt              10,978      9,673   32,691     30,090
  Interest on short-term debt
    and other                              2,234      1,406    5,368      4,163
  Allowance for borrowed funds used during
    construction                            (463)      (323)  (1,288)      (890)
                                          12,749     10,756   36,771     33,363

INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGES IN ACCOUNTING PRINCIPLES        41,854     48,353   82,242     82,580

  Cumulative Effect of Changes in
    Accounting Principles                    -          -        -        3,405

NET INCOME                                41,854     48,353   82,242     85,985


  Preferred stock dividends                  840        840    2,521      2,521

NET INCOME FOR COMMON STOCK             $ 41,014   $ 47,513 $ 79,721   $ 83,464









       The accompanying notes to financial statements as they relate to SWEPCO are an integral part of these statements.

                    SOUTHWESTERN ELECTRIC POWER COMPANY

                              BALANCE SHEETS
                                (Unaudited)


                                               September 30,     December 31,
                                                   1994              1993
                                                         (Thousands)
ASSETS


ELECTRIC UTILITY PLANT
     Production                                  $1,401,336       $1,392,058
     Transmission                                   371,004          350,625
     Distribution                                   712,079          678,788
     General                                        211,252          188,193
     Construction work in progress                  132,873          126,258
                                                  2,828,544        2,735,922

     Less - Accumulated depreciation
       and amortization                           1,005,789          947,792

                                                  1,822,755        1,788,130

CURRENT ASSETS
     Cash and temporary cash investments              6,362            6,723
     Accounts receivable                             70,413           24,363
     Materials and supplies, at average cost         25,853           25,218
     Fuel inventory, at average cost                 37,777           49,487
     Accumulated deferred income taxes               13,770            3,912
     Prepayments and other                           14,442           14,965
                                                    168,617          124,668

DEFERRED CHARGES AND OTHER ASSETS                    55,568           55,487

                                                 $2,046,940       $1,968,285


























       The accompanying notes to financial statements as they relate to SWEPCO are an integral part of these statements.

                    SOUTHWESTERN ELECTRIC POWER COMPANY

                              BALANCE SHEETS
                                (Unaudited)


                                                 September 30,  December 31,
                                                     1994           1993
                                                         (Thousands)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION
     Common stock, $18 par value, authorized
       7,600,000 shares; issued and
       outstanding 7,536,640 shares             $  135,660      $  135,660
     Paid-in capital                               245,000         245,000
     Retained earnings                             297,831         265,071
       Total Common Stock Equity                   678,491         645,731
     Preferred stock
       Not subject to mandatory redemption          16,032          16,032
       Subject to mandatory redemption              34,828          36,028
     Long-term debt                                594,935         602,065
       TOTAL CAPITALIZATION                      1,324,286       1,299,856

CURRENT LIABILITIES
     Long-term debt and preferred stock
       due within twelve months                      9,467           5,028
     Advances from affiliates                        5,150          27,864
     Accounts payable                               53,937          41,598
     Fuel refund due customers                      11,144           2,358
     Customer deposits                              13,860          14,244
     Accrued taxes                                  59,918          27,340
     Accrued interest                               13,304          17,354
     Accrued restructuring charges                  10,943          25,203
     Other                                          18,225          30,499
                                                   195,948         191,488

DEFERRED CREDITS
     Income taxes                                  351,971         332,522
     Investment tax credits                         82,150          85,301
     Income tax related regulatory liabilities      47,937          52,828
     Other                                          44,648           6,290
                                                   526,706         476,941

                                                $2,046,940      $1,968,285


















       The accompanying notes to financial statements as they relate to SWEPCO are an integral part of these statements.

                    SOUTHWESTERN ELECTRIC POWER COMPANY

                         STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                       Nine Months Ended
                                                          September 30,
                                                     1994             1993
                                                                   (restated)
                                                           (Thousands)
OPERATING ACTIVITIES
     Net Income                                    $ 82,242         $85,985
     Non-cash Items Included in Net Income
       Depreciation and amortization                 66,860          71,642
       Deferred income taxes and
         investment tax credits                       1,549           6,683
       Cumulative effect of changes in
         accounting principles                          -            (3,405)
       Allowance for equity funds used during
         construction                                (2,193)           (986)
     Changes in Assets and Liabilities
       Accounts receivable                          (46,050)          2,619
       Fuel inventory                                11,710          21,796
       Accounts payable                              12,339          20,350
       Accrued taxes                                 32,578          38,658
       Unrecovered fuel/Fuel refund due customers     8,786          (2,500)
       Accrued restructuring charges                 (6,666)            -
       Other                                         14,355           2,458
                                                    175,510         243,300

INVESTING ACTIVITIES
     Construction expenditures                      (94,715)       (127,312)
     Allowance for borrowed funds used during
         construction                                (1,288)           (890)
     Other                                           (3,160)         (2,989)
                                                    (99,163)       (131,191)

FINANCING ACTIVITIES
     Proceeds from issuance of long-term debt           -            98,168
     Change in advances from affiliates             (22,714)        (20,014)
     Retirement of long-term debt                    (1,559)        (39,497)
     Reacquisition of long-term debt                 (1,713)       (154,960)
     Redemption of preferred stock                   (1,200)            -
     Special deposits for reacquisition of
       long-term debt                                   -            53,500
     Payment of dividends                           (49,522)        (47,549)
                                                    (76,708)       (110,352)

NET CHANGE IN CASH AND CASH EQUIVALENTS                (361)          1,757
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      6,723           1,059
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $   6,362       $   2,816


SUPPLEMENTARY INFORMATION
     Interest paid less amounts capitalized       $  39,141       $  37,655

     Income taxes paid                            $  13,030       $   2,784





       The accompanying notes to financial statements as they relate to SWEPCO are an integral part of these statements.

                 SOUTHWESTERN ELECTRIC POWER COMPANY

RESULTS OF OPERATIONS

COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 1994 AND 1993

      Net Income for Common Stock. Net income for common stock decreased 13% to approximately $41 million for the third quarter of 1994 as compared to the same period of 1993. The decrease was due primarily to a reduction in base revenue.

      Electric Operating Revenues. Operating revenues decreased approximately $31.3 million or 11% due primarily to decreased fuel revenues and a decrease in unbilled revenues. Unbilled revenues represent electricity used by customers but not yet billed. Also affecting revenues was a decrease in sales for resale to other electric utilities due to decreased market place demand.

     Fuel. Fuel expense decreased approximately $23.1 million or 20% due primarily to a 9% decrease in generation and a decrease in the average unit fuel cost per million Btu from $1.98 in 1993 to $1.74 in 1994. This decrease was due primarily to the settlement of litigation with fuel suppliers and lower natural gas prices.

       Purchased Power. Purchased power expense increased by approximately $2.1 million in the third quarter of 1994 as compared to the corresponding period in 1993 due to purchases under a contract negotiated with Cajun Electric Power Cooperative, Inc. in conjunction with SWEPCO's acquisition of BREMCO and purchases from affiliated companies.

      Depreciation and Amortization. Depreciation and amortization expense increased 9% or approximately $1.7 million due primarily to increases in depreciable plant.

      Taxes, Other than Federal Income. The approximately $1.3 million decrease in taxes, other than Federal income was due primarily to decreased ad valorem taxes.

       Federal   Income  Taxes.   Federal  income  taxes   decreased
approximately $4.0 million or 17% as a result of lower pre-tax income.

     Interest on Long-Term Debt. Interest expense on long-term debt increased approximately $1.3 million, or 13% due to an increase in long-term debt outstanding.

      Interest on Short-Term Debt and Other. Interest expense on short-term debt and other increased due primarily to an accrual pursuant to the terms of a settlement agreement before the Texas Commission in connection with SWEPCO's current fuel reconciliation. This accrual reflects interest expense on over-recovered fuel revenues.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

      Net Income for Common Stock. Net income for common stock decreased 4% for the nine months ended September 30, 1994 as compared to the same period of 1993. This decrease was due primarily to a restatement of 1993 results to reflect a $3.4 million increase in 1993 net income due to the cumulative effect of changes in accounting principles.

      Electric Operating Revenues. Operating revenues increased approximately $2.1 million due primarily to increased unbilled revenues and an increase in sales for resale resulting from increased market demand. Operating revenues also increased due to the July 1993 acquisition of BREMCO.

                 SOUTHWESTERN ELECTRIC POWER COMPANY

COMPARISON  OF  THE NINE MONTHS ENDED SEPTEMBER 30,  1994  AND  1993
(continued)

      Fuel. Fuel expense decreased approximately $6.5 million or 2% due primarily to a decrease in the average unit cost of fuel from $1.95 per million Btu in 1993 to $1.79 per million Btu in 1994 partially offset by a 6% increase in generation. The decrease in the average unit fuel cost was due primarily to the settlement of litigation with fuel suppliers and lower natural gas prices.

       Purchased Power. Purchased power expense increased approximately $5.6 million as compared to the first nine months of 1993 due to purchases under a contract negotiated with Cajun Electric Power Cooperative, Inc. in conjunction with SWEPCO's acquisition of BREMCO and purchases from affiliated companies.

      Maintenance. Maintenance decreased approximately $2.7 million as compared to the first nine months of 1993 due primarily to a reduction in electric plant maintenance. Maintenance in 1993 was higher due primarily to the accrual for potential liability related to the clean up of manufactured gas plant sites.

      Taxes, Other than Federal Income. Taxes, other than Federal income, increased approximately $1.5 million in 1994 compared to the same period in 1993 due primarily to an increase in ad valorem taxes.

     Interest on Long-Term Debt. Interest expense on long-term debt increased 9% or $2.6 million due primarily to an increase in long-term debt outstanding.

      Interest on Short-Term Debt and Other. Interest expense on short-term debt and other increased due primarily to an accrual pursuant to the terms of a settlement agreement before the Texas Commission in connection with SWEPCO's current fuel reconciliation.

       Cumulative Effect of Changes in Accounting Principles. Accounting changes in 1993 include the adoption of SFAS 112,
Employers' Accounting for Postemployment Benefits. SWEPCO also changed its method of accounting for unbilled revenues. These accounting changes had a cumulative effect of increasing net income by $3.4 million for the nine months ended September 30, 1993.

                      WEST TEXAS UTILITIES COMPANY

                      WEST TEXAS UTILITIES COMPANY

                          STATEMENTS OF INCOME
                               (Unaudited)

                                      Three Months Ended     Nine Months Ended
                                         September 30,         September 30,
                                      1994          1993      1994       1993
                                                 (restated)           (restated)
                                                      (Thousands)

ELECTRIC OPERATING REVENUES        $ 109,348     $ 109,897 $ 275,683  $ 269,979

OPERATING EXPENSES AND TAXES
  Fuel                                32,609        41,695   103,337    103,549
  Purchased power                      2,386         1,343     4,424      6,273
  Other operating                     17,603        15,928    50,939     46,996
  Maintenance                          3,679         3,038    11,465      9,510
  Depreciation and amortization        7,904         7,674    23,561     22,699
  Taxes, other than Federal income     5,773         6,002    16,933     17,007
  Federal income taxes                11,407        10,045    15,592     16,173
                                      81,361        85,725   226,251    222,207


OPERATING INCOME                      27,987        24,172    49,432     47,772

OTHER INCOME AND DEDUCTIONS
  Allowance for equity used during
    construction                          67            11        70         39
  Other                                  609           743     1,708      1,548
                                         676           754     1,778      1,587

INCOME BEFORE INTEREST CHARGES        28,663        24,926    51,210     49,359

INTEREST CHARGES
  Interest on long-term debt           4,744         4,802    13,871     14,428
  Interest on short-term debt
    and other                            746           683     2,532      2,327
  Allowance for borrowed funds used
    during construction                  (98)          (49)     (202)       (91)
                                       5,392         5,436    16,201     16,664

INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGES IN ACCOUNTING PRINCIPLES    23,271        19,490    35,009     32,695

  Cumulative effect of changes in
    accounting principles                -             -         -        3,779

NET INCOME                            23,271        19,490    35,009     36,474

  Preferred stock dividends               84           151       386        816

NET INCOME FOR COMMON STOCK        $  23,187     $  19,339 $  34,623  $  35,658










      The accompanying notes to financial statements as they relate to WTU are an integral part of these statements.

                      WEST TEXAS UTILITIES COMPANY

                             BALANCE SHEETS
                               (Unaudited)


                                              September 30,    December 31,
                                                  1994             1993
                                                       (Thousands)
ASSETS


ELECTRIC UTILITY PLANT
    Production                                 $  428,093       $  425,340
    Transmission                                  192,412          190,300
    Distribution                                  303,299          291,509
    General                                        72,318           69,780
    Construction work in progress                  21,935           14,385
                                                1,018,057          991,314

    Less - Accumulated depreciation               358,262          337,888

                                                  659,795          653,426

CURRENT ASSETS
    Cash and temporary cash investments             1,727              706
    Accounts receivable                            23,670           24,497
    Materials and supplies, at average cost        15,414           14,451
    Fuel inventory, at average cost                15,924           14,661
    Accumulated deferred income taxes               6,643            1,222
    Prepayments and other                           1,005              450
                                                   64,383           55,987

DEFERRED CHARGES AND OTHER ASSETS
    Deferred Oklaunion costs                       27,119           27,735
    Other                                          17,727           17,295
                                                   44,846           45,030

                                               $  769,024       $  754,443
























      The accompanying notes to financial statements as they relate to WTU are an integral part of these statements.

                      WEST TEXAS UTILITIES COMPANY

                             BALANCE SHEETS
                               (Unaudited)


                                                September 30,    December 31,
                                                    1994             1993
                                                         (Thousands)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION
    Common stock, $25 par value, authorized
      7,800,000 shares; issued and
      outstanding 5,488,560 shares             $  137,214        $  137,214
    Paid-in capital                                 2,236             2,236
    Retained earnings                             141,214           126,642
      Total Common Stock Equity                   280,664           266,092
    Preferred stock                                 6,291             6,291
    Long-term debt                                218,128           176,882
      TOTAL CAPITALIZATION                        505,083           449,265

CURRENT LIABILITIES
    Long-term debt and/or preferred stock
      due within twelve months                        650            17,298
    Advances from affiliates                       14,761            11,784
    Accounts payable                               19,664            51,041
    Accrued taxes                                  18,713            14,620
    Accrued interest                                6,396             4,128
    Accrued restructuring charges                   8,139            15,250
    Other                                           2,186             1,979
                                                   70,509           116,100

DEFERRED CREDITS
    Income taxes                                  144,781           134,595
    Income tax related regulatory liabilities      10,069            10,545
    Investment tax credits                         32,212            33,203
    Other                                           6,370            10,735
                                                  193,432           189,078

                                               $  769,024        $  754,443






















      The accompanying notes to financial statements as they relate to WTU are an integral part of these statements.

                      WEST TEXAS UTILITIES COMPANY

                        STATEMENTS OF CASH FLOWS
                               (Unaudited)


                                                     Nine Months Ended
                                                        September 30,
                                                   1994             1993
                                                                  (restated)
                                                         (Thousands)
OPERATING ACTIVITIES
     Net Income                                  $ 35,009         $ 36,474
     Non-cash Items Included in Net Income
       Depreciation and amortization               24,925           23,860
       Deferred income taxes and
         investment tax credits                     3,298            2,758
       Cumulative effect of changes in
         accounting principles                        -             (3,779)
     Changes in Assets and Liabilities
       Accounts receivable                            827           (1,155)
       Accounts payable                           (31,087)          (5,927)
       Accrued taxes                                4,093            8,209
       Unrecovered fuel costs                         (72)            (446)
       Accrued restructuring charges               (3,282)             -
       Other                                       (6,842)          (2,083)
                                                   26,869           57,911

INVESTING ACTIVITIES
     Construction expenditures                    (29,844)         (22,802)
     Other                                         (1,054)            (629)
                                                  (30,898)         (23,431)

FINANCING ACTIVITIES
     Proceeds from issuance of long-term debt      39,354              (77)
     Reacquisition of long-term debt              (12,127)            (650)
     Retirement of preferred stock                 (4,700)         (10,000)
     Change in advances from affiliates             2,977           (4,543)
     Payment of dividends                         (20,454)         (14,665)
                                                    5,050          (29,935)

NET CHANGE IN CASH AND CASH EQUIVALENTS             1,021            4,545
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      706            1,744
CASH AND CASH EQUIVALENTS AT END OF PERIOD       $  1,727         $  6,289


SUPPLEMENTARY INFORMATION
     Interest paid less amounts capitalized      $ 11,511         $ 10,999

     Income taxes paid                           $ 12,720         $    933













      The accompanying notes to financial statements as they relate to WTU are an integral part of these statements.

                    WEST TEXAS UTILITIES COMPANY

RESULTS OF OPERATIONS

COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 1994 AND 1993.

      Net Income for Common Stock. Net income for common stock for the third quarter of 1994 was $23.2 million, an increase of approximately 20% from the equivalent 1993 quarter. This increase was due primarily to increased base revenue, partially offset by higher operating expenses.

       Electric Operating Revenues. Electric operating revenues decreased $0.5 million or approximately 1% in the third quarter of 1994 when compared to the third quarter of 1993. This decrease was attributable primarily to a decrease in fuel revenues and a 5% decrease in total Kwh sales. Partially offsetting such decreases were an increase in unbilled revenues, and a 4% increase in higher margin retail sales due primarily to warmer weather in 1994. Unbilled revenues represent electricity used by customers but not yet billed.

      Fuel. Fuel expense decreased $9.1 million or 22% for the third quarter of 1994 due primarily to an 11% decrease in generation and a decrease in average unit fuel costs from $1.92 per million Btu in 1993 to $1.65 per million Btu in 1994.

      Purchased  Power.  Purchased power increased $1.0  million,  or
78%,   primarily as a result of additional economy purchases  in  the third quarter of 1994 when compared to the third quarter of 1993.

      Other Operating. Other operating expenses increased $1.7 million or approximately 11% in the third quarter of 1994 due primarily to increased restructuring charges due to changes in the original estimated cost.

      Federal Income Taxes.  The increase of $1.4 million or 14%   in
Federal income taxes in the third quarter of 1994 was due primarily to higher pre-tax income.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993.

      Net Income for Common Stock. Net income for common stock decreased $1.0 million or approximately 3% in the first nine months of 1994. This decrease was due primarily to the restatement of 1993 earnings to reflect a $3.8 million increase in 1993 net income due to the cumulative effect of changes in accounting principles. Increased O&M expenses in 1994, partially offset by an increase in base revenue in 1994, contributed to the decline.

       Electric  Operating  Revenues.   Electric  operating  revenues
increased $5.7 million or approximately 2% in the first nine months of 1994 when compared to the equivalent period of 1993. The increase was attributable primarily to an increase in retail Kwh sales as a result of a warmer weather pattern in 1994 than in 1993, and an increase in the number of retail customers, and an increase in unbilled revenues. These increases were partially offset by a decrease in off-system sales and an increase in unbilled revenues.

      Purchased Power. Purchased power decreased $1.8 million or 30% due primarily to a decline in economy purchases in 1994 when compared to the first nine months of 1993.

      Other  Operating.   Other   operating   expenses   increased
$3.9 million or 8% for the nine months ended September 1994 compared to the same period for 1993. This increase was due primarily to higher production, system control, and load dispatching expenses combined with increased restructuring charges.

      Maintenance.   Maintenance expense  increased  $2  million,  or
approximately 21%, due primarily to increased boiler and electric plant maintenance expenses.

                    WEST TEXAS UTILITIES COMPANY

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993 (continued)

      Cumulative Effect of Changes in Accounting Principles. WTU implemented a number of accounting changes in 1993 which included SFAS No. 112, Employers' Accounting for Postemployment Benefits. WTU also changed its method of accounting for unbilled revenues. These accounting changes had a cumulative effect of increasing net income by approximately $3.8 million for the nine months ended September 30, 1993.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.  PRINCIPLES OF PREPARATION
CSW, CPL, PSO, SWEPCO and WTU

     The condensed CSW, CPL, PSO, SWEPCO and WTU financial statements included herein have been prepared by each registrant pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although each registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in each registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 1994 and June 30, 1994.

      The unaudited financial information furnished herewith reflects all adjustments (consisting only of normal recurring adjustments, except for the 1993 cumulative effect of changes in accounting principles discussed below) which are, in the opinion of management of such registrant, necessary for a fair statement of the results of operations for the interim periods. Information for quarterly periods is affected by seasonal variations in sales, rate changes, timing of fuel expense recovery and other factors.

       Certain   financial  statement  items  for  1993   have   been
reclassified or restated to conform to the 1994 presentation. Pursuant to changes in accounting principles made in December 1993, but effective January 1, 1993, each registrant has restated 1993 third quarter and year-to-date information to reflect the change in its method of accounting for unbilled revenues and restated 1993 year-to-date information for the adoption of SFAS No. 109, Accounting for
Income   Taxes   and   SFAS  No.  112,  Employers'   Accounting   for
Postemployment Benefits. The effect of restating net income for the quarter ended and nine months ended September 30, 1993 is as follows:

                                                              Earnings
                          Operating     Operating     Net     per Share
                          Revenues       Income      Income   of Common
                                       (millions)             Stock
Period Ending September 30, 1993

CSW
    Quarter - Reported     $1,139         $218        $180     $0.93
    Adjustment                  1            1           1         -
    Quarter - Restated     $1,140         $219        $181     $0.93

    Nine Months - Reported $2,815         $441        $310     $1.57
    Adjustment                 29           19          59      0.31
    Nine Months - Restated $2,844         $460        $369     $1.88

                            Electric
                            Operating     Operating      Net
                            Revenues       Income       Income
                                         (thousands)
Period Ending September 30, 1993

CPL
    Quarter - Reported      $383,087       $85,916      $75,510
    Adjustment                 4,103         2,522        2,102
    Quarter - Restated      $387,190       $88,438      $77,612

    Nine Months - Reported  $922,860      $182,662     $146,442
    Adjustment                18,637        12,114       39,409
    Nine Months - Restated  $941,497      $194,776     $185,851

PSO
    Quarter - Reported      $249,096       $50,038      $42,458
    Adjustment                (6,225)       (3,817)      (3,817)
    Quarter - Restated      $242,871       $46,221      $38,641

    Nine Months - Reported  $547,737       $81,560      $56,916
    Adjustment                 1,481           908        7,443
    Nine Months - Restated  $549,218       $82,468      $64,359

SWEPCO
    Quarter - Reported      $272,825       $56,189      $45,903
    Adjustment                 3,769         2,450        2,450
    Quarter - Restated      $276,594       $58,639      $48,353

    Nine Months - Reported  $639,513      $110,706      $78,740
    Adjustment                 5,907         3,840        7,245
    Nine Months - Restated  $645,420      $114,546      $85,985

WTU
    Quarter - Reported      $110,976       $24,874      $20,192
    Adjustment                (1,079)         (702)        (702)
    Quarter - Restated      $109,897       $24,172      $19,490

    Nine Months - Reported  $267,288       $46,023      $30,946
    Adjustment                 2,691         1,749        5,528
    Nine Months - Restated  $269,979       $47,772      $36,474

2.  LITIGATION AND REGULATORY PROCEEDINGS
CSW, CPL, PSO, SWEPCO and WTU

      See each registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 1994 and June 30, 1994, for additional discussion of litigation and regulatory proceedings. Reference is also made to Part II. Item 1. Legal Proceedings for additional discussion of litigation and regulatory proceedings.

CSW and CPL

     Reference is made to CPL's and CSW's Annual Reports on Form 10-K for the year ended December 31, 1993, and Quarterly Reports on Form 10-Q for the quarters ended March 31, 1994 and June 30, 1994, for a discussion of regulatory and other issues involving STP in various stages of appeal.

STP Outage
CSW and CPL

      CPL owns 25.2% of STP, a two-unit nuclear power plant. As a result of an unscheduled outage, STP Unit 1 was out of service from February 1993 to February 1994 and Unit 2 was out of service from February 1993 to May 1994. Since each unit returned to service, they have operated substantially at or near 100 percent of capacity.

      STP Unit 1 operated at a capacity factor of 96.1% during the third quarter of 1994. On September 20, 1994, STP Unit 1 experienced an outage when a steam generator feedwater pump automatically tripped the unit as a result of a failed speed sensor. STP Unit 1 returned to service on September 22, 1994. STP Unit 2 provided continuous service for the third quarter of 1994 and achieved a capacity factor of 98.7%.

      In June 1993, the NRC placed STP on its "watch list" of plants with "weakness that warrant increased NRC attention." Plants on the watch list are subject to closer NRC oversight. On June 24, 1994, the NRC reviewed the status of STP and observed that conditions at STP were improving. The NRC noted that management has established better communications with workers, including faster correction of problems found by workers. A dual unit plant will remain on the watch list until both units have returned to service and have demonstrated a period of good performance. CPL's management believes that the first reasonable opportunity for STP to be removed from the watch list will be the NRC's plant review meeting in January 1995.

NRC Notice of Violation

      On October 27, 1994, the NRC staff advised HLP, the STP project manager, that it proposes to fine HLP $100,000 for what the NRC believes was discrimination against a contractor employee at STP who brought complaints of possible safety problems to the NRC's attention. These actions result from the findings of an NRC investigation of alleged violations of STP security and work process procedures in 1992. The incident cited by the NRC is the subject of a contested hearing that is scheduled to be held in the spring of
1995 before a United States Department of Labor judge. Until the Department of Labor issues a final decision in this matter, the NRC is not requiring HLP to respond to its notice of violation.

Insurance Claim

      On August 28, 1994, CPL filed a business interruption and extra expense insurance claim related to the extended outage at STP Units 1 and 2. A consultant retained by CPL to evaluate the outage concluded that the outage was initiated by an accidental equipment failure. CPL has filed a claim for $11.8 million related to the STP Unit 1 outage and $12.3 million for STP Unit 2. NEIL, the insurance carrier, is currently reviewing the claim. CPL management is unable to predict the ultimate outcome of this matter. Any recovery CPL receives for its insurance claims could be applied against the portion of its under-recovered fuel balance related to the STP outage. See CPL Fuel Costs and Reconciliation below.

     See CPL Rate Cases below for a discussion of rate proceedings in which the rate treatment of STP is at issue as well as the fuel reconciliation of increased fuel costs arising out of the STP outage and proceedings relating to the recovery of such costs. See CSW's and CPL's Annual Report on Form 10-K for the year ended December 31, 1993 and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 1994 and June 30, 1994 for additional information related to STP operations and the STP outage.

CPL Rate Cases
CSW and CPL

Background Information

      As previously reported, several Cities, the Texas Commission General Counsel and others initiated actions in late 1993 and early 1994 which, if approved by the Texas Commission, would lower CPL's base rates. The requests for a review of CPL's rates arose out of the unscheduled outage at STP which began in February 1993. The STP outage did not affect CPL's ability to meet customer demand because of existing capacity and CPL's purchase of additional energy.

      Pursuant to a scheduling and procedural settlement agreement among the parties challenging CPL's rates, which was approved by a Texas Commission administrative law judge on April 1, 1994, CPL submitted a rate filing package on July 1, 1994 to the Texas Commission justifying its current base rate structure. In that filing, CPL stated that it had a $111 million retail revenue deficiency and would be justified in seeking a base rate increase, but asked that its rates remain for now at the same levels agreed to in the settlement of its last two rate cases in 1990 and 1991. As part of the 1990 and 1991 settlements, CPL agreed to freeze base rates from January 1, 1991 through 1994, subject to certain force majeure events including double digit inflation, major tax increases, extraordinary increases in operating expenses or serious declines in operating revenues. On October 31, 1994, CPL filed rebuttal testimony that revised its revenue deficiency to approximately $103 million. CPL continues to maintain that its rates are reasonable and that its earnings are within established regulatory guidelines.

      For additional background information related to CPL's rate cases, see CSW's and CPL's Annual Reports on Form 10-K for the year ended December 31, 1993 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 1994 and June 30, 1994.

Recent Developments

      In October 1994, several parties to CPL's base rate case filed testimony with the Texas Commission recommending reductions in CPL's base rates. Among the parties that filed testimony were the Office of Public Utility Counsel which recommended an annual $100 million retail rate reduction, and several Cities which recommended an annual $75 million retail rate reduction and the write off of $219 million of CPL's Mirror CWIP asset.

Filing by Texas Commission Staff

      In October, 1994, the Staff filed testimony recommending an annual reduction in retail rates of $99.6 million resulting from a combination of proposed rate base and cost-of-service reductions. Certain elements of the Staff's proposal are described below.

      The Staff recommended a rate base disallowance of $407 million, or approximately 17% of CPL's investment in STP, based upon the Staff's calculation of historical performance for STP compared to a peer group of other nuclear facilities. The Staff's proposed reduction in rate base would result in a reduction in base rates of approximately $70 million, including depreciation expense that would not be recovered in rates. The Staff conceded in its testimony, however, that because it did not have the information available, its proposed $407 million STP rate base reduction does not appropriately account for the effects of either accumulated depreciation or deferred taxes since STP commenced operation. CPL estimates that applying accumulated depreciation and deferred taxes would reduce the Staff's proposed STP rate base reduction by approximately $113 million and would increase revenue requirements by $16 million.

      In its testimony, the Staff argued that its proposed STP rate base reduction was a historical performance-based disallowance that could be temporary in nature and would not have to result in a permanent disallowance. The Staff indicated that, in the future, CPL could seek recovery in rates of the proposed STP rate base disallowance, subject to the performance of STP. There are no Texas Commission precedents addressing the removal of a nuclear plant from rate base as a performance disallowance and CPL filed rebuttal testimony taking strong exception to the plant performance standard the Staff has proposed.

      A comparison of the Staff's recommendation for a base rate reduction, compared to CPL's claimed rate deficiency is provided below:
                                         (millions)
CPL revenue deficiency
                                           $111.0
STP disallowance (1)                        (70.0)
Mirror CWIP adjustment (2)                  (38.0)
Change in rate of return (3)                (21.0)
Other rate base items (4)                   (17.0)
Federal income taxes (5)                    (29.0)
Depreciation (6)                            (13.0)
Miscellaneous                               (22.6)
Staff recommended revenue reduction        $(99.6)
reduction

(1) Represents the impact of $407 million or approximately 17% STP disallowance due to a lower capacity factor than other nuclear plants in the peer group, as discussed above. CPL estimates that applying accumulated depreciation and deferred taxes would reduce the Staff's proposed STP rate base reduction by approximately $113 million and would increase revenue requirements by $16 million.

(2) Represents the effect of lower Mirror CWIP allowed in rate base as recommended by the Staff and the associated reduction in cost of service.

(3) Reflects a 12.2% return on equity compared to the 13.0% return on equity requested by CPL in its rate filing. CPL's current base rates provide for a 13.0% allowed rate of return on equity.

(4) Principally additions made after end of test year.

(5) Represents principally the tax consequences of the other differences specified in the above table.

(6) Proposed new depreciation rates and depreciation related to post-
test   year   adjustments,  net  of  depreciation  on  the   proposed
disallowance of STP plant.

Rate Case Procedural Matters

      CPL prepared rebuttal testimony that was filed with the Texas Commission October 31, 1994, when hearings in the rate case began. After hearings in the rate case have concluded, the administrative law judge for the case will issue a recommended order for consideration by the Texas Commission. Testimony filed by parties to the rate case, including the Staff, is not binding on either the administrative law judge or the Texas Commission. CPL expects the Texas Commission to issue its final order in the rate case in the spring of 1995.

Other Information

     CPL strongly believes that 100 percent of its investment in both units of STP belong in rate base. This belief is based on, among other factors, Units 1 and 2 providing electrical output substantially at or near a 100 percent level since April and June 1994, respectively. In addition, the long-term benefits nuclear generation provides to customers further supports their inclusion in rate base. Furthermore, there are no Texas Commission precedents addressing the removal of a nuclear plant from rate base as a performance disallowance. Assuming both units of STP are included in rate base, CPL believes it is not collecting excessive revenues, notwithstanding that market rates of return on common equity are generally lower today than they were in 1990 and 1991, when CPL's base rates were last set.

     Management of CSW and CPL cannot predict the ultimate outcome of these rate proceedings, although management believes that their ultimate resolution will not have a material adverse effect on CPL's or CSW's continuing consolidated results of operations or financial condition. However, if CPL ultimately is unsuccessful in maintaining rates at their current level, CPL and CSW could experience a material adverse effect on their results of operations and financial condition.

CPL Fuel Costs and Reconciliation
CSW and CPL

     During the STP outage, CPL's fuel and purchased power costs were increased as the power normally generated by STP was replaced through sources with higher costs. It is unclear how the Texas Commission will address the reasonableness of higher costs associated with the outage. At January 31, 1993, before the start of the STP outage, CPL had an over-recovered fuel balance of $5.2 million, exclusive of interest. At September 30, 1994, CPL's under-recovered fuel balance was $74.8 million, exclusive of interest. This under-recovery of fuel costs, while due primarily to the STP outage, was also affected by changes in fuel prices and timing differences. CPL cannot accurately estimate the amount of any future under- or over-recoveries due to the unpredictable nature of the above factors.
Although there is the potential for disallowance of fuel-related costs, such determination cannot be made until fuel costs are reconciled with the Texas Commission. CPL is preparing a fuel reconciliation filing to be made with the Texas Commission on November 15, 1994 in accordance with a Texas Commission Order. It is anticipated that in the filing, which will seek to reconcile the cost of fuel through June 30, 1994, CPL will seek recovery of $79.3 million, including interest of $1.4 million.

      CPL cannot predict what action the Texas Commission will take concerning the fuel reconciliation filing. If a significant portion of fuel costs were disallowed by the Texas Commission, CPL and CSW could experience a material adverse effect on their results of operations in the year of disallowance. However, any disallowance would not be expected to materially affect CPL's or CSW's financial condition.

CPL Prudence Inquiry
CSW and CPL

      Pursuant to a Texas Commission order, CPL was required to present certain information concerning the prudence of management activities at STP relating to the STP outage. Testimony filed on CPL's behalf stated that the cause of the STP outage was the result of an accidental equipment failure rather than imprudent management activities at STP. Based on this information, CPL will seek full recovery in its fuel reconciliation case of incremental energy costs related to the STP outage.

      Pursuant to a Texas Commission order, CPL was required to reconstruct its production costs assuming STP was available 100% of the time during the actual outage. Testimony filed on CPL's behalf stated that it is unrealistic to expect any generating unit to operate all the time. The testimony provided calculations of interim STP replacement power cost estimates for availability factor scenarios at (i) 100% average availability, (ii) 77% average availability and (iii) 65% average availability. The availability factor assumptions were used to determine the amount of generation that STP would have been expected to provide during the outage period, including adjustments for scheduled refueling outages. CPL expects to provide final net STP replacement power cost estimates for the outage period in supplemental testimony to be filed by December 30, 1994. Interim STP net replacement power costs for the entire outage period were estimated to be (i) $102.6 million at 100% average availability, (ii) $80.3 million at 77% average availability and
(iii) $67.5 million at 65% average availability.

CPL Deferred Accounting
CSW and CPL

      For information relating to deferred accounting for CPL, see CSW's and CPL's Annual Report on Form 10-K for the year ended December 31, 1993 and Form 10-Q for the quarter ended June 30, 1994. On October 6, 1994, the Texas Supreme Court denied a motion for rehearing of CPL's deferred accounting matter filed by the State of Texas.

PSO Rate Case
CSW and PSO

      In March 1993, the Oklahoma Commission issued an order allowing PSO an interim increase in retail prices of $10.1 million on an annual basis, subject to refund. In December 1993, the Oklahoma Commission issued an order allowing PSO a permanent increase in retail prices of $14.4 million on an annual basis which became effective with the billing month of February 1994.

     An order issued by the Oklahoma Commission in 1991 required that the level of gas transportation and fuel management fees permitted for recovery through the fuel adjustment clause be reviewed in the aforementioned price proceeding. This portion of the price review was bifurcated and is expected to be heard during the first quarter of 1995. In March 1994, PSO filed testimony requesting that gas transportation and fuel management fees up to $35 million annually be included in the fuel adjustment clause. In September 1994, the
Oklahoma Commission Staff filed testimony recommending that gas transportation and fuel management fees of $28.2 million on an annual basis be included in base rates. Until a new level is established, PSO is permitted to include all gas transportation and fuel management fees in the fuel adjustment clause up to $30.6 million on an annual basis.

SWEPCO Fuel Costs and Reconciliation
CSW and SWEPCO

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

      On September 2, 1994, SWEPCO, the General Counsel of the Texas Commission and TIEC entered a joint stipulation which resolved all but one issue in the case. As part of the stipulation, SWEPCO agreed to a $3.2 million disallowance from reconcilable fuel for the historical period. OPUC was not a party to the stipulation, but did not oppose it.

      The remaining issue to be addressed at hearing was the recovery of $3.3 million of litigation and settlement negotiation costs. A hearing on this issue was held on September 14, 1994. Briefs were filed on September 28, 1994 and reply briefs were filed on October 5, 1994. An order is expected from the administrative law judge in the case prior to the end of 1994, but Texas Commission action by the end of the year is uncertain.

      This litigation and settlement costs have been recognized as expense in SWEPCO's financial statements, so recovery of these expenses would have a positive impact on earnings.

WTU Deferred Accounting
CSW and WTU

      On October 24, 1994, the Texas Supreme Court issued a mandate remanding WTU's deferred accounting case to the Texas Commission. No schedule has been established for the proceedings on remand at the Texas Commission. In the remanded proceeding, the Texas Commission must determine if the deferral of Oklaunion costs is necessary for WTU's
financial   integrity.   Management  believes  that  WTU's   deferred
accounting will be ultimately sustained by the Texas Commission on the basis of the financial integrity standard set forth by the Supreme Court. However, no assurance can be given as to the outcome of the remanded proceeding.

      Management also believes that in the appeal of WTU's rate  case
that  is   still  pending  before  the  Court  of Appeals, the  court will be bound by the Supreme Court of Texas' ruling on the legal question of the Texas Commission's authority to authorize deferred accounting and to include deferred costs (including carrying costs)
in  rate  base.   However, it is likely that the WTU rate  case  will
still be remanded to the Texas Commission because the Supreme Court also ruled that before the deferred amounts are included in rate base, the Texas Commission must evaluate the extent to which the deferred costs were actually necessary to preserve financial integrity. Additionally, appellants in the rate case appeal have asserted other challenges to the Rate Order, and, while WTU believes these challenges are without merit, no assurance can be given as to the outcome of the appeal with respect to these matters.

       For additional information on WTU's deferred accounting proceedings see CSW and WTU's Annual Report on Form 10-K for the year ended December 31, 1993 and CSW's and WTU's quarterly report on Form 10-Q for the quarter ended June 30, 1994.

WTU Rate Proceedings
CSW and WTU

      On August 25, 1994, WTU filed a petition with the Texas Commission instituting a review of WTU's rates and proposing an interim rate reduction. On September 23, 1994, the Texas Commission issued an order directing WTU to implement an interim rate reduction of 3.25% or approximately $5.7 million in annual retail revenues, effective October 1, 1994.

      In a pretrial conference, the parties agreed to a consolidation of WTU's rate case with its fuel reconciliation proceeding. The rate filing package is scheduled to be filed with the Texas Commission no later than February 28, 1995 and will be based on a test year ending June 30, 1994.

      All parties to the rate proceeding except the City of San Angelo, Texas have stipulated to and adopted an ordinance providing for a surcharge or refund for periods after October 1, 1994 to the extent that final rates exceed or fall short of interim rates. Although the City of San Angelo has not provided for such a "true-up" of rates, WTU appealed the City of San Angelo's ordinance to the Texas Commission in order to implement such a true-up mechanism in San Angelo.

      As described above, WTU's fuel reconciliation proceeding filed June 30, 1994 has been consolidated with its current rate proceeding. The original reconciliation period of January 1, 1991 through February 28, 1994 has been extended through June 30, 1994, in order to include costs incurred through the end of the test year for the consolidated rate proceeding. Total fuel and purchased power costs of approximately $300 million incurred during the reconciliation period are now at issue in the reconciliation proceeding. WTU has taken the position that during the extended reconciliation period, it has under-recovered its fuel and purchased power costs by approximately $5.2 million including interest. WTU, however, does not intend to seek a surcharge of this under-recovered fuel balance or a change to the fuel factors currently in effect.

       WTU anticipates that hearings in the consolidated rate proceeding will be held in mid-1995 and that the Texas Commission will issue an order in the third or fourth quarter of 1995. WTU and CSW's management cannot predict the ultimate outcome of WTU's consolidated rate and fuel reconciliation proceeding, but believes that the ultimate resolution of these matters will not have a material adverse effect on WTU or CSW's results of operations or financial condition.

3.  DIVIDENDS
CSW, CPL, PSO, SWEPCO and WTU

      The subsidiary companies' mortgage indentures, as amended and supplemented, contain certain restrictions on the use of their retained earnings for cash dividends on their common stock. These restrictions do not limit the ability of CSW to pay dividends to its shareholders. At September 30, 1994, $904 million of the subsidiary companies' retained earnings were available for payment of cash dividends by CSW to its shareholders. At September 30, 1994, the amount of retained earnings available for payment of cash dividends to CSW by the Electric Operating Companies is as follows:

                                 Retained Earnings
                              Available for Dividends
           Company                  (millions)
             CPL                       $211
             PSO                        130
             SWEPCO                     298
             WTU                        141

4.  EARNINGS AND DIVIDENDS PER SHARE OF COMMON STOCK

CSW

      Earnings per share of common stock are computed by dividing net income for common stock by the average number of common shares outstanding for the respective periods. Dividends per common share reflect per share amounts paid during the periods.

5.  COMMITMENTS AND CONTINGENT LIABILITIES

CSWE Projects
CSW

       CSWE has provided construction services to the Mulberry cogeneration facility through a wholly owned subsidiary, CSW Development I, Inc. The project achieved commercial operation in August 1994 and added 117 Mws of on-line capacity of which CSWE owns 50%. CSWE's maximum potential liability under the fixed price contract is $83 million and will decrease to zero over the next two years as contractual standards are met. Additionally, CSW Development-I, Inc. has entered into a fixed price contract to construct the Mulberry thermal host facility. The maximum potential liability under this fixed price contract is $14 million. The thermal host facility is expected to be completed by the first quarter of 1995. CSWE has provided additional guarantees to the project totaling approximately $35.2 million.

      CSWE has entered into a purchase agreement on the Fort Lupton project to provide $79.5 million of equity upon the occurrence of certain events. As of September 30, 1994, $38.5 million has been paid. In addition, CSWE has committed approximately $102 million of construction financing at September 30, 1994. Phase I of the Fort Lupton project, representing 122 Mws, achieved commercial operation in June 1994. Phase II of the project commenced operations in July 1994 bringing total on-line capacity of the project to 272 Mws of which CSWE owns a 50% interest. CSWE expects to syndicate the entire construction loan to third party lenders in late 1994 or early 1995. CSWE has provided two letters of credit to the project totaling $7 million.

     CSWE has committed to provide up to $125 million of construction financing to the Orange cogeneration project of which CSWE owns a 50% interest. Of this total, CSWE has provided $54 million at September 30, 1994. CSWE expects to obtain third party permanent financing for this project in 1995.

     In November 1994, CSWE transferred its 50% interest in the 40 Mw Oildale cogeneration facility to a non-affiliated third party, Oildale Holdings, Inc. The Oildale project, which was financed with third-party non-recourse project financing, had been in default of certain provisions of its loan agreement since December 1993. Under the terms of the project transfer, CSWE contributed $3 million in equity in exchange for the return of a letter of credit in the same amount in favor of a third party lender. CSWE had reserved for this liability in 1993, therefore, this transaction has no material adverse effect on 1994 results of operations or financial condition.

      In  addition,  CSWE  has  posted security  deposits  and  other security instruments of approximately $9 million on six additional projects in various stages of development, construction and operation.

Henry W. Pirkey Power Plant
CSW and SWEPCO

      In connection with the lignite mining contract for its Henry W. Pirkey Power Plant, SWEPCO has agreed, under certain conditions, to assume the obligations of the mining contractor. As of September 30, 1994, the maximum SWEPCO would have to assume is $75.5 million. The maximum amount may vary as the mining contractor's need for funds fluctuates. The contractor's actual obligation outstanding as of September 30, 1994 is approximately $63.3 million.

6.  ACCOUNTING CHANGES
CSW, CPL, PSO, SWEPCO and WTU

      Effective January 1, 1993 each registrant adopted SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, SFAS No. 112, Employers' Accounting for Postemployment Benefits and SFAS No. 109, Accounting for Income Taxes. In addition, the Electric Operating Companies also changed their method of accounting for unbilled revenues.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
CSW, CPL, PSO, SWEPCO and WTU

      Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations included in each registrant's 1993 Annual Report on Form 10-K and each registrant's Quarterly Report on Form 10-Q for the quarters ended March 31 and June 30, 1994. Reference is also made to each registrant's unaudited Financial Statements and related Notes to Financial Statements included herein. The information included therein should be read in conjunction with, and is essential in understanding, the following discussion and analysis.

Capital Requirements, Liquidity and Financing
CSW, CPL, PSO, SWEPCO and WTU

Construction and Capital Expenditures

      Construction expenditures for the CSW System for the first nine months of 1994 were $414 million. These construction expenditures were primarily for improvements to existing production, transmission
and    distribution    facilities,    including    CPL's    345   Kv
transmission line between Lon C. Hill and Coleto Creek power stations, as well as an extension by Transok of existing gas transportation lines. The improvements are required to meet the needs of new customers and to satisfy the changing requirements of existing customers. The CSW System anticipates that the majority of all funds required for construction for the remainder of the year will be provided from internal sources.

Short-Term Financing

      The CSW System uses short-term debt to meet fluctuations in working capital requirements and other interim capital needs. The registrants, together with other members of the CSW System, have established a money pool to coordinate short-term borrowings through the issuance of CSW's commercial paper.

Long-Term Financing

     The CSW System is committed to maintaining financial flexibility by maintaining a strong capital structure and favorable securities ratings which help to assure future access to capital markets when required. CSW, in order to strengthen its capital structure and support growth from time to time, may issue additional shares of its common stock. At September 30, 1994 the capitalization ratios of each of the registrants were as follows:

Company                  Common     Preferred   Long Term
                         Equity       Stock        Debt
CSW                       49%          5%          46%
CPL                       47%          8%          45%
PSO                       53%          2%          45%
SWEPCO                    51%          4%          45%
WTU                       56%          1%          43%

CSW and PSO

      During the third quarter of 1994 Standard & Poor's Corporation lowered its credit ratings of PSO's senior secured debt from AA- to A+ and preferred stock from A+ to A. Management believes that this reduction will not have a material adverse effect on CSW and PSO's consolidated results of operations or financial condition.

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations (continued)
CSW and SWEPCO

      On November 1, 1994, SWEPCO redeemed its remaining $3.7 million of Series U, 9 1/8% First Mortgage Bonds, due November 1, 2019. The funds required for this transaction were provided by short-term borrowing and internal sources. Redemption premiums are included in long-term debt on the balance sheets and are being amortized over 5-30 years, in accordance with the anticipated regulatory treatment.

CSW and WTU

      During the third quarter of 1994 Standard & Poor's Corporation lowered its credit ratings of WTU's senior secured debt from AA- to A+ and preferred stock from A+ to A. Management believes that this reduction will not have a material adverse effect on CSW and WTU's results of operations or financial condition.

      In October and November WTU reacquired $7.8 million aggregate amount of its Series O, 9 1/4% First Mortgage Bonds, due December 1,
2019.  The funds required  for these  transactions were provided   by
short-term   borrowings   and  internal  sources.  The  premiums  and
reacquisition costs of reacquired long-term debt are included in long-term debt on the balance sheets and are being amortized over 10 to 30 years in accordance with the anticipated regulatory treatment.

RESTRUCTURING
CSW, CPL, PSO, SWEPCO and WTU

      As previously reported, each registrant has undertaken a restructuring and early retirement program designed to consolidate and restructure its operations in order to meet the challenges of the changing electric utility industry and to compete effectively in the years ahead. The underlying goal of restructuring is to enable the Electric Operating Companies to focus on and be accountable for serving the customer. The restructuring costs were initially estimated to be $97 million and were expensed in 1993. Approximately $6 million in additional costs have been expensed in 1994, bringing the total to approximately $103 million. Approximately $75 million of the restructuring costs will be paid from general corporate funds with the remaining $28 million representing the present value of enhanced benefit amounts to be paid from the benefit plan trusts to participants over future years in accordance with the early retirement program. These costs will be funded from general corporate funds to the benefit plan trusts over future years. The allocation of the expenses and payments among the registrants is shown below. The restructuring is expected to be substantially completed in 1994. In November 1994, an application was filed with the SEC seeking approval of certain aspects of the restructuring.

Restructuring Costs (Millions)

             Employee     Pension and OPEB    Provisions Relating to
            Termination   Costs Relating to    Employees That Will
             Payments        Employees          Not Be Terminated      Total
CSW            $10             $45                     $48             $103
CPL              3              15                      15               33
PSO              3              12                      12               27
SWEPCO           1              12                      11               24
WTU              1               7                       9               17

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations (continued)

Restructuring Payments (Millions)

                  Amount to be Paid From    Present Value of Future
                  General Corporate Funds   Payments From Benefit Trust   Total

CSW                         $75                         $28                $103
CPL                          25                           8                  33
PSO                          10                          17                  27
SWEPCO                       17                           7                  24
WTU                          13                           4                  17

     Each registrant expects to realize a number of benefits from the restructuring. Beginning in 1994 and continuing into the future, increased efficiencies and synergies are expected to be realized with the elimination of previously duplicated functions. This leads to enhanced communication and efficiency, which should translate into a reduction in the rate of growth in O&M costs. All restructuring costs are expected to be recovered within 18-24 months after implementation of the restructuring changes, with reductions in the rate of growth of O&M costs continuing thereafter.

      A number of assumptions and judgments are built into these expected benefits. These assumptions may become inaccurate as a result of other costs and circumstances which are beyond each registrant's control. If projections of future O&M costs are too low, the restructuring should mitigate any future increases in cost of service but may not result in any net O&M reduction overall. It is also assumed that staffing will be adequate at the new levels. The reductions in staff will increase the need for automation, with resulting increases in capital and maintenance costs.

REGULATORY MATTERS
CSW, CPL, PSO, SWEPCO and WTU

     Reference is made to Note 2 of the Notes to Financial Statements for a discussion of each of the Electric Operating Companies regulatory matters.

PROPOSED EL PASO MERGER
CSW

     CSW and El Paso have entered into a Merger Agreement pursuant to which El Paso would merge with a subsidiary of CSW and emerge from
bankruptcy  protection  as a wholly owned  subsidiary  of  CSW.   All
classes of El Paso's creditors and shareholders have approved the Modified Plan, which sets forth the consideration to be paid in connection with the Merger. The total value of CSW's offer to acquire El Paso is approximately $2.1 billion. The aggregate number of shares of CSW Common to be issued in connection with the
Merger   cannot   be  determined  at  this  time   due   to   certain
contingencies, including the future price of CSW Common, future dividend rates on CSW Common and the timing of the Effective Date of
the  Merger.   While  the  total  number  of  shares  of  CSW  Common
ultimately to be issued cannot be determined, the value of the shares to be issued to El Paso stakeholders is expected to be approximately $569 million based on an anticipated Effective Date in the first half
of  1995.   In  addition, CSW expects to make  payments  in  cash  of
approximately $335 million in connection with the consummation of the Merger, a portion of which will be funded by cash in the El Paso estate and an estimated $200 million of which is expected to be funded from other internal or external sources which may include the issuance of CSW Common or debt securities. Depending on the number of shares issued and the outcome of other matters discussed below, existing holders of CSW Common may experience short-term dilution in earnings. As of September 30, 1994, the price per share of CSW Common had declined by approximately 33% since May 3, 1993, the date of the Merger Agreement. Because the number of shares of CSW Common to be issued to the creditor group and the interest rates at which debt securities are to be issued to the creditor group in connection with the Merger are to be set on or about the Effective Date, changes in the price of CSW Common and the level of interest rates will affect the economic impact of the proposed acquisition to CSW.

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations (continued)

      Completion of the Merger is subject to various conditions, including receipt of necessary regulatory approvals on terms consistent with the Merger Agreement, receipt of a satisfactory rate order from the Texas Commission and satisfactory approval of the Merger from the New Mexico Commission, absence of a material adverse effect on El Paso or CSW or any fact or circumstance which may reasonably be expected to give rise to such an effect on El Paso, absence of any governmental enactment or order which would have a material adverse effect on El Paso, CSW or the prospects for the business of CSW or reorganized El Paso, and other conditions.

      The financial assumptions underlying the Modified Plan assume, among other things, that El Paso will be allowed to increase its rates to Texas retail customers and obtain regulatory treatment of assets and certain costs and tax matters in a manner that will provide for adequate rates for El Paso in the future. The financial assumptions also assume that El Paso's franchise with Las Cruces, which expired March 18, 1994, is either renegotiated or extended on essentially the same terms and conditions or, if not renegotiated or extended, that El Paso has the legal right and authority under New Mexico state law to continue providing electric service within Las Cruces. El Paso has continued to provide electric service to customers within Las Cruces and states that it expects and intends to continue to do so.

      On September 12, 1994, CSW delivered a letter to El Paso advising El Paso that the municipalization efforts in Las Cruces and other matters, including (i) the potential loss of other customers in El Paso's service area, including the Holloman Air Force Base and the White Sands Missile Range in New Mexico, (ii) cracking in steam generator tubes at Palo Verde, (iii) intense political and regulatory opposition to the Merger, and (iv) a new "comparable transmission service" standard being imposed on the Merger by the FERC, place the completion of the Merger in jeopardy. CSW's September 12 letter further advised El Paso that the foregoing matters, individually and cumulatively, constitute a material adverse effect or failure of other closing conditions under the Merger Agreement which, unless timely resolved in accordance with the Merger Agreement, will preclude closing of the proposed Merger.

      See Item 5. OTHER INFORMATION IN PART II - OTHER INFORMATION PROPOSED EL PASO MERGER for additional information.

      As previously disclosed in CSW's Annual Report on Form 10-K for the year ended December 31, 1993, the Merger Agreement provides that CSW and El Paso have the right to terminate the Merger Agreement under specified circumstances. In the event the Merger Agreement is terminated, a termination fee is payable in limited circumstances. El Paso is required to pay a termination fee of $50 million to CSW if El Paso terminates the Merger Agreement under certain circumstances and subsequently consummates a merger with another party. CSW and El Paso would be required to pay a $25 million termination fee to the other party in the case of termination based upon a material breach of the Merger Agreement or failure to approve an extension of time permitted to consummate the Merger under specified circumstances. If the Merger Agreement is terminated for any reason, whether or not any termination fee is payable, CSW would be required, in most cases to recognize as an expense certain amounts including (i) costs associated with the Merger deferred until completion of the transaction, which amounted to approximately $30 million at September 30, 1994, and which are expected to increase at the rate of approximately $2 million per month; (ii) interest costs CSW has agreed to pay on behalf of El Paso in the amount of approximately $7.5 million at September 30, 1994, and increasing thereafter; and (iii) a portion of fees and expenses, including legal costs, of certain El Paso creditors which are currently estimated to be approximately $2.5 million. Management is
unable  to  predict the ultimate outcome of the proposed Merger.   In
the event that recognition of any or all of these expenses is required, it could have a material adverse impact on CSW's results of operations in the period they are recognized, but would not be expected to have a material adverse impact on CSW's continuing operations or financial condition.

RESULTS OF OPERATIONS
CSW, CPL, PSO, SWEPCO and WTU

      Reference is made to ITEM 1. Financial Statements in PART I - FINANCIAL INFORMATION for a discussion of Results of Operations.

PART II - OTHER INFORMATION

      For background and earlier developments relating to Part II information reference is made to each registrant's 1993 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for the quarters ended March 31, 1994 and June 30, 1994.

Item 1.  Legal Proceedings.

Cimmaron Litigation
CSW

      CSW and its wholly owned subsidiary, CSWE, have been named co-defendants in a lawsuit filed by Cimmaron in the 125th District Court of Houston, Harris County, Texas. Cimmaron alleges that CSW and CSWE breached commitments to participate with Cimmaron in the failed BioTech Cogeneration Project located in Colorado. Cimmaron claims breach of contract, fraud and negligent misrepresentation with alleged damages totaling $250 million. Trial has been set for April 10, 1995. CSW and CSWE have answered the suit and are in the beginning stages of pre-trial discovery. Management of CSW cannot predict the outcome of this litigation, but believes that CSW and CSWE have defenses to these complaints and are pursuing them vigorously.

CPL

Toxic Substances Control Act Inspection
CSW and CPL

      On October 1, 1994, CPL received a complaint order from the EPA regarding alleged violations observed during a 1992 EPA Toxic Substances Control Act inspection. The proposed penalty was $90,750. CPL has filed a response with the EPA requesting a hearing and reduced penalties.

Gas Supplier Claims
CSW and PSO

      PSO has been named defendant in complaints filed in Federal and state courts of Oklahoma and Texas in 1984 through September 1994 by gas suppliers alleging claims arising out of certain gas purchase contracts. Cases currently pending seek approximately $32 million in actual damages, together with claims for punitive damage which, in compliance  with  pleading code requirements, are alleged  to  be  in excess of $10,000. The plaintiffs seek relief through the filing dates as well as attorney fees. As a result of settlements among the parties, certain plaintiffs dismissed their claims with prejudice to further action. The settlements did not have a significant effect on CSW's or PSO's consolidated results of operations. The remaining suits are in the preliminary stages. Management cannot predict the outcome of these proceedings. However, management believes that PSO has defenses to these complaints and intends to pursue them vigorously. Management also believes that the ultimate resolution of the remaining complaints will not have a material adverse effect on PSO's or CSW's consolidated results of operations or financial condition.

Coal Transportation Contract
CSW and PSO

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

     In May 1994, in a related arbitration, an arbitration panel made an award favorable to PSO concerning basic transportation rates under the coal transportation contract described above, and concerning the contract mechanism for adjustment of future transportation rates. These arbitrated issues were not involved in the related lawsuit described above. The defendant rail carrier has filed an action to vacate the arbitration award in the District Court for Dallas County, Texas. PSO removed this action to the United States District Court for the Northern District of Texas, and filed a motion to either dismiss this action or have it transferred to the United States District Court for the Northern District of Oklahoma. The defendant rail carrier moved to remand the action to state court. In September 1994, the United States District Court for the Northern District of Texas denied the rail carrier's motion to remand, and granted PSO's motion to transfer the action to the United States District Court for the Northern District of Oklahoma. Separately, PSO has filed an action to confirm the arbitration award in the United States District Court for the Northern District of Oklahoma, and the defendant rail carrier has filed a motion to dismiss this confirmation action.

Other Legal Claims and Proceedings
CSW, CPL, PSO, SWEPCO and WTU

      The CSW System is party to various other legal claims and proceedings arising in the normal course of business. Management does not expect disposition of these matters to have a material adverse effect on the registrants' results of operations or financial condition.

Item 5.  Other Information.

Proposed El Paso Merger
CSW

     As previously announced, CSW has entered into a Merger Agreement pursuant to which El Paso would emerge from bankruptcy as a wholly owned subsidiary of CSW. Various regulatory approvals and other conditions must be obtained or met on terms satisfactory to CSW before it will consummate the Merger. Background information on the proposed El Paso merger is contained in CSW's Annual Report on Form 10-K dated December 31, 1993 and CSW's Quarterly Reports on Form 10-Q dated March 31, 1994 and June 30, 1994. Subsequent developments are set forth below.

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

      On  June  29 and July 1, 1994, El Paso and CSW filed  responses opposing the Las Cruces motion. On August 1, 1994, CSW filed an amended response to the Las Cruces motion which states that the threat or actual commencement of condemnation proceedings by Las
Cruces or the elimination of El Paso's service to Las Cruces by condemnation or otherwise may constitute an El Paso Material Adverse Effect, the absence of which is a condition of CSW's obligation to consummate the Merger. The existence of an El Paso Material Adverse Effect would preclude consummation of the Merger and the Modified Plan, unless CSW waives this condition in writing. CSW's amended response concludes that Las Cruces' intention to file a condemnation proceeding creates a situation that must be favorably resolved before the closing of the Merger.

      By letter dated August 5, 1994, El Paso protested CSW's filing of the amended response and asserted its disagreement with CSW's position regarding Las Cruces. In addition, El Paso asserted that CSW's filing of the amended response over El Paso's objection was contrary to the terms of the Merger Agreement.

      On August 22, 1994, Las Cruces entered into a wholesale full requirements power contract with SPS to supply power to a municipal utility proposed to be established by Las Cruces. On August 30, 1994, voters in Las Cruces approved by a two-to-one margin a referendum authorizing Las Cruces to proceed with efforts to acquire from El Paso, through negotiated purchase or eminent domain, the electric utility system of El Paso within Las Cruces, including certain distribution, substation and associated transmission facilities.

      On September 12, 1994, CSW delivered a response to El Paso's August 5 letter. In its September 12 letter, CSW reiterated its position that Las Cruces is a material element of CSW's bargain with El Paso and advised El Paso that the municipalization efforts in Las Cruces and other matters, including (i) the potential loss of other customers in El Paso's service area, including the Holloman Air Force Base and the White Sands Missile Range in New Mexico, (ii) cracking in steam generator tubes at Palo Verde, (iii) intense political and regulatory opposition to the Merger, and (iv) a new "comparable transmission service" standard being imposed on the Merger by the FERC, place the completion of the Merger in jeopardy. CSW's September 12 letter further advised El Paso that the foregoing matters, individually and cumulatively, constitute a material adverse effect or failure of other closing conditions under the Merger Agreement which, unless timely resolved in accordance with the Merger Agreement, will preclude closing of the proposed Merger.

      Since CSW's September 12 letter, CSW has exchanged letters with El Paso and others regarding the interpretation of the Merger Agreement and the legal significance of the matters cited by CSW in its September 12 letter. These letters are summarized below.

      On September 14, 1994, CSW filed a second amended response to Las Cruces' motion to lift the stay in bankruptcy. In its second amended response, CSW stated that, whether or not the stay is modified or maintained, the intent and plan of Las Cruces to file a condemnation proceeding creates a situation that must be timely and favorably resolved by El Paso before the consummation of the Merger. Nevertheless, because El Paso believes that maintenance of the stay is in the best interests of the Merger and the El Paso estate, and because El Paso believes it is in a better position to resolve the Las Cruces dispute with the stay in place, CSW supported the maintenance of the stay as a means of avoiding disruption pending resolution of the Las Cruces dispute.

      By letter dated September 16, 1994, El Paso took issue with the positions set forth by CSW in its September 12 letter and asserted that CSW's September 12 letter had inflicted irreparable harm on El Paso and the Merger process.

      On September 20, 1994, following a hearing on the June 14, 1994 motion of Las Cruces discussed above, the El Paso bankruptcy judge indicated orally that, effective January 1, 1995, he would lift that stay on certain actions against El Paso and would allow Las Cruces to pursue condemnation proceedings against El Paso with respect to the El Paso electric distribution system within Las Cruces. El Paso has filed a motion seeking clarification of such oral ruling as to whether Las Cruces may take immediate possession of the El Paso distribution system under the New Mexico condemnation statutes. The
 Bankruptcy Court has not, as of the date of this writing, issued a written order with respect to the lifting of the stay, nor acted on El Paso's clarification motion.

      By letter dated September 23, 1994 El Paso requested CSW's consent to meet with the City of Las Cruces to discuss the possibility of a resolution of El Paso's dispute with Las Cruces.

      By letter dated October 3, 1994, CSW responded to El Paso's September 16 letter and reaffirmed the positions set forth in its September 12 letter. In addition, CSW consented to El Paso's meeting with Las Cruces but advised El Paso that CSW would not participate directly in negotiations between Las Cruces and El Paso.

      By letter dated October 7, 1994, CSW's New Mexico regulatory counsel set forth CSW's disagreement with El Paso's New Mexico regulatory counsel's evaluation of the situation.

      By letter dated October 5, 1994, counsel to the El Paso unsecured creditors committee, with the concurrence of certain other creditor groups, advised CSW that the committee disagreed with certain positions set forth in CSW's September 12 letter to El Paso. By letter dated October 27, 1994, CSW responded to and stated its disagreement with various statements set forth in the unsecured creditors committee's letter.

     By letter dated October 5, 1994, El Paso's New Mexico regulatory counsel asserted that CSW's September 12 letter had "adversely affected proceedings in the New Mexico Commission" relating to the Merger and that the letter "is being widely interpreted as a statement from CSW that the merger will not close." In addition, the letter asserted that New Mexico regulators appear reluctant to proceed with the Merger case because the merger appears uncertain and speculative." By letter dated October 7, 1994, CSW's New Mexico regulatory counsel set forth CSW's disagreement with El Paso's New Mexico regulatory counsel's evaluation of the situation. On October 12, 1994, a hearing examiner held a prehearing conference covering scheduling and other matters. On October 14, 1994, CSW filed a Statement of Position and Request for Procedural Schedule in the New Mexico proceeding. El Paso filed a separate position statement after advising CSW, by letter dated October 14, 1994, that CSW's statement of position did not "state a sufficiently clear and strong commitment by CSW to closing the
merger."   By  letter  dated  October  25,  1994,  CSW's  New  Mexico regulatory  counsel stated that the filing by El Paso of  a  separate
position   statement  "impairs  our  ability  to   obtain   necessary
regulatory approvals from the New Mexico Commission on a timely basis by implying that there are severe problems in the relationship between El Paso and CSW" and "the lack of a favorable resolution of Las Cruces municipalization efforts continues to not only prevent the closing of the merger, but is also hindering our ability to obtain
New Mexico regulatory approvals."

      By letter dated October 18, 1994, El Paso reasserted its position that the Merger Agreement does not condition CSW's obligation to consummate the Merger on a favorable resolution of the Las Cruces situation and again requested CSW's consent to meet with Las Cruces.

      By letter dated October 27, 1994, CSW reaffirmed the positions taken in its September 12 and October 3 letters, including CSW's consent of El Paso's meeting with Las Cruces and CSW's willingness to discuss with El Paso possible resolutions of the Las Cruces situation.

     On October 11, 1994, the Bankruptcy Court granted an application by El Paso to employ litigation counsel to advise El Paso as to ongoing activities with CSW and to assist El Paso as to the best means of preserving its rights. On October 28, 1994, CSW filed a response to El Paso's application, in which CSW stated, among other things, that the hiring and future use of litigation counsel may be incongruous with the goal of consummating the Merger.

      CSW continues to use its best efforts to obtain required regulatory approvals and to consummate the Merger. At the same time, however, CSW continues to monitor contingencies which may preclude the consummation of the Merger such as the potential loss of significant portions of El Paso's service area, including Las Cruces and two military installations, Holloman Air Force Base and White Sands Missile Range, regulatory risks principally related to approval of the Merger and El Paso's request for a rate increase in Texas as well as the effects of the conditions imposed by Federal or state regulatory agencies on the approval of the Merger, and operating risks associated with the ownership of an interest in Palo Verde.

Texas Commission Application

      As previously reported, El Paso filed for a base rate increase of approximately $41.4 million with the Texas Commission on January 10, 1994 and CSW proposed a settlement of the rate proceeding that would limit such base rate increase to $25 million. On June 23, 1994, the El Paso City Council voted to reduce El Paso's rates $15.7 million following a recommendation from the City of El Paso's Public Utility Regulatory Board. The City of El Paso's decision has been appealed to the Texas Commission and consolidated with the rate case pending before that commission.

      On June 24, 1994, the Staff filed testimony in the case before the Texas Commission recommending an increase in base rates of $17.1 million, and taking the position that the proposed Merger is not in the public interest because of the possible cost increases to CSW's subsidiaries, which the Staff attributed to increased financial risk associated with the proposed acquisition of El Paso. This recommendation was revised to $21.5 million in October 1994. The Staff also took the position that the proposed purchase price is too high by $300 to $500 million and that it disagreed with the estimates of the Merger-related savings presented by CSW and El Paso in the case. Hearings at the Texas Commission began on July 20, 1994 and were completed in early November 1994. The administrative law judges are expected to issue an examiner's report by early January 1995, with a decision on the merits from the Texas Commission expected in late February 1995. At this time it is not possible to predict either the level of rates the Texas Commission will order or whether the Texas Commission will find the proposed Merger to be in the public interest.

      Effective July 16, 1994, El Paso implemented under bond, a base rate increase of approximately $25 million annually, subject to refund depending on the outcome of the rate case, for its Texas jurisdictional customers. The increase in rates is authorized by applicable statute and regulation. Because of the current uncertainty as to the final outcome of the proceeding, El Paso has stated that it is deferring the recognition of the revenues resulting from the increased rates.

New Mexico Commission Application

      On October 27, 1994, the hearing examiner assigned to hear CSW and El Paso's merger application before the New Mexico Commission issued an order amending the procedural schedule to provide for hearings beginning February 13, 1995. This revised schedule would allow in the issuance of a final order by the New Mexico Commission in June 1995.

FERC Applications

      On August 1, 1994, the FERC issued orders in two proceedings that relate to the Merger. In an order issued under section 211 of the FPA, the FERC preliminarily found that "a final order requiring SPS to provide the transmission service requested by the Applicants would comply with the statutory standards, once reliability concerns have been met." The FERC's order rejects assertions made by SPS that the FERC has no authority under section 211 to order transmission service where the purpose of the service is to allow coordination of merging utilities' operations. The order directed SPS to perform studies so that the FERC can determine whether provision of the requested transmission service will unreasonably impair reliability. Such studies and supplemental pleadings analyzing the studies, were filed with the FERC in early October and November 1994. If, after reviewing the studies and comments filed by SPS, CSWS and El Paso, the FERC concludes that reliability will not be unreasonably impaired, the FERC will issue a further "proposed order" requiring El Paso, CSWS and SPS to negotiate the rates, terms and conditions on which the requested transmission service will be provided.

      The FERC also issued an order under section 203 of the FPA in which the FERC ruled that it will require merging utilities to offer transmission service to others on a basis that is comparable to their own uses of their transmission systems. On August 10, 1994, CSW and El Paso notified the FERC that they will accept, as a condition to the FERC's approval of CSW's acquisition of El Paso, the requirement to amend their non-ERCOT transmission tariffs to offer "comparable service." On August 31, 1994, CSW and El Paso filed with the FERC a request for rehearing that, among other things, asks the FERC to reconsider the imposition of the comparable service requirement. On August 31, 1994, CSW and El Paso also filed the form of transmission tariffs they would propose to file with the FERC in order to meet the comparable service requirement if the requirement is upheld and the Merger is consummated.

      The FERC has not yet determined what "comparable service" is. However, the FERC said it will hold hearings to establish what uses PSO, SWEPCO and El Paso make of their own systems. The hearings also will examine likely costs and benefits of the Merger and determine whether the Merger is consistent with the public interest. The FERC has instructed one of its administrative law judges to issue an initial decision by April 14, 1995. A FERC administrative law judge established a procedural schedule whereby hearings begin January 3, 1995, and the judge's initial decision is expected to be issued by March 24, 1995.

      In agreeing to accept, as a condition to the Merger, the requirement that comparable service be provided over CSW's and El Paso's non-ERCOT transmission facilities, both CSW and El Paso do not intend to waive or otherwise prejudice any of their rights, including but not limited to the right to seek rehearing of the order or any other order the FERC later enters in these proceedings. In addition, both CSW and El Paso do not intend to waive or otherwise prejudice their right under the FPA to seek judicial review of the order or any subsequent order or orders, if and to the extent CSW and El Paso deem such action necessary or advisable.

Palo Verde

      The operating agent of Palo Verde, APS, discovered axial cracking in steam generator tubes in Unit 2 following a tube rupture in March 1993. APS began an ongoing examination and analysis of the tubes in each of the two steam generators in each unit of Palo Verde and, as a result, has identified axial cracking in Unit 3 and another more common type of cracking in the steam generator tubes of all three units. APS has indicated that it believes the axial cracking in Units 2 and 3 is due to the susceptibility of tube materials to a combination of deposits on the tubes and the relatively high temperatures at which all three units at Palo Verde are designed to operate. According to statements by APS and El Paso, the form of the degradation experienced in the steam generators is uncommon in the nuclear industry. APS has stated that it believes it can retard further tube degradation to acceptable levels by remedial actions, which include chemically cleaning the steam generators and performing analyses and adjustments that will allow the units to be operated at lower temperatures without appreciably reducing their power output. These analyses and adjustments have been performed on all three units with Units 2 and 3 operating at 100% of capability and Unit 1 operating at 98% of capability. The remedial actions have been completed on Units 2 and 3 and, except for chemical cleaning, are complete on Unit 1. El Paso has stated that it is incurring increased maintenance costs related to the mid-cycle inspections of the steam generator tubes and the remedial actions being undertaken to retard tube degradation. El Paso also incurs additional costs for fuel and/or purchased power during periods in which one or more units are removed from service every 6 months for inspections. In its September 12, 1994 letter to El Paso, CSW stated that the significance of the tube cracking problems will have to be determined before CSW will close the Merger.

Other

      El Paso is subject to the informational requirements of the Securities and Exchange Act of 1934, as amended, and in accordance therewith files reports and other information with the SEC. For additional information concerning El Paso, see El Paso's Quarterly Reports on Form 10-Q dated March 31, 1994, June 30, 1994 and September 30, 1994 and the documents referenced therein and its Annual Report on Form 10-K dated December 31, 1993 and the documents referenced therein.

Environmental Matters
Ash Creek Mining Company
PSO

       In August 1994, PSO received approval from the Wyoming Department of Environmental Quality to begin reclamation of a coal mine owned by Ash Creek Mining Company, a wholly owned subsidiary of PSO, in Sheridan, Wyoming. PSO's subsidiary recorded a $3 million liability in 1993 for the estimated reclamation costs. Actual reclamation work is expected to commence in early 1995, with completion estimated in late 1996. Surveillance monitoring will continue ten years subsequent to final reclamantion.

PCB Storage Facilities
PSO

      PSO investigated and identified PCB contamination at one of its PCB storage facilities. PSO made proper notification to the EPA of the  contamination  that  was caused by spills  prior  to  PCB  spill
regulations.   PSO  negotiated  a  remediation  plan  with  the  EPA.
Implementation   of  the  remediation  plan  is  expected   to   cost
approximately $150,000.

Sol Lynn Superfund Site
CSW and CPL

      The Sol Lynn salvage yard was declared a superfund site by the EPA after it was found to contain a number of contaminants including PCBs. Gulf States Utilities Company remediated the site for approximately $2 million and is trying to recover a portion of the remediation costs from PRPs, including CPL. CPL believes its liability is extremely limited and is negotiating with Gulf States Utilities Company to determine its share, if any, of remediation costs.

Rochester Substation Spill
WTU

     As previously reported, in September 1992, an automobile crashed into WTU's 69 Kv substation in Rochester, Texas and struck a transformer containing 1,500 gallons of 25 parts per million PCB oil. WTU responded promptly and coordinated clean up efforts with state officials. In December 1993, WTU contracted with a consulting firm to ascertain the impact of the spill on the area ground water and to help determine WTU's effectiveness in the clean up effort. The consultant's report, dated June 30, 1994, concluded that the site had been properly cleaned up with no residual impact to the subsurface geology at the site, and WTU has requested the TNRCC to close this matter.

Board of Directors Appointment
WTU

      On October 25, 1994, Dian Graves Owen was appointed to serve as a member of the WTU board of directors.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits:
  (12) Computation of Ratio of Earnings to Fixed Charges
       CPL - (Exhibit 12.1)
       PSO - (Exhibit 12.3)
       SWEPCO - (Exhibit 12.4)
       WTU - (Exhibit 12.5)

       Computation of Ratio of Earnings to Combined Fixed Charges and Preferred
         Stock Dividends
       CPL - (Exhibit 12.2)

  (27) Financial Data Schedules
       CSW - (Exhibit 27.1)
       CPL - (Exhibit 27.2)
       PSO - (Exhibit 27.3)
       SWEPCO - (Exhibit 27.4)
       WTU - (Exhibit 27.5)

(b)  Reports on Form 8-K:

CSW
      CSW  filed  a Current Report on Form 8-K, dated  July  5,
      1994, Item 5. Other Events, reporting the rulings by the Supreme Court of Texas in the deferred accounting cases of CPL and WTU.

      CSW  filed a Current Report on Form 8-K, dated  September
      14, 1994, Item 5. Other Events, reporting developments in the proposed El Paso Merger.

      CSW filed a Current Report on Form 8-K, dated October 31, 1994, Item 5. Other Events, reporting developments in CPL's rate case.

CPL
      CPL  filed a Current Report on Form 8-K, dated July 5,  1994,
      Item 5. Other Events, reporting the ruling by the Supreme Court of Texas in CPL's deferred accounting case.

      CPL filed a Current Report on Form 8-K, dated October 31, 1994, Item 5. Other Events, reporting developments in CPL's rate case.

WTU
      WTU  filed  a Current Report on Form 8-K, dated  July  5,
      1994,  Item  5.   Other Events, reporting  the  ruling  by  the
      Supreme Court of Texas in WTU's deferred accounting case.

SIGNATURE

      Pursuant to the requirements of the Securities and Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned registrant shall be deemed to relate only to matters having reference to such registrant or its subsidiaries.


                 CENTRAL AND SOUTH WEST CORPORATION


Date:  November 14, 1994      WENDY G. HARGUS
                              Wendy G. Hargus
                              Controller and Chief Accounting Officer
                              (Principal Accounting Officer)



                   CENTRAL POWER AND LIGHT COMPANY
                 PUBLIC SERVICE COMPANY OF OKLAHOMA
                 SOUTHWESTERN ELECTRIC POWER COMPANY
                    WEST TEXAS UTILITIES COMPANY


Date:  November 14, 1994      R. RUSSELL DAVIS
                              R. Russell Davis
                              Controller and Chief Accounting Officer
                              (Principal Accounting Officer)