Form 10-Q
period 1995-03-31
CENTRAL & SOUTH WEST CORP
filed 1995-05-15
CIK 18540

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                               FORM 10-Q
         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarter Ended March 31, 1995
                                  OR
         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
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

Common Stock Outstanding at April 30, 1995                  Shares
Central and South West Corporation                        191,225,584
Central Power and Light Company                             6,755,535
Public Service Company of Oklahoma                          9,013,000
Southwestern Electric Power Company                         7,536,640
West Texas Utilities Company                                5,488,560

      This combined Form 10-Q is separately filed by Central and South West Corporation, Central Power and Light Company, Public Service Company of Oklahoma, Southwestern Electric Power Company and West Texas Utilities Company. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. Each other registrant makes no representation as to information relating to the other registrants.

        CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY
                            COMPANIES

             INDEX TO QUARTERLY REPORT ON FORM 10-Q
                         MARCH 31, 1995
                                                                       Page
                                                                      Number
GLOSSARY OF TERMS                                                         3
                 PART I - FINANCIAL INFORMATION

Item 1.
Financial Statements.  (Unaudited)                                        4

     Central and South West Corporation and Subsidiary Companies          5
      Consolidated Statements of Income                                   6
      Consolidated Balance Sheets                                         7
      Consolidated Statements of Cash Flows                               9
      Results of Operations                                              10
     Central Power and Light Company                                     12
      Statements of Income                                               13
      Balance Sheets                                                     14
      Statements of Cash Flows                                           16
      Results of Operations                                              17
     Public Service Company of Oklahoma                                  19
      Consolidated Statements of Income                                  20
      Consolidated Balance Sheets                                        21
      Consolidated Statements of Cash Flows                              23
      Results of Operations                                              24
     Southwestern Electric Power Company                                 25
      Statements of Income                                               26
      Balance Sheets                                                     27
      Statements of Cash Flows                                           29
      Results of Operations                                              30
     West Texas Utilities Company                                        31
      Statements of Income                                               32
      Balance Sheets                                                     33
      Statements of Cash Flows                                           35
      Results of Operations                                              36
     Notes to Financial Statements                                       37

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                            45

                   PART II - OTHER INFORMATION
Item 1.  Legal Proceedings.                                              47

Item 2.  Changes in Securities.                                   Inapplicable

Item 3.  Defaults Upon Senior Securities.                         Inapplicable

Item 4.  Submission of Matters to a Vote of Security-Holders.            50

Item 5.  Other Information.                                              53

Item 6.  Exhibits and Reports on Form 8-K.                               58

         Signatures.                                                     59

GLOSSARY OF TERMS
The following abbreviations or acronyms used in this text are defined below:

Abbreviation or Acronym              Definition
Agreement in Principle.......  Agreement in Principle to settle certain CPL regulatory matters
ALJ..........................  Administrative Law Judge
ANI..........................  American Nuclear Insurance
APS..........................  Arizona Public Service Company
Bankruptcy Court.............  United States Bankruptcy Court for the Western
                                 District of Texas, Austin Division, before
                                 which the El Paso bankruptcy reorganization
                                 proceeding, Case No. 92-10148-FM, is pending
Burlington Northern..........  Burlington Northern Railroad Company
Cimmaron.....................  Cimmaron Chemical Company
Cities.......................  Several cities in CPL's service territory
Court of Appeals.............  Court of Appeals, Third District of Texas,
                                 Austin, Texas
CPL..........................  Central Power and Light Company, Corpus Christi,
                                 Texas
CSW..........................  Central and South West Corporation, Dallas, Texas
CSW Common...................  Central and South West Corporation common stock,
                                 $3.50 par value per share
CSWE.........................  CSW Energy, Inc., Dallas, Texas
CSW System...................  Central and South West Corporation and
                                 subsidiaries
CWIP.........................  Construction work in progress
Effective Date...............  The effective date of the Modified Plan
Electric Operating Companies.  CPL, PSO, SWEPCO and WTU
El Paso......................  El Paso Electric Company
FPA..........................  Federal Power Act
FERC.........................  Federal Energy Regulatory Commission
Holding Company Act..........  Public Utility Holding Company Act of 1935, as
                                 amended
HSR Act......................  Hart-Scott-Rodino Antitrust Improvements Act of
                                 1976
Kwh..........................  Kilowatt-hour
Las Cruces...................  City of Las Cruces, New Mexico
MCPC.........................  Mid-Continent Power Company
MDEQ.........................  Mississippi Department of Environmental Quality
Merger.......................  The proposed merger whereby El Paso would become a wholly owned subsidiary of CSW
Merger Agreement.............  Agreement and Plan of Merger between El Paso and
                                 CSW, dated as of May 8, 1993, as amended
MGP..........................  Manufactured gas plant or coal gasification plant
Mmbtu........................  Million Btu
Modified Plan................  Modified Third Amended Plan of Reorganization
Mw...........................  Megawatt
Mwh..........................  Megawatt- hour
NEIL.........................  Nuclear Electric Insurance Limited
New Mexico Commission........  New Mexico Public Utility Commission
NRC..........................  Nuclear Regulatory Commission
Oklahoma Commission..........  Corporation Commission of the State of Oklahoma
Oklaunion....................  Oklaunion Power Station Unit No. 1
Palo Verde...................  Palo Verde Nuclear Generating Station
PRP..........................  Potentially Responsible Party
PSO..........................  Public Service Company of Oklahoma, Tulsa,
                                 Oklahoma
RCRA.........................  Federal Resource and Conservation Recovery Act of
                                 1976
RFP..........................  Rate Filing Package
SEC..........................  Securities and Exchange Commission
SPS..........................  Southwestern Public Service Company
STP..........................  South Texas Project nuclear electric generating station
SWEPCO.......................  Southwestern Electric Power Company, Shreveport,
                                 Louisiana
Termination Date.............  Merger Agreement termination June 8, 1995
Texas Commission.............  Public Utility Commission of Texas
TNRCC........................  Texas Natural Resource Conservation Commission
Transok......................  Transok, Inc. and subsidiaries, Tulsa, Oklahoma
Westinghouse.................  Westinghouse Electric Corporation
WTU..........................  West Texas Utilities Company, Abilene, Texas

                 PART I.  FINANCIAL INFORMATION.

                 Item 1.  Financial Statements.

                            (unaudited)

               CENTRAL AND SOUTH WEST CORPORATION
                    AND SUBSIDIARY COMPANIES

        CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)



                                                          Three Months Ended
                                                               March 31,
                                                          1995          1994
                                                              (Millions,
                                                      except per share amounts)

REVENUES
  Electric operating revenues                           $    514      $    673
  Gas                                                        136           172
  Other diversified                                            9             5
                                                             659           850

OPERATING EXPENSES AND TAXES
  Fuel and purchased power                                   235           290
  Gas purchased for resale                                    72           110
  Gas extraction and marketing                                28            22
  Other operating                                            109           143
  Maintenance                                                 37            41
  Depreciation and amortization                               94            87
  Taxes, other than federal income                            37            49
  Federal income taxes                                       (43)           15
                                                             569           757
OPERATING INCOME                                              90            93

OTHER INCOME AND DEDUCTIONS
  Mirror CWIP liability amortization                          10            17
  Other                                                       25             6
                                                              35            23

INCOME BEFORE INTEREST CHARGES                               125           116

INTEREST CHARGES
  Interest on long-term debt                                  56            53
  Interest on short-term debt and other                       25            15
                                                              81            68

NET INCOME                                                    44            48
  Preferred stock dividends                                    5             5
NET INCOME FOR COMMON STOCK                             $     39      $     43

AVERAGE COMMON SHARES OUTSTANDING                          190.8         188.5

EARNINGS PER SHARE OF COMMON STOCK                      $   0.20      $   0.23

DIVIDENDS PAID PER SHARE OF COMMON STOCK                $  0.430      $  0.425




    The accompanying notes to consolidated financial statements as they relate to CSW are an integral part of these statements.

        CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY COMPANIES

                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)


                                                   March 31,      December 31,
                                                     1995             1994

                                                           (Millions)
ASSETS

PLANT
  Electric utility
     Production                                     $  5,809       $  5,802
     Transmission                                      1,393          1,377
     Distribution                                      2,573          2,539
     General                                             773            764
     Construction work in progress                       422            412
     Nuclear fuel                                        161            161
     Total electric                                   11,131         11,055
  Gas                                                    809            798
  Other diversified                                       31             15
                                                      11,971         11,868
  Less - Accumulated depreciation                      3,961          3,870
                                                       8,010          7,998

CURRENT ASSETS
     Cash and temporary cash investments                  34             27
     Accounts receivable                                 661            837
     Materials and supplies, at average cost             163            162
     Electric fuel inventory, substantially at
       average cost                                      132            118
     Gas inventory/products for resale                    17             23
     Under-recovered fuel costs                           --             54
     Accumulated deferred income taxes                    34              2
     Prepayments and other                                35             42
                                                       1,076          1,265

DEFERRED CHARGES AND OTHER ASSETS
     Deferred plant costs                                515            516
     Mirror CWIP asset                                   319            322
     Other non-utility investments                       314            394
     Income tax related regulatory assets, net           276            216
     Other                                               306            274
                                                       1,730          1,722

                                                    $ 10,816       $ 10,985










    The accompanying notes to consolidated financial statements as they relate to CSW are an integral part of these statements.

        CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY COMPANIES

                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)


                                                    March 31,     December 31,
                                                      1995            1994

                                                           (Millions)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION
     Common stock:  $3.50 par value
       Authorized:  350,000,000 shares
       Issued and outstanding:  191.2 million shares
         in 1995 and 190.6 million shares in 1994    $    669       $    667
     Paid-in capital                                      573            561
     Retained earnings                                  1,781          1,824
       Total Common Stock Equity                        3,023          3,052
     Preferred stock
       Not subject to mandatory redemption                292            292
       Subject to mandatory redemption                     35             35
     Long-term debt                                     2,956          2,940
       TOTAL CAPITALIZATION                             6,306          6,319

CURRENT LIABILITIES
     Long-term debt and preferred stock due within
       twelve months                                       33              7
     Short-term debt                                      897            910
     Short-term debt - CSW Credit, Inc.                   527            573
     Accounts payable                                     216            286
     Accrued taxes                                         62            111
     Accrued interest                                      42             61
     Refund due customers                                  52             --
     Over-recovered fuel costs                             57             21
     Other                                                115            138
                                                        2,001          2,107

DEFERRED CREDITS
     Income taxes                                       2,102          2,048
     Investment tax credits                               317            320
     Mirror CWIP liability and other                       90            191
                                                        2,509          2,559

                                                     $ 10,816       $ 10,985











    The accompanying notes to consolidated financial statements as they relate to CSW are an integral part of these statements.

        CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY COMPANIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                        Three Months Ended
                                                             March 31,

                                                       1995           1994
                                                            (Millions)
OPERATING ACTIVITIES
     Net Income                                      $     44        $    48
     Non-cash Items Included in Net Income
       Depreciation and amortization                      105             94
       Deferred income taxes and investment tax
         credits                                          (43)            20
       Mirror CWIP liability amortization                 (10)           (17)
       Restructuring charges                              (23)            --
     Changes in Assets and Liabilities
       Accounts receivable                                 23             29
       Over and under- recoveries of fuel                  90             (9)
       Accounts payable                                   (62)           (39)
       Accrued taxes                                      (49)           (35)
       Refund due customers                                52             --
       Other                                              (34)            16
                                                           93            107

INVESTING ACTIVITIES
     Capital expenditures and acquisitions               (100)          (121)
     Non-affiliated accounts receivable collections        52             49
     CSWE projects                                         61             68
     Other                                                 (7)            (9)
                                                            6            (13)

FINANCING ACTIVITIES
     Common stock sold                                     15              9
     Proceeds from issuance of long-term debt              40             40
     Retirement of long-term debt                          (1)            (1)
     Reacquisition of long-term debt                       --            (14)
     Redemption of preferred stock                         --             (4)
     Change in short-term debt                            (59)           (30)
     Payment of dividends                                 (87)           (85)
                                                          (92)           (85)

NET CHANGE IN CASH AND CASH EQUIVALENTS                     7              9
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           27             62
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $    34        $    71


SUPPLEMENTARY INFORMATION
     Interest paid less amounts capitalized           $    89        $    72

     Income taxes paid                                $     2        $     6




    The accompanying notes to consolidated financial statements as they relate to CSW are an integral part of these statements.

      CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY COMPANIES

      Set forth below is information concerning the consolidated results of operations for CSW for the three month period ending March 31, 1995. For information concerning the results of operations for each of the Electric Operating Companies, see the discussions below under the heading RESULTS OF OPERATIONS following the financial statements of each of the Electric Operating Companies.

RESULTS OF OPERATIONS

COMPARISON OF THE QUARTERS ENDED MARCH 31, 1995 AND 1994

      Net Income for Common Stock. Net income for common stock decreased 9% to $39 million during the first quarter of 1995 from $43 million during the first quarter of 1994. Earnings per share decreased to $0.20 from $0.23. The decrease reflects the impact of the Agreement in Principle to settle CPL regulatory matters, increased depreciation and amortization, increased interest costs and lower earnings from mirror CWIP amortization. Partially offsetting these factors were reduced operations and maintenance costs and lower ad valorem taxes. See NOTE 2. Litigation and Regulatory Proceedings for information related to the Agreement in Principle.

      Operating Revenues. Operating revenues decreased 23% to $659 million from $850 million. This decrease reflects $50 million of reserves for refunds and a $62.3 million write-off of fuel under-recovery recorded in the first quarter of 1995, as a result of the
Agreement in Principle. In addition fuel revenues were lower in the first quarter of 1995 as compared to the first quarter of 1994, as described below. Total retail Kwh sales increased 2.6% in the first quarter of 1995 as compared to the first quarter of 1994. Commercial sales were up 2.2% and industrial sales were up 5%, while residential sales decreased by less than 1%. Gas revenues decreased 21% to $136 million or during the first quarter of 1995 from $172 million in the fourth quarter of 1994. This decrease was due to lower gas prices and lower gas volumes.

     Fuel and Purchased Power. Total fuel and purchased power expense decreased 19% to $235 million from $290 million. Total fuel expense decreased $50 million due to lower fuel cost. The total composite unit cost of fuel decreased 24% to $1.60 Mmbtu from $2.11 Mmbtu, reflecting lower gas, coal and lignite prices and increased use of less costly nuclear fuel. Purchased power decreased $5 million or 33% in the first quarter of 1995 as compared to the first quarter of 1994 due to increased generation from STP which replaced power that had been purchased during the first quarter of 1994 when STP was out of service.

     Gas Purchased for Resale. Gas purchased for resale decreased 35% to $72 million from $110 million. This decrease was due to a lower average cost of gas.

      Other Operating. Other operating expense decreased 24% to $109 million from $143 million. This decrease was primarily due to the recognition of a $23.3 million regulatory asset for previously recorded restructuring charges. Also contributing to the decrease is the reversal of $4.3 million in rate case costs pursuant to the Agreement in Principle and a reduction in employee related costs.

      Maintenance. Maintenance decreased 10% to $37 million from $41 million. This decrease was due to lower levels of maintenance activity at all the Electric Operating Companies, including lower levels of maintenance associated with STP. Maintenance expenditures at STP were lower in 1995 than the comparable period in 1994, but are expected to remain at higher levels than before the 1993-1994 STP outage.

      Depreciation and Amortization. Depreciation and amortization increased 7% from $87 million to $94 million due to increases in all classes of depreciable plant.

      Taxes, Other than Federal Income. Taxes other than Federal income decreased 24% to $37 million from $49 million. This decrease was due primarily to lower ad valorem tax expense as a result of a true up to prior years estimates.

     Federal Income Taxes. Federal income taxes decreased $58 million during the first quarter of 1995 when compared to the first quarter of 1994. This decrease includes a reduction of deferred federal income taxes of $34 million, resulting from the Agreement in Principle as well as lower pre-tax income.

      Mirror CWIP Liability Amortization. Mirror CWIP liability amortization decreased 41% to $10 million from $17 million. The decrease reflects the original liability amortization schedule agreed upon in the settlement of CPL rate cases in 1990 and 1991.

      Other. Other income increased $18 million. This increase was due primarily to recognition of $8.1 million of previously deferred factoring income pursuant to the Agreement in Principle. Other income also increased $3.2 million as a result of the $2.7 million net gain on the sale by PSO of a non-utility fiber-optic telecommunication property.

      Interest on Short-Term Debt and Other. Interest on short-term debt and other increased $12 million during the first quarter of 1995 as compared to the first quarter of 1994. This increase reflects higher levels of short-term borrowing and higher short-term interest rates.

                      CENTRAL POWER AND LIGHT COMPANY

                      CENTRAL POWER AND LIGHT COMPANY

                           STATEMENTS OF INCOME
                                (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                        1995          1994
                                                            (Thousands)

ELECTRIC OPERATING REVENUES                           $127,282      $263,229


OPERATING EXPENSES AND TAXES
  Fuel                                                 60,064        78,024
  Purchased power                                       3,071        15,799
  Other operating                                      23,534        54,774
  Maintenance                                          17,205        18,559
  Depreciation and amortization                        37,000        34,301
  Taxes, other than Federal income                      9,475        19,919
  Federal income taxes                                (53,623)        4,910
                                                       96,726       226,286


OPERATING INCOME                                       30,556        36,943

OTHER INCOME AND DEDUCTIONS
  Mirror CWIP liability amortization                   10,250        17,000
  Other                                                 8,096         1,038
                                                       18,346        18,038

INCOME BEFORE INTEREST CHARGES                         48,902        54,981

INTEREST CHARGES
  Interest on long-term debt                           28,560        26,679
  Interest on short-term debt
    and other                                           5,299         3,969
  Allowance for borrowed funds used
    during construction                                (1,319)         (653)
                                                       32,540        29,995

NET INCOME                                             16,362        24,986
  Preferred stock dividends                             3,896         3,458

NET INCOME FOR COMMON STOCK                          $ 12,466      $ 21,528











       The accompanying notes to financial statements as they relate to CPL are an integral part of these statements.

                      CENTRAL POWER AND LIGHT COMPANY

                              BALANCE SHEETS
                                (Unaudited)


                                               March 31,         December 31,
                                                 1995               1994

                                                        (Thousands)
ASSETS


ELECTRIC UTILITY PLANT
     Production                                 $3,076,059       $3,070,005
     Transmission                                  456,941          451,050
     Distribution                                  842,008          828,350
     General                                       219,567          216,888
     Construction work in progress                 144,154          142,724
     Nuclear fuel                                  161,114          161,152
                                                 4,899,843        4,870,169
     Less - Accumulated depreciation
       and amortization                          1,437,831        1,400,343

                                                 3,462,012        3,469,826

CURRENT ASSETS
     Cash                                            1,325              642
     Special deposits                                  668              668
     Accounts receivable                            44,684           29,865
     Materials and supplies, at average cost        65,922           66,209
     Fuel inventory, at average cost                24,541           22,916
     Accumulated deferred income taxes              12,650               --
     Under-recovered fuel costs                         --           54,126
     Prepayments and other                           1,754            2,316
                                                   151,544          176,742

DEFERRED CHARGES AND OTHER ASSETS
     Deferred STP costs                            488,775          488,987
     Mirror CWIP asset                             319,320          321,825
     Income tax related regulatory assets, net     346,298          288,444
     Other                                         104,148           76,875
                                                 1,258,541        1,176,131

                                                $4,872,097       $4,822,699












       The accompanying notes to financial statements as they relate to CPL are an integral part of these statements.

                      CENTRAL POWER AND LIGHT COMPANY

                              BALANCE SHEETS
                                (Unaudited)


                                               March 31,        December 31,
                                                 1995               1994
                                                       (Thousands)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION
     Common stock, $25 par value, authorized
       12,000,000 shares; issued and
       outstanding 6,755,535 shares             $  168,888        $  168,888
     Paid-in capital                               405,000           405,000
     Retained earnings                             834,933           857,466
       Total Common Stock Equity                 1,408,821         1,431,354
     Preferred stock                               250,351           250,351
     Long-term debt                              1,468,001         1,466,393
       TOTAL CAPITALIZATION                      3,127,173         3,148,098

CURRENT LIABILITIES
     Long-term debt due within twelve months           723               723
     Advances from affiliates                      214,663           161,320
     Accounts payable                               43,410            75,051
     Accrued taxes                                  20,647            59,386
     Accumulated deferred income taxes                  --            13,812
     Accrued interest                               26,271            24,681
     Over-recovered fuel costs                      22,277                --
     Refund due customers                           52,250                --
     Other                                          25,169            31,476
                                                   405,410           366,449

DEFERRED CREDITS
     Accumulated deferred income taxes           1,126,418         1,087,317
     Investment tax credits                        157,085           158,533
     Mirror CWIP liability and other                56,011            62,302
                                                 1,339,514         1,308,152

                                                $4,872,097        $4,822,699















       The accompanying notes to financial statements as they relate to CPL are an integral part of these statements.

                      CENTRAL POWER AND LIGHT COMPANY

                         STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                         Three Months Ended
                                                              March 31,

                                                        1995             1994
                                                             (Thousands)
OPERATING ACTIVITIES
     Net Income                                        $16,362          $24,986
     Non-cash Items Included in Net Income
       Depreciation and amortization                    43,984           37,414
       Deferred income taxes and
         investment tax credits                        (46,663)          10,671
       Mirror CWIP liability amortization              (10,250)         (17,000)
       Restructuring charges                           (23,330)              --
     Changes in Assets and Liabilities
       Accounts receivable                             (14,819)           5,889
       Fuel inventory                                   (1,625)          (4,108)
       Accounts payable                                (31,641)          (1,231)
       Accrued taxes                                   (38,739)         (31,157)
       Over- and under-recovered fuel costs             76,403          (10,556)
       Refund due customers                             52,250               --
       Other                                            (3,994)          (4,444)
                                                        17,938           10,464

INVESTING ACTIVITIES
     Construction expenditures                         (31,437)         (36,472)
     Allowance for borrowed funds
       used during construction                         (1,319)            (653)
                                                       (32,756)         (37,125)

FINANCING ACTIVITIES
     Retirement of preferred stock                          --           (3,581)
     Change in advances from affiliates                 53,342           53,733
     Payment of dividends                              (37,841)         (23,326)
                                                        15,501           26,826

NET CHANGE IN CASH AND CASH EQUIVALENTS                    683              165
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           642            2,435
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 1,325          $ 2,600




SUPPLEMENTARY INFORMATION
     Interest paid less amounts capitalized            $29,056           $31,168

     Income taxes paid/(refunded)                      $    --           $    --





       The accompanying notes to financial statements as they relate to CPL are an integral part of these statements.

                    CENTRAL POWER AND LIGHT COMPANY

RESULTS OF OPERATIONS

COMPARISON OF THE QUARTERS ENDED MARCH 31, 1995 AND 1994

      Net Income for Common Stock. Net income for common stock decreased 42% to $12.5 million during the first quarter of 1995 from $21.5 million in the first quarter of 1994. The decrease was due primarily to the Agreement in Principle associated with several pending regulatory proceedings. See NOTE 2. Litigation and Regulatory Proceedings for information related to the Agreement in Principle.

      Electric  Operating Revenues. Total revenues  decreased   $135.9
million, or 52%, in the first quarter of 1995 as compared to the first quarter of 1994 due primarily to a $50.0 million reserve for refund and a $62.3 million write-off of under-recovered fuel costs as a result of the Agreement in Principle. Under the Agreement in Principle, CPL will provide customers a one-time base rate refund of $50.0 million. In addition, CPL will not charge customers for $62.3 million in replacement power costs associated with the 1993-1994 STP outage.

      Also contributing to the decrease in revenue was a $31.0 million decrease in fuel revenue resulting from lower average unit fuel costs and purchased power as discussed below. Partially offsetting the decrease in fuel revenue was a $4.5 million increase in base revenue which reflected a 5% increase in retail Kwh sales and a 39% increase in lower margin sales for resale. The increase in retail sales is due primarily to warmer weather as well as customer growth. The increase in sales for resale is attributable to the increased availability of lower cost generating capacity and warmer weather.

      Fuel. Fuel expense decreased $18.0 million, or 23%, during the first quarter of 1995 as compared to the first quarter of 1994. The decrease in fuel expense was due primarily to a decrease in the average unit cost of fuel from $2.23 per Mmbtu in the first quarter of 1994 to $1.37 per Mmbtu in the first quarter of 1995 resulting from a decrease in the cost of gas and increased usage of lower unit cost nuclear fuel. The decrease in the cost of fuel was partially offset by a 26% increase in generation attributable to the restart of STP Unit 1 and Unit 2 in February and May 1994, respectively.

      Purchased Power. Purchased power decreased $12.7 million during the first quarter of 1995 as compared to the first quarter of 1994 due to increased generation at STP which replaced power that had been purchased during the first quarter of 1994 when STP was out of service.

     Other Operating. Other operating expense decreased $31.2 million or 57% during the first quarter of 1995 as compared to the first quarter of 1994. This decrease was primarily due to the recognition of a $23.3 million regulatory asset for previously recorded restructuring charges. Also contributing to the decrease is the reversal of $4.3 million in rate case costs pursuant to the Agreement in Principle and a reduction in employee related costs.

      Maintenance. Maintenance expense decreased $1.4 million, or 7%, during the first quarter of 1995 as compared to the first quarter of 1994, due primarily to decreases in transmission, distribution and nuclear maintenance expenses partially offset by higher steam maintenance expenses.

      Depreciation and Amortization. Depreciation and amortization increased $2.7 million, or 8%, during the first quarter of 1995 as compared to the first quarter of 1994 as a result of higher depreciable plant assets and the amortization of restructuring charges associated with the Agreement in Principle.

      Taxes, Other than Federal Income. The $10.4 million decrease in other taxes during the first quarter of 1995 as compared to the first quarter of 1994 was due primarily to lower ad valorem tax expenses resulting from true up of prior year estimates.

      Federal Income Taxes. Federal income taxes decreased $58.5 million in the first quarter of 1995 as compared to the first quarter of 1994 due primarily to the accelerated flowback of $34.3 million of unprotected excess deferred income taxes in accordance with the Agreement in Principle, as well as lower pre-tax income.

       Other Income and Deductions. The Mirror CWIP liability amortization decreased $6.8 million when compared to the first quarter of 1994. CPL is amortizing its mirror CWIP liability in declining amounts over the years 1991 through 1995. The increase in other income was also due to the recognition during the first quarter of $8.1 million of factoring income pursuant to the Agreement in Principle.

     Interest Charges. Long-term debt interest expense increased $1.9 million during the first quarter of 1995 as compared to the first quarter of 1994 as a result of increased debt outstanding.

                    PUBLIC SERVICE COMPANY OF OKLAHOMA

                    PUBLIC SERVICE COMPANY OF OKLAHOMA

                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                       1995         1994
                                                          (Thousands)

ELECTRIC OPERATING REVENUES                          $148,416     $157,509

OPERATING EXPENSES AND TAXES
  Fuel                                                 70,473       70,086
  Purchased power                                       4,743       13,115
  Other operating                                      29,868       30,626
  Maintenance                                           6,313        8,046
  Depreciation and amortization                        16,485       15,403
  Taxes, other than Federal income                      6,732        6,624
  Federal income taxes                                    954        1,182
                                                      135,568      145,082

OPERATING INCOME                                       12,848       12,427

OTHER INCOME AND DEDUCTIONS
  Allowance for equity funds used
    during construction                                   480           96
  Other                                                 2,688         (102)
                                                        3,168           (6)

INCOME BEFORE INTEREST CHARGES                         16,016       12,421

INTEREST CHARGES
  Interest on long-term debt                            7,399        7,398
  Interest on short-term debt
     and other                                          1,766          989
  Allowance for borrowed funds used
     during construction                                 (598)        (273)
                                                        8,567        8,114

NET INCOME                                              7,449        4,307
  Preferred stock dividends                               204          204

NET INCOME FOR COMMON STOCK                          $  7,245     $  4,103












    The accompanying notes to consolidated financial statements as they relate to PSO are an integral part of these statements.

                    PUBLIC SERVICE COMPANY OF OKLAHOMA

                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)


                                               March 31,         December 31,
                                                 1995               1994

                                                        (Thousands)
ASSETS


ELECTRIC UTILITY PLANT
     Production                                 $  902,929        $  902,602
     Transmission                                  346,433           346,433
     Distribution                                  668,346           668,346
     General                                       149,564           150,898
     Construction work in progress                 113,268            96,133
                                                 2,180,540         2,164,412
     Less - Accumulated depreciation               875,973           859,894
                                                 1,304,567         1,304,518

CURRENT ASSETS
     Cash                                           10,567             5,453
     Accounts receivable                            22,659            21,531
     Materials and supplies, at average cost        40,559            39,888
     Fuel inventory, at LIFO cost                   17,477            17,820
     Accumulated deferred income taxes              10,695             6,670
     Prepayments                                     2,265             7,889
                                                   104,222            99,251

DEFERRED CHARGES AND OTHER ASSETS                   56,402            61,345

                                                $1,465,191        $1,465,114






















    The accompanying notes to consolidated financial statements as they relate to PSO are an integral part of these statements.

                    PUBLIC SERVICE COMPANY OF OKLAHOMA

                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)


                                               March 31,         December 31,
                                                 1995               1994

                                                        (Thousands)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION
     Common stock, $15 par value, authorized
       11,000,000 shares; issued 10,482,000 shares
       and outstanding 9,013,000 shares         $  157,230        $  157,230
     Paid-in capital                               180,000           180,000
     Retained earnings                             131,514           124,269
       Total Common Stock Equity                   468,744           461,499
     Preferred stock                                19,826            19,826
     Long-term debt                                378,127           402,752
       TOTAL CAPITALIZATION                        866,697           884,077

CURRENT LIABILITIES
     Long-term debt due within twelve months        25,000                --
     Advances from affiliates                       61,670            55,160
     Payables to affiliates                         19,711            27,876
     Accounts payable                               49,432            59,899
     Payables to customers                          33,345            22,655
     Accrued taxes                                  13,632            17,356
     Accrued interest                                5,681             8,867
     Other                                          15,190            15,157
                                                   223,661           206,970

DEFERRED CREDITS
     Accumulated deferred income taxes             283,032           281,139
     Investment tax credits                         48,313            49,011
     Income tax related regulatory liabilities,
       net                                          17,904            18,611
     Other                                          25,584            25,306
                                                   374,833           374,067

                                                $1,465,191        $1,465,114















    The accompanying notes to consolidated financial statements as they relate to PSO are an integral part of these statements.

                    PUBLIC SERVICE COMPANY OF OKLAHOMA

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                         Three Months Ended
                                                               March 31,

                                                        1995             1994
                                                             (Thousands)
OPERATING ACTIVITIES
     Net Income                                        $ 7,449          $ 4,307
     Non-cash Items Included in Net Income
       Depreciation and amortization                    17,637           16,496
       Deferred income taxes and
         investment tax credits                         (3,537)            (378)
       Allowance for equity funds used
         during construction                              (480)             (96)
     Changes in Assets and Liabilities
       Accounts receivable                              (1,128)           2,744
       Materials and supplies                             (328)           3,457
       Prepayments                                       5,624             (510)
       Accounts payable                                   (557)         (15,611)
       Accrued taxes                                    (3,724)          (4,037)
       Other                                             3,091           (2,147)
                                                        24,047            4,225

INVESTING ACTIVITIES
     Construction expenditures                         (23,770)         (30,501)
     Allowance for borrowed funds used during
       construction                                       (598)            (273)
     Other                                                (871)            (862)
                                                       (25,239)         (31,636)

FINANCING ACTIVITIES
     Changes in advances from affiliates                 6,510           30,792
     Payment of dividends                                 (204)          (5,204)
                                                         6,306           25,588


NET CHANGE IN CASH AND CASH EQUIVALENTS                  5,114           (1,823)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         5,453            2,429
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $10,567          $   606



SUPPLEMENTARY INFORMATION
  Interest paid less amounts capitalized                $11,361         $ 7,694

  Income taxes paid                                     $ 2,372         $    --






    The accompanying notes to consolidated financial statements as they relate to PSO are an integral part of these statements.

                  PUBLIC SERVICE COMPANY OF OKLAHOMA

RESULTS OF OPERATIONS

COMPARISON OF THE QUARTERS ENDED MARCH 31, 1995 AND 1994

      Net Income for Common Stock. Net income for common stock increased 77% to $7.2 million during the first quarter of 1995 from $4.1 million in the first quarter of 1994. The increase resulted primarily from the sale of a non-utility fiber optic telecommunication property.

     Electric Operating Revenues. Revenues decreased approximately 6% to $148.4 million during the first quarter of 1995 from $157.5 million during the first quarter of 1994 due primarily to decreased fuel recovery. PSO recovers its monthly fuel and purchased power expenses currently in its revenues, and therefore the net decrease in these costs resulted in lower revenues. Also affecting revenues was an increase in sales for resale to other electric utilities due to increased market place demand.

      Fuel.   Fuel  expense increased less than 1%  during  the  first
quarter of 1995 as compared to the first quarter of 1994 as a result of a 20% increase in Kwh generation and an over-recovery of fuel costs from customers which was previously recorded as deferred fuel expense. Kwh generation was affected by the decrease in power purchases as discussed below. These increases were partially offset by a reduction in unit fuel costs. The average unit fuel cost for the first quarter of 1995 was $1.72 per Mmbtu, a decrease of approximately 18% from the same period last year. The decrease in per unit fuel costs reflects lower costs for natural gas and coal. See Part II - OTHER INFORMATION
- - Item 1. Legal Proceedings for additional information related to coal transportation.

      Purchased Power. Purchased power decreased 64% to $4.7 million during the first quarter of 1995 from $13.1 million during the first quarter of 1994 due primarily to decreased purchases of economy energy.

     Maintenance. Maintenance expense decreased $1.7 million, or 22%, during the first quarter of 1995 as compared to the first quarter of 1994 due primarily to decreased overhead lines maintenance activities, primarily tree trimming.

      Depreciation and Amortization. The increase in depreciation and amortization expense of $1.1 million, or 7% during the first quarter of 1995 as compared to the first quarter of 1994 was due primarily to an increase in depreciable property.

      Other  Income  and  Deductions.   Other  income  and  deductions
increased $3.2 million primarily as a result of the $2.7 million net gain on the sale of a non-utility fiber optic telecommunication property.

     Interest on Short-term Debt and Other. Short-term debt and other increased $0.8 million primarily to higher levels of short-term debt at higher short-term interest rates.

                    SOUTHWESTERN ELECTRIC POWER COMPANY

                    SOUTHWESTERN ELECTRIC POWER COMPANY

                           STATEMENTS OF INCOME
                                (Unaudited)

                                                      Three Months Ended
                                                            March 31,
                                                       1995         1994
                                                          (Thousands)

ELECTRIC OPERATING REVENUES                          $169,240     $190,066

OPERATING EXPENSES AND TAXES
  Fuel                                                 63,191       87,190
  Purchased power                                       5,463        4,559
  Other operating                                      28,592       28,002
  Maintenance                                           9,345        8,976
  Depreciation and amortization                        20,284       19,762
  Taxes, other than Federal income                     10,865       12,900
  Federal income taxes                                  4,913        3,857
                                                      142,653      165,246


OPERATING INCOME                                       26,587       24,820

OTHER INCOME AND DEDUCTIONS
 Allowance for equity funds used during
     construction                                       1,449          667
 Other                                                    410        1,050
                                                        1,859        1,717

INCOME BEFORE INTEREST CHARGES                         28,446       26,537

INTEREST CHARGES
  Interest on long-term debt                           11,321       10,813
  Interest on short-term debt and other                 2,848        1,580
  Allowance for borrowed funds used during
     construction                                      (1,248)        (393)
                                                       12,921       12,000

NET INCOME                                             15,525       14,537
  Preferred stock dividends                               778          840

NET INCOME FOR COMMON STOCK                          $ 14,747     $ 13,697












       The accompanying notes to financial statements as they relate to SWEPCO are an integral part of these statements.

                    SOUTHWESTERN ELECTRIC POWER COMPANY

                              BALANCE SHEETS
                                (Unaudited)


                                               March 31,         December 31,
                                                 1995               1994

                                                         (Thousands)
ASSETS


ELECTRIC UTILITY PLANT
     Production                                 $1,402,342       $1,401,418
     Transmission                                  395,605          385,113
     Distribution                                  755,367          733,707
     General                                       221,838          213,563
     Construction work in progress                 130,707          149,508
                                                 2,905,859        2,883,309
     Less - Accumulated depreciation             1,048,269        1,026,751
                                                 1,857,590        1,856,558

CURRENT ASSETS
     Cash                                              557            1,296
     Accounts receivable                            48,947           54,344
     Materials and supplies, at average cost        27,883           28,109
     Fuel inventory, at average cost                74,168           61,701
     Accumulated deferred income taxes               7,331            6,592
     Prepayments and other                          13,682           13,071
                                                   172,568          165,113

DEFERRED CHARGES AND OTHER ASSETS                   54,749           57,536

                                                $2,084,907       $2,079,207






















       The accompanying notes to financial statements as they relate to SWEPCO are an integral part of these statements.

                    SOUTHWESTERN ELECTRIC POWER COMPANY

                              BALANCE SHEETS
                                (Unaudited)


                                               March 31,         December 31,
                                                 1995               1994

                                                         (Thousands)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION
     Common stock, $18 par value, authorized
       7,600,000 shares; issued and
       outstanding 7,536,640 shares             $  135,660        $  135,660
     Paid-in capital                               245,000           245,000
     Retained earnings                             312,209           297,462
       Total Common Stock Equity                   692,869           678,122
     Preferred stock
       Not subject to mandatory redemption          16,032            16,032
       Subject to mandatory redemption              34,828            34,828
     Long-term debt                                594,489           595,833
       TOTAL CAPITALIZATION                      1,338,218         1,324,815

CURRENT LIABILITIES
     Long-term debt and preferred stock
       due within twelve months                      6,445             5,270
     Advances from affiliates                       90,366            81,868
     Accounts payable                               37,621            50,138
     Fuel refund due customers                      14,293            12,200
     Customer deposits                              12,414            13,075
     Accrued taxes                                  17,045            12,495
     Accrued interest                                7,461            17,175
     Other                                          18,551            30,615
                                                   204,196           222,836

DEFERRED CREDITS
     Accumulated deferred income taxes             369,430           365,441
     Investment tax credits                         80,005            81,023
     Income tax related regulatory liabilities,
       net                                          43,010            44,836
     Other                                          50,048            40,256
                                                   542,493           531,556

                                                $2,084,907        $2,079,207












       The accompanying notes to financial statements as they relate to SWEPCO are an integral part of these statements.

                    SOUTHWESTERN ELECTRIC POWER COMPANY

                         STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                        Three Months Ended
                                                              March 31,

                                                        1995             1994
                                                             (Thousands)
OPERATING ACTIVITIES
     Net Income                                        $15,525          $14,537
     Non-cash Items Included in Net Income
       Depreciation and amortization                    22,851           22,116
       Deferred income taxes and
         investment tax credits                            407              440
       Allowance for equity funds used during
         construction                                   (1,449)            (667)
     Changes in Assets and Liabilities
       Accounts receivable                               5,397           (4,974)
       Fuel inventory                                  (12,467)          12,730
       Accounts payable                                (12,517)          (7,593)
       Accrued taxes                                     4,550            4,370
       Accrued interest                                 (9,714)          (5,008)
       Over- and under-recovered fuel costs              2,093            1,170
       Other                                             1,115            7,704
                                                        15,791           44,825

INVESTING ACTIVITIES
     Construction expenditures                         (19,853)         (28,597)
     Allowance for borrowed funds used during
       construction                                     (1,248)            (393)
     Other                                              (1,609)          (1,286)
                                                       (22,710)         (30,276)

FINANCING ACTIVITIES
     Change in advances from affiliates                  8,498           (3,771)
     Retirement of long-term debt                       (1,499)          (1,365)
     Reacquisition of long-term debt                        --           (1,714)
     Payment of dividends                                 (819)          (6,841)
                                                         6,180          (13,691)

NET CHANGE IN CASH AND CASH EQUIVALENTS                   (739)             858
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         1,296            6,723
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $   557          $ 7,581


SUPPLEMENTARY INFORMATION
     Interest paid less amounts capitalized            $20,581          $16,434

    Income taxes paid                                  $    --          $   373





       The accompanying notes to financial statements as they relate to SWEPCO are an integral part of these statements.

                  SOUTHWESTERN ELECTRIC POWER COMPANY

RESULTS OF OPERATIONS

COMPARISON OF THE QUARTERS ENDED MARCH 31, 1995 AND 1994

      Net Income for Common Stock. Net income for common stock increased 8% to $14.7 million during the first quarter of 1995 from $13.7 million during the first quarter of 1994.

       Electric Operating Revenues. Electric operating revenues decreased 11% to $169.2 million during the first quarter of 1995 from $190.1 million during the first quarter of 1994. This decrease in revenues was due primarily to a $16.3 million decrease in fuel revenue resulting from lower average unit fuel cost and a decrease in generation. Partially offsetting the decrease in fuel revenue was an $8.5 million increase in base revenue, which reflected a 3% increase in retail Kwh sales.

      Fuel. Fuel expense decreased 28% to $63.2 million during the first quarter of 1995 when compared to the first quarter of 1994, due primarily to a 12% decrease in generation and a decrease in the average unit fuel cost per Mmbtu from $1.90 in 1994 to $1.57 per Mmbtu in 1995. The decrease in unit fuel costs was due primarily to lower spot market natural gas prices.

     Purchased Power. Purchased power expense increased approximately $0.9 million or 20% in the first quarter of 1995 from $4.6 million during the corresponding quarter in 1994 due primarily to increased purchases of economy energy.

      Taxes, Other than Federal Income. Taxes, other than Federal income decreased 16% to $10.9 million during the first quarter of 1995 from $12.9 million during the first quarter of 1994 due primarily to a decrease in ad valorem taxes.

     Federal Income Taxes. Federal income taxes increased 27% to $4.9 million during the first quarter of 1995 from $3.9 million during the first quarter of 1994 primarily as a result of higher pre-tax income.

     Interest on Short-Term Debt and Other. Interest expense on short-term debt and other increased approximately $1.3 million due primarily to higher levels of short-term borrowings and higher short-term interest rates.

                       WEST TEXAS UTILITIES COMPANY

                       WEST TEXAS UTILITIES COMPANY

                           STATEMENTS OF INCOME
                                (Unaudited)

                                                      Three Months Ended
                                                            March 31,
                                                      1995          1994
                                                          (Thousands)

ELECTRIC OPERATING REVENUES                         $ 74,921      $ 83,319

OPERATING EXPENSES AND TAXES
  Fuel                                                31,165        39,530
  Purchased power                                      1,343           787
  Other operating                                     14,064        15,963
  Maintenance                                          2,949         3,939
  Depreciation and amortization                        8,064         7,805
  Taxes, other than Federal income                     5,826         5,499
  Federal income taxes                                 1,614         1,309
                                                      65,025        74,832

OPERATING INCOME                                       9,896         8,487

OTHER INCOME AND DEDUCTIONS
  Allowance for equity funds used
    during construction                                   (3)            3
  Other                                                  211           280
                                                         208           283

INCOME BEFORE INTEREST CHARGES                        10,104         8,770

INTEREST CHARGES
  Interest on long-term debt                           4,840         4,383
  Interest on short-term debt
    and other                                          1,198           884
  Allowance for borrowed funds used
    during construction                                 (167)          (43)
                                                       5,871         5,224

NET INCOME                                             4,233         3,546
  Preferred stock dividends                               66           151

NET INCOME FOR COMMON STOCK                         $  4,167      $  3,395












       The accompanying notes to financial statements as they relate to WTU are an integral part of these statements.

                       WEST TEXAS UTILITIES COMPANY

                              BALANCE SHEETS
                                (Unaudited)


                                               March 31,         December 31,
                                                 1995               1994

                                                         (Thousands)
ASSETS


ELECTRIC UTILITY PLANT
     Production                                 $  427,769        $  427,736
     Transmission                                  194,397           194,402
     Distribution                                  307,388           308,905
     General                                        72,986            73,938
     Construction work in progress                  32,485            23,257
                                                 1,035,025         1,028,238
     Less - Accumulated depreciation               369,709           364,383
                                                   665,316           663,855

CURRENT ASSETS
     Cash                                            3,827             2,501
     Accounts receivable                            26,554            23,165
     Materials and supplies, at average cost        16,568            16,519
     Fuel inventory, at average cost                 9,174             9,229
     Coal inventory, at LIFO cost                    6,160             6,442
     Accumulated deferred income taxes               3,605             3,068
     Prepayments and other                           1,759             1,091
                                                    67,647            62,015

DEFERRED CHARGES AND OTHER ASSETS
     Deferred Oklaunion costs                       26,708            26,914
     Other                                          21,705            26,111
                                                    48,413            53,025

                                                $  781,376        $  778,895


















       The accompanying notes to financial statements as they relate to WTU are an integral part of these statements.

                       WEST TEXAS UTILITIES COMPANY

                              BALANCE SHEETS
                                (Unaudited)


                                               March 31,         December 31,
                                                 1995               1994

                                                         (Thousands)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION
     Common stock, $25 par value, authorized
       7,800,000 shares; issued and
       outstanding 5,488,560 shares             $  137,214        $  137,214
     Paid-in capital                                 2,236             2,236
     Retained earnings                             136,671           132,504
       Total Common Stock Equity                   276,121           271,954
     Preferred stock                                 6,291             6,291
     Long-term debt                                250,415           210,047
       TOTAL CAPITALIZATION                        532,827           488,292

CURRENT LIABILITIES
     Long-term debt due within twelve months           650               650
     Advances from affiliates                       16,592            46,315
     Accounts payable                               20,603            35,407
     Accrued taxes                                   3,248             7,452
     Accrued interest                                3,913             4,394
     Other                                           4,554             4,329
                                                    49,560            98,547

DEFERRED CREDITS
     Accumulated deferred income taxes             147,225           146,146
     Income tax related regulatory liabilities,
       net                                           9,245             9,217
     Investment tax credits                         31,552            31,882
     Other                                          10,967             4,811
                                                   198,989           192,056

                                                $  781,376        $  778,895

















       The accompanying notes to financial statements as they relate to WTU are an integral part of these statements.

                       WEST TEXAS UTILITIES COMPANY

                         STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                        Three Months Ended
                                                              March 31,

                                                        1995          1994
                                                            (Thousands)
OPERATING ACTIVITIES
     Net Income                                      $ 4,233          $ 3,546
     Non-cash Items Included in Net Income
       Depreciation and amortization                   8,411            8,183
       Deferred income taxes and
         investment tax credits                          239            3,087
     Changes in Assets and Liabilities
       Accounts receivable                            (3,389)           3,479
       Accounts payable                              (14,863)         (28,416)
       Accrued taxes                                  (4,204)          (7,452)
       Under-recovered fuel costs                      1,424           (4,871)
       Other                                           9,326           (4,455)
                                                       1,177          (26,899)

NVESTING ACTIVITIES
     Construction expenditures                        (9,311)          (8,516)
     Other                                              (298)            (433)
                                                      (9,609)          (8,949)

FINANCING ACTIVITIES
     Proceeds from issuance of long-term debt         39,547           39,422
     Reacquisition of long-term debt                      --          (12,125)
     Change in advances from affiliates              (29,723)          17,570
     Payment of dividends                                (66)          (5,151)
                                                       9,758           39,716

NET CHANGE IN CASH AND CASH EQUIVALENTS                1,326            3,868
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       2,501              706
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $ 3,827          $ 4,574


SUPPLEMENTARY INFORMATION
     Interest paid less amounts capitalized          $ 5,955          $   250

     Income taxes paid                               $ 7,662          $ 5,827











       The accompanying notes to financial statements as they relate to WTU are an integral part of these statements.

                     WEST TEXAS UTILITIES COMPANY

RESULTS OF OPERATIONS

COMPARISON OF THE QUARTERS ENDED MARCH 31, 1995 AND 1994.

      Net Income for Common Stock. Net income for common stock increased 23% to $4.2 million during the first quarter of 1995 from $3.4 million in the first quarter of 1994. This increase was due primarily to decreased other operating and maintenance expenses.

       Electric  Operating  Revenues.   Electric  operating   revenues
decreased $8.4 million, or 10%, in the first quarter of 1995 as compared to the first quarter of 1994. This decrease was attributable primarily to a $5.5 million decrease in fuel revenues and a $2.8 million decrease in lower margin off-system sales for resale. Also contributing to the decrease was a 3% decrease in total Kwh sales and an interim rate reduction of approximately $5.7 million on an annual basis effective October 1, 1994.

     Fuel. Fuel expense decreased $8.4 million, or 21%, for the first quarter of 1995 as compared to the first quarter of 1994 due primarily to a decrease in average unit fuel costs from $2.38 per Mmbtu in 1994 to $2.03 per Mmbtu in 1995. The decrease in unit fuel costs was due primarily to lower spot market natural gas prices and a 4% decrease in generation.

      Purchased Power. Purchased power increased 71% to $1.3 million during the first quarter of 1995 from $0.8 during the first quarter of 1994, primarily as a result of additional economy energy purchases made during the first quarter of 1995.

       Other Operating. Other operating expenses decreased $1.9 million, or approximately 12%, in the first quarter of 1995 as compared to the first quarter of 1994 due primarily to decreased transmission expenses, decreased outside services, and lower employee benefit costs.

      Maintenance. Maintenance expenses decreased by $1 million, or 25%, during the first quarter of 1995 as compared to the first quarter of 1994 due primarily to decreased electric plant expenses that reflect plant overhauls in 1994 which have not occurred in 1995, decreased transmission station equipment expenses which reflect the accrual of warranty reimbursements, and decreased miscellaneous distribution expenses.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.  Principles of Preparation
CSW, CPL, PSO, SWEPCO and WTU
      The condensed CSW, CPL, PSO, SWEPCO and WTU financial statements included herein have been prepared by each registrant pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although each registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in each registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

      The unaudited financial information furnished herewith reflects all adjustments which are, in the opinion of management of such registrant, necessary for a fair statement of the results of operations for the interim periods. Information for quarterly periods is affected by seasonal variations in sales, rate changes, timing of fuel expense recovery and other factors.

2.  Litigation and Regulatory Proceedings
CSW, CPL, PSO, SWEPCO and WTU
      See each registrant's Annual Report on Form 10-K for the year ended December 31, 1994 for additional discussion of litigation and regulatory proceedings. Reference is also made to Part II-OTHER INFORMATION-Item 1. Legal Proceedings for additional discussion of litigation matters.

CSW and CPL
      Reference is made to CSW's and CPL's Annual Reports on Form 10-K for the year ended December 31, 1994, for a discussion of regulatory and other issues involving STP.

CPL Rate Cases
CSW and CPL
      The Texas Commission General Counsel, several Cities in CPL's service territory and others initiated actions in late 1993 and early 1994 requesting a review by the Texas Commission of CPL's base rates. The requests for a review of CPL's rates arose out of the unscheduled 1993-1994 STP outage.

     On April 5, 1995, CPL reached an Agreement in Principle with four major parties to pending regulatory proceedings involving base rate, fuel and prudence issues relating to STP. A final agreement is expected in May 1995. The final agreement will then be presented to the Texas Commission for approval. As discussed below, pursuant to the Agreement in Principle, base rate and fuel refunds and the reduction of CPL's fuel factors are to be implemented on an interim basis during the summer of 1995. Hearings on the final agreement are expected during the summer of 1995 and the final Texas Commission order is expected in the fall of 1995.

      Under the Agreement in Principle, CPL will provide customers a one-time base rate refund of $50 million. In addition, CPL will refund approximately $24 million as a result of an agreement that customers will not be charged for $62.25 million in replacement power costs and related interest primarily associated with the 1993-1994 STP outage. There will be no ongoing change in base rate levels. However, CPL will reduce its future fuel factors by approximately $55 million on an annual basis beginning no later than August 1995 due to projections of lower fuel costs. CPL will continue to seek resolution of its remaining non-nuclear fuel costs through the current fuel reconciliation proceeding, Docket No. 13650.

      Details of the items in the Agreement in Principle which had significant earnings impact during the first quarter of 1995, including several accounting provisions, are set forth in the table below:

        Earnings Impact of Significant Provisions of
                   Agreement in Principle
                                     Pre-tax    After-tax
                                         (millions)
     Base Rate Refund                $ (50)     $  (33)
     Fuel Write-off                    (62)        (40)
     Current  Flowback  of  Excess
       Deferred Federal Income Taxes    34          34
     Capitalization of  Previously
       Expensed Restructuring and
       Rate Case Costs                  26          17
     Recognition of Factoring Income    12           8

      The Agreement in Principle additionally resolves (a) all STP prudence issues through June 30, 1994, (b) potential claims of excessive earnings for the five year period ending December 31, 1994 (a period in which CPL's rates were frozen), (c) certain issues with respect to the treatment of mirror CWIP and (d) certain other pending issues. The Agreement in Principle resolves two cases now pending at the Texas Commission, the rate inquiry in Docket No. 12820 and the prudence inquiry in Docket No. 13126. Other parties to the Agreement in Principle besides CPL include the CPL Cities Steering Committee, the Texas Commission General Counsel, the Texas Office of Public Utility Counsel and the Texas Industrial Energy Consumers. The Agreement in Principle may be subject to further hearings if any party opposes the settlement conditions.

      CPL has operated with its current rates in effect for more than four years under a previous rate freeze agreement. That rate freeze expired December 31, 1994. Under the Agreement in Principle, CPL has agreed not to file before September 28, 1995 for a change in base rates. CPL anticipates that it will file a new rate case with the Texas Commission after September 28, 1995 seeking to recover a retail revenue deficiency and to replace non-cash earnings from mirror CWIP with cash earnings. CPL is amortizing its mirror CWIP liability in declining amounts over the years 1991-1995. Non-cash earnings of $68 million were recognized in 1994, a decrease from the $75.7 million recognized in 1993. The remaining liability to be amortized for 1995 is $41 million, which will fully amortize the mirror CWIP liability.

Civil Penalties
CSW and CPL
      In May 1995, the NRC staff informed STP management that it revoked a proposed $100,000 civil penalty and associated violations filed against HLP in October 1994. As previously reported, the proposed penalty was the result of what the NRC believed was discrimination against a contractor employee at STP who brought complaints of possible safety problems to the NRC's attention. These actions resulted from the findings of an NRC investigation of alleged violations of STP security and work procedures in 1992. The incident cited by the NRC is the subject of a contested hearing that is scheduled in the spring of 1995 before a United States Department of Labor judge.

Power Purchases and Sales
CSW and PSO

MCPC
      Reference is made to CSW's and PSO's 1994 Annual Report on Form 10-K for background on agreements PSO entered into in 1989 with MCPC, a cogeneration development company located in northeastern Oklahoma. The agreements provided, among other matters, that PSO would deliver natural gas to MCPC for conversion to electrical energy and that MCPC would supply energy to PSO. Subsequent to 1989, a series of disputes arose between PSO and MCPC relating to the delivery of electric energy by MCPC to PSO and the charges for the energy. The disputes involved both a lawsuit in the District Court of Tulsa County, Oklahoma and proceedings before the Oklahoma Commission.

      On March 31, 1995, PSO, MCPC and the Oklahoma Commission Staff signed a joint settlement resolving all issues pursuant to the various proceedings before the Oklahoma Commission and the District Court. The settlement, among other things, eliminated a requirement that MCPC deliver an annual minimum of 394,200 Mwh of Assured Delivery Energy and related provisions associated with underdelivery charges. Most other provisions of the agreement between PSO and MCPC were kept intact. Approval of the settlement by the Oklahoma Commission through an order is expected in late May 1995. The settlement is on terms satisfactory to PSO and will not have a material adverse effect on CSW's or PSO's consolidated results of operations or financial condition.

Rate Proceeding - Docket No. 13369
CSW and WTU
      On August 25, 1994, WTU filed a petition with the Texas Commission and cities with original jurisdiction to review WTU's rates, proposed an interim across-the-board base retail rate reduction of 3.25%, or approximately $5.7 million, effective October 1, 1994, and sought until February 28, 1995, to develop and file a RFP. WTU also requested the ability to "true-up", back to October 1, 1994, any difference in revenue requirements upon final order of the Texas Commission and proposed that any increases over the pre-October 1, 1994, base rates be implemented prospectively on the effective date of the final order. WTU's fuel reconciliation, Docket No. 13172, which was filed with the Texas Commission on June 30, 1994, was consolidated with this proceeding in September 1994.

      On February 28, 1995, WTU filed with the Texas Commission and cities with original jurisdiction an RFP which indicates a revenue increase of approximately $14.5 million. However, WTU simultaneously filed with the parties a settlement proposal to reduce overall base rate revenue by 3.25%, effective October 1, 1994, which would have an annual impact in the rate year beginning January 1, 1996 of approximately $5.9 million. The settlement proposal reflects WTU's desire to maintain competitive rates, recognizes the importance of competitive rates in the changing electric service marketplace, and demonstrates WTU's strong commitment to the long-term success of WTU and its customers. Although settlement was not reached by the May 8 extended deadline, WTU continues to remain open to settlement negotiations.

      On May 9, 1995, WTU filed an errata to its rate filing package requesting a revised revenue increase of $12.6 million.

      Unless a settlement accelerates the process, hearings are schedule to begin August 14, 1995 at the Texas Commission, with a final order anticipated in the fourth quarter 1995. Management cannot predict the outcome of the rate proceeding or the fuel reconciliation, but believes that the ultimate resolution of these matters will not have a material adverse effect on CSW's or WTU's results of operations or financial condition.

Rate Case Proceeding - Docket No. 7510
CSW and WTU
      On February 15, 1995, the Court of Appeals affirmed all aspects of the District Court judgment relating to the Texas Commission's allowance of non-Oklaunion depreciation rates and the surcharge of rate case expenses, reversed the District Court's judgment relating to the exclusion of deferred Oklaunion carrying costs in rate base, and remanded the case to the Texas Commission to reexamine the issue of deferred costs in light of the remand of Docket No. 7289. WTU filed a motion for rehearing at the Court of Appeals seeking clarification of certain aspects of its order and arguing that the Court of Appeals erred in remanding the case to the Texas Commission for it to determine to what extent deferred costs are necessary to preserve WTU's financial integrity because the issue was not briefed or argued to the Court of Appeals and was, therefore, waived. Other parties to the proceeding also filed motions for rehearing. All motions were denied by the Court of Appeals on April 26, 1995.

      Further appeals of this case would be by Application for Writ of Error to the Supreme Court of Texas seeking discretionary review by that Court. WTU intends to file an Application for Writ of Error with the Supreme Court of Texas to advance its argument that waiver has occurred. Other parties to the appeal may also seek review by the Supreme Court of Texas. WTU's Application for Writ of Error may, if granted, prevent further review of financial integrity issues with respect to deferred accounting in any remand of Docket No. 7510. If a broader remand is permitted and if the Texas Commission concludes in Docket No. 7289 that deferred accounting was necessary to preserve WTU's financial integrity during the deferral period, the Texas Commission must decide to what extent the deferred Oklaunion costs, including carrying costs, were necessary to preserve WTU's financial integrity.

     For additional information regarding WTU's regulatory matters see CSW's and WTU's Annual Reports on Form 10-K for the year ended December 31, 1994.

Deferred Accounting
CSW, CPL and WTU
      CPL was granted deferred accounting for certain STP Unit 1 and 2 costs and WTU was granted deferred accounting for certain Oklaunion costs by Texas Commission orders. Decisions on deferred accounting have been rendered in legal proceedings involving third parties in 1994 and 1995 that interpret the need to apply deferred accounting to maintain the financial integrity of a utility. These decisions may be the subject of additional appeals. Pending the ultimate resolution of deferred accounting issues by the courts and the Texas Commission, CPL and WTU are unable to predict how their deferred accounting orders will be ultimately resolved by the Texas Commission.

      If CPL's deferred accounting matters are not favorably resolved, CSW and CPL could experience a material adverse effect on their results of operations and financial condition. While CPL's management cannot predict the ultimate outcome of these matters, management believes CPL will receive approval of its deferred accounting orders or will be successful in renegotiation of its rate orders, so that there will be no material adverse effect on CSW's or CPL's results of operations or financial condition.

      If WTU's deferred accounting treatment is ultimately reversed or is substantially reduced, WTU could experience a material adverse effect on its results of operations. While management cannot predict the ultimate outcome of these matters, management believes that WTU's deferred accounting will be sustained by the Texas Commission on the basis of the financial integrity standard and therefore the ultimate resolution of the issue will not have a material adverse effect on CSW's or WTU's results of operations or financial condition.

     For additional information on CPL's and WTU's deferred accounting proceedings, see CPL's and WTU's Annual Reports on Form 10-K for the year ended December 31, 1994.

3.  Dividends

CSW, CPL, PSO, SWEPCO and WTU
      The subsidiary companies' mortgage indentures, as amended and supplemented, contain certain restrictions on the use of their retained earnings for cash dividends on their common stock. These restrictions do not limit the ability of CSW to pay dividends to its shareholders. At March 31, 1995, approximately $1.4 billion of the subsidiary companies' retained earnings were available for payment of cash dividends by CSW to its shareholders. At March 31, 1995, the amount of retained earnings available for payment of cash dividends to CSW by the Electric Operating Companies was as follows:

                                 Retained
                                 Earnings
                              Available for
             Company            Dividends
                                (millions)
             CPL                   $608
             PSO                    132
             SWEPCO                 312
             WTU                    137

4.  Earnings and Dividends Per Share of Common Stock

CSW
      Earnings per share of common stock are computed by dividing net income for common stock by the average number of common shares outstanding for the respective periods. Dividends per common share reflect per share amounts paid during the periods.

5.  Commitments and Contingent Liabilities

Proposed El Paso Merger
CSW
       For   information  regarding  the  commitments  and  contingent
liabilities relating to the proposed El Paso Merger, reference is made to PART II - OTHER INFORMATION-Item 5. Other Information.

Environmental
CSW and SWEPCO
     For information regarding environmental issues, reference is made to PART II - OTHER INFORMATION-Item 5. Other Information.

CSWE Projects

CSW
     Mulberry
       CSWE has provided construction services to the Mulberry cogeneration facility through a wholly-owned subsidiary, CSW Development-I, Inc. The project achieved commercial operation in August 1994 and added 117 Mws of on-line capacity of which CSW Development-I, Inc. owns 50%. CSWE's maximum potential liability under the fixed price contract is $29 million and will decrease to zero over the next two years as contractual standards are met. Additionally, CSW Development-I, Inc. has entered into a fixed price contract of $14 million to construct the Mulberry thermal host facility. At March 31, 1995, the estimated contract costs to complete the host facility were approximately $42 million. The host facility is expected to be completed by the end of the second quarter of 1995. Negotiations are ongoing to determine if the costs exceeding the contract will be absorbed by CSW Development-I, Inc. or allocated between the partners as a capital contribution. Management does not believe that an unfavorable resolution of this issue will have a material adverse impact on CSW's consolidated results of operations or financial condition. CSW has provided additional guarantees to the project totaling approximately $42 million.

     Ft. Lupton
      CSWE has entered into a purchase agreement on the Fort Lupton project through a wholly-owned subsidiary, CSW Ft. Lupton Inc., to provide $79.5 million of equity upon the occurrence of certain events. As of March 31, 1995, $43 million of equity had been provided. CSWE has provided three letters of credit to the project totaling $18.3 million. During March 1995, CSW Fort Lupton Inc. closed permanent project financing on the Fort Lupton facility which allowed CSW Fort Lupton Inc. to repay its $100 million construction borrowings to CSW.

     Orange
      CSWE has committed to provide up to $125 million of construction financing to the Orange cogeneration project in which CSWE owns a 50% interest through CSW Development-I, Inc. Of this total, CSW Development-I, Inc. has provided $85 million at March 31, 1995. The 103 Mw facility is expected to commence commercial operation in June 1995. CSW Development-I, Inc. expects to obtain third party permanent financing for this project by year end.

     Other
      CSWE has posted security deposits and other security instruments of approximately $14 million on five additional projects in various stages of development, construction and operation.

Nuclear Insurance
CSW and CPL
      As previously reported, in connection with the licensing and operation of STP, the owners have purchased the maximum limits of nuclear liability insurance, as required by law, and have executed indemnification agreements with the NRC in accordance with the financial protection requirements of the Price-Anderson Act.

      The Price-Anderson Act, a comprehensive statutory arrangement providing limitations on nuclear liability and governmental indemnities, is in effect until August 1, 2002. The limit of liability under the Price-Anderson Act for licensees of nuclear power plants is $8.92 billion per incident, effective as of January 1995. The owners of STP are insured for their share of this liability through a combination of private insurance amounting to $200 million and a mandatory industry-wide program for self-insurance totaling

$8.72 billion. The maximum amount that each licensee may be assessed under the industry-wide program of self-insurance following a nuclear incident at an insured facility is $75.5 million per reactor, which may be adjusted for inflation, plus a five percent charge for legal expenses, but not more than $10 million per reactor for each nuclear incident in any one year. CPL and each of the other STP owners are subject to such assessments, which CPL and other owners have agreed will be allocated on the basis of their respective ownership interests in STP. For purposes of these assessments, STP has two licensed reactors.

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

      On August 28, 1994, CPL filed a claim under the NEIL I policy relating to the 1993 - 1994 outage at STP Units 1 and 2. NEIL is currently reviewing the claim. CPL management is unable to predict the ultimate outcome of this matter.

Henry W. Pirkey Power Plant
CSW and SWEPCO
      In connection with the lignite mining contract for its Henry W. Pirkey Power Plant, SWEPCO has agreed, under certain conditions, to assume the obligations of the mining contractor. As of March 31, 1995, the maximum SWEPCO would have to assume is $82.5 million. The maximum amount may vary as the mining contractor's need for funds fluctuates. The contractor's actual obligation outstanding as of March 31, 1995 is approximately $61.8 million.

6.  Federal Income Taxes

CSW and CPL
      Due to the tax implications of the Agreement in Principle on the financial statements of CSW and CPL the following reconciliation is presented.

CSW
                                        3 Months
                                     Ended March 31,
                                          1995
                                       (millions)
            Tax at statutory rates      $  2.5
            Differences
              Amortization of ITC         (3.5)
              Mirror CWIP                 (2.7)
              Prior period adjustments   (35.3)
              Other                        (.2)
                                        $(39.1)

Prior period adjustments reflect the accelerated flowback of $34.3 million of unprotected excess deferred income taxes in accordance with the Agreement in Principle and are the primary reason for differences between the statutory income tax rate and the effective tax rate for the first quarter of 1995.

CPL
                                        3 Months
                                     Ended March 31,
                                          1995
                                       (thousands)
            Tax at statutory rates      $(11,822)
            Differences
              Amortization of ITC         (1,447)
              Mirror CWIP                 (2,711)
              Prior period adjustments   (35,289)
              Other                        1,129
                                        $(50,140)

Prior period adjustments reflect the accelerated flowback of $34.3 million of unprotected excess deferred income taxes in accordance with the Agreement in Principle and are the primary reason for differences between the statutory income tax rate and the effective tax rate for the first quarter of 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations included in each registrant's 1994 Annual Report on Form 10-K. Reference is also made to each registrant's unaudited Financial Statements and related Notes to Financial Statements included herein. The information included therein and herein should be read in conjunction with, and is essential in understanding, the following discussion and analysis.

Results of Operations
CSW, CPL, PSO, SWEPCO and WTU
      Reference is made to in PART I-FINANCIAL INFORMATION ITEM 1. Financial Statements.

Capital Requirements, Liquidity and Financing
CSW, CPL, PSO, SWEPCO and WTU

Construction and Capital Expenditures
      Construction expenditures for the CSW System for the first quarter of 1995 were $96 million. These construction expenditures were primarily for improvements to existing production, transmission and distribution facilities, as well as enhancements by Transok of existing gas gathering and transmission systems. The improvements are required to meet the needs of new customers and to satisfy the changing requirements of existing customers. The CSW System anticipates that the majority of all funds required for construction for the remainder of the year will be provided from internal sources.

Short-Term Financing
      The CSW System uses short-term debt to meet fluctuations in working capital requirements and other interim capital needs. The registrants, together with other members of the CSW System, have established a money pool to coordinate short-term borrowings through the issuance of CSW's commercial paper.

Long-Term Financing
      The CSW System is committed to maintaining financial flexibility by maintaining a strong capital structure and favorable securities ratings which help to assure future access to capital markets when required. CSW, in order to strengthen its capital structure and support growth from time to time, may issue additional shares of its common stock. At March 31, 1995 the capitalization ratios of each of the registrants were as follows:

Company                  Common     Preferred   Long Term
                         Equity       Stock        Debt
CSW                       48%          5%          47%
CPL                       45%          8%          47%
PSO                       54%          2%          44%
SWEPCO                    52%          4%          44%
WTU                       52%          1%          47%

CSW and WTU
      On March 2, 1995, WTU sold to underwriters in a negotiated offering $40 million of 7.50% First Mortgage Bonds, Series T, due April 1, 2000. The proceeds of the bonds were used to repay a portion of WTU's short-term debt, to provide working capital and for other general corporate purposes.

Recent Developments
Consolidated Taxes
      As previously reported, in 1992 the Texas Commission changed its method of calculating the federal income tax component of rates to the "actual tax approach." This approach reduces rates by the tax benefits of deductions which are not considered for or included in setting rates for the utility.

      On April 13, 1995, the Texas Supreme Court issued a decision which holds that the Texas Commission is not required to use the tax benefits associated with the losses of unregulated affiliates to reduce tax expense in cost of service. The Texas Supreme Court also ruled that the Texas Commission cannot include the income tax deductions taken by the utility for disallowed expenses when determining the utility's federal income tax liability.

      This decision will allow CSW shareholders to retain the tax benefits associated with disallowed expenditures. The decision also does not require the Texas Commission to reduce rates by the tax benefits associated with the losses of unregulated affiliates.

Regulatory Matters
CSW, CPL, PSO, SWEPCO and WTU
      Reference  is  made  to   NOTE  2.   Litigation  and  Regulatory
Proceedings for a discussion of each of the Electric Operating Companies regulatory matters.

Proposed El Paso Merger
CSW
     Reference is made to PART II-OTHER INFORMATION-Item 5. Other Information for information regarding the proposed Merger with El Paso.

     For additional information relating to the proposed El Paso Merger, See CSW's Annual Report on Form 10-K for the year ended December 31, 1994.

PART II - OTHER INFORMATION

      For background and earlier developments relating to Part II information reference is made to each registrant's 1994 Annual Report on Form 10-K.

Item 1.  Legal Proceedings.

Cimmaron Litigation
CSW
      On January 12, 1994, Cimmaron brought suit against CSW and its wholly-owned subsidiary, CSWE, in the 125th District Court of Houston, Harris County, Texas. Cimmaron alleges that CSW and CSWE breached commitments to participate with Cimmaron in the failed BioTech Cogeneration project located in Colorado. Cimmaron claims breach of contract, fraud and negligent misrepresentation with alleged damages totaling $250 million, punitive damages of an unspecified amount, as well as attorney's fees.

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

      Pre-trial discovery on the case is presently underway with depositions of the parties being taken during March, April and May 1995. Trial was originally set for the week of April 10, 1995, but the parties filed a joint motion for continuance and the court re-set the case for January 17, 1996. Management of CSW cannot predict the outcome of this litigation, but believes that CSW and CSWE have defenses to these complaints and are pursuing them vigorously and that the ultimate resolution will not have a material adverse effect on CSW's consolidated results of operations or financial condition.

Westinghouse Litigation
CSW and CPL
      CPL and other owners of STP are plaintiffs in a lawsuit filed in October 1990 in District Court in Matagorda County, Texas against Westinghouse seeking damages and other relief. The suit alleges that Westinghouse supplied STP with defective steam generator tubes that are susceptible to stress corrosion cracking. Westinghouse filed an answer to the suit in March 1992 denying the plaintiffs allegations. The suit is set for trial in July 1995.

      Inspections have detected early indications of stress corrosion cracking in steam generator tubes at STP. Management believes the steam generator tubes will continue to deteriorate. The STP owners have authorized the plant to solicit competitive bids for replacement of the STP steam generators in 1999 for Unit 1 and 2000 for Unit 2.

      A preliminary damages report prepared by experts for the STP owners estimates that replacement of the STP Unit 1 and Unit 2 steam generators will cost approximately $285 million of which CPL's share would be approximately 25 percent. The estimated replacement cost of $285 million does not include replacement power costs, additional operating expenses and other costs that are being sought from Westinghouse in the pending litigation. Recoverability of these amounts and the steam generator replacement costs from Westinghouse is uncertain. Management believes that the ultimate resolution of this matter will not have a material adverse effect on CSW's or CPL's results of operations or financial condition.

Burlington Northern Transportation Contracts
CSW and PSO
      In June 1992, PSO filed suit in Federal District Court in Tulsa, Oklahoma, against Burlington Northern seeking declaratory relief under a long-term contract for the transportation of coal. In July 1992, Burlington Northern asserted counterclaims against PSO alleging that PSO breached the contract. The counterclaims sought damages in a unspecified amount. In December 1993, PSO amended its suit against
Burlington Northern seeking damages and declaratory relief under federal and state anti-trust laws. PSO and Burlington Northern filed motions for summary judgment dispositive of certain issues in the litigation. In March 1994, the court issued an order granting PSO's motions for summary judgment and denying Burlington Northern's motion. It was not necessary for the court to decide the federal and state anti-trust claims raised by PSO. Judgment was rendered in favor of PSO by the United States District Court in May 1994. In June 1994, Burlington Northern appealed this judgment to the United States Court of Appeals for the Tenth Circuit. In April 1995, the Tenth Circuit entered an order reversing the District Court's decision in part and affirming the order in part. On May 2, 1995, PSO filed a petition for rehearing by the Tenth Circuit. Additional litigation in the District Court may be necessary if PSO's petition for rehearing is not successful. Management believes the ultimate resolution of this matter will not have a material adverse effect on CSW's or PSO's consolidated results of operations or financial condition.

CSW and SWEPCO
      On January 20, 1995, a state district court in Bowie County, Texas, entered judgment in favor of SWEPCO against Burlington Northern in a lawsuit regarding rates charged under two rail transportation contracts for delivery of coal to SWEPCO's Welsh and Flint Creek power plants. The court awarded SWEPCO approximately $72 million covering damages for the period from April 27, 1989 through September 26, 1994 and post-judgment interest and attorneys' fees and granted certain declaratory relief requested by SWEPCO. Burlington Northern has appealed the state district court's judgment to the Texas Court of Appeals. This appeal is now pending.

PCB Cases
CSW and PSO
    As previously reported, PSO has been named defendant in complaints filed in state court in Oklahoma alleging, among other things, that some of the plaintiffs were contaminated with PCBs and other toxic by-products following transformer malfunctions. As of May 1, 1995, the complaints totaled approximately $395 million, of which amount approximately one-third represents punitive damages. Some claims have been dismissed, certain of which resulted in settlements among the parties. The settlements have not had a material adverse effect on CSW's or PSO's consolidated results of operations or financial condition. Although management cannot predict the outcome of these proceedings, management believes that PSO has defenses to these claims and intends to pursue them vigorously. Moreover, management has reason to believe that PSO's insurance may cover some of these claims. Management also believes that the ultimate resolution of these cases will not have a material adverse effect on CSW's or PSO's consolidated results of operations or financial condition.

Other Legal Claims and Proceedings
CSW, CPL, PSO, SWEPCO and WTU
      The CSW System is party to various other legal claims and proceedings arising in the normal course of business. Management does not expect disposition of these matters to have a material adverse effect on the registrants' results of operations or financial condition. See NOTE 2. Litigation and Regulatory Proceedings for a discussion of each of the Electric Operating Companies regulatory matters.

Item 4.  Submission of Matters to a Vote of Security Holders.

CSW
(a)  The annual meeting of stockholders of CSW was held on April 20, 1995.

(b)  The stockholders elected five directors at the annual meeting.

       The name of each nominee and the number of shares voted for or against were as follows:

Nominee                 Votes for         Votes against
Glenn Biggs            165,629,077           929,897
E.R. Brooks            165,533,583         1,025,391
Robert W. Lawless      165,601,238           957,736
James L. Powell        165,582,313           976,661
Donald M. Carlton      165,597,922           961,052

In addition, stockholders voted to approve the appointment of Arthur Andersen LLP independent public accountants, as CSW's auditors for 1995, with 165,288,978 votes cast for approval, 664,580 votes cast against approval and 605,416 votes abstaining.

(c)  Other matters voted upon at the annual meeting of stockholders.

      No other matters (other than procedural matters) were voted upon at the annual meeting.


CPL
(a)  The annual meeting of stockholders of CPL was held on April 13, 1995.

(b)  Directors elected at the annual meeting were:


E. R. Brooks        Pete Morales, Jr.
Robert R. Carey     S. Loyd Neal, Jr.
Ruben M. Garcia     H. Lee Richards
David L. Hooper     Melanie J. Richardson
Harry D. Mattison   J.  Gonzalo Sandoval
Robert A. McAllen   Gerald E. Vaughn

 (c)  Other matters voted upon at the annual meeting of stockholders.

      No other matters (other than procedural matters) were voted upon at the annual meeting.

PSO
(a)  The annual meeting of stockholders of PSO was held on April 18, 1995.

(b)  Directors elected at the annual meeting were:


E. R. Brooks              William R. McKamey
Harry A. Clarke           Mary M. Polfer
Paul K. Lackey, Jr.       Dr. Robert B. Taylor, Jr.
Paula Marshall-Chapman    Robert L. Zemanek
Harry D. Mattison         Waldo J. Zerger, Jr.

 (c)  Other matters voted upon at the annual meeting of stockholders.

      No other matters (other than procedural matters) were voted upon at the annual meeting.


SWEPCO
(a)  The annual meeting of stockholders of SWEPCO was held on April 12, 1995.

(b)  Directors elected at the annual meeting were:


Richard H. Bremer   Dr.  Frederick E. Joyce
E. R. Brooks        Michael H. Madison
James E. Davison    Harry D. Mattison
Al P. Eason, Jr.    Marvin R. McGregor
W. J. Googe, Jr.    William C. Peatross

 (c)  Other matters voted upon at the annual meeting of stockholders.

      No other matters (other than procedural matters) were voted upon at the annual meeting.

WTU
(a) The annual meeting of stockholders of WTU was held on April 25, 1995.

(b)  Directors elected at the annual meeting were:


Richard F. Bacon    Tommy Morris
C. Harwell Barber   Dian G. Owen
E. R. Brooks        James M. Parker
Paul. J. Brower     Dennis M. Sharkey
T.D. Churchwell     F. L. Stephens
Glenn Files         Donald A. Welch
Harry D. Mattison

 (c)  Other matters voted upon at the annual meeting of stockholders.

      No other matters (other than procedural matters) were voted upon at the annual meeting.

Item 5.  Other Information.

Proposed El Paso Merger
CSW
Background
      In May 1993, CSW entered into a Merger Agreement pursuant to which El Paso would emerge from bankruptcy as a wholly-owned subsidiary of CSW. El Paso is an electric utility company headquartered in El Paso, Texas, which had filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code on January 8, 1992. On July 30, 1993, El Paso filed a Modified Plan, and on December 8, 1993, the Bankruptcy Court confirmed the Modified Plan. Under the Modified Plan, the total value of CSW's offer to acquire El Paso is approximately $2.2 billion. The Modified Plan generally provides for El Paso creditors and shareholders to receive shares of CSW Common and/or securities of El Paso, or to have their claims cured and reinstated.

      The Merger is subject to numerous conditions set forth in the Merger Agreement including, among others, receipt of all required regulatory approvals and the absence of a material adverse effect or facts or circumstances that could reasonably be expected to result in a material adverse effect on El Paso. The Merger Agreement also provides that CSW and El Paso have the right to terminate the Merger Agreement under specified circumstances including, among others, the failure of the Effective Date as defined in the Merger Agreement to occur on or before the Termination Date, which is defined as 18 months after the Confirmation Date or June 8, 1995. Required regulatory approvals and filings in connection with the Merger include approvals of the FERC, the SEC, the Texas Commission, the New Mexico Commission, the NRC, and filings with the Department of Justice and the Federal Trade Commission under the HSR Act. As of May 1, 1995 applications for all federal and state required regulatory approvals were pending, except that early termination of the waiting period was granted under the HSR Act on April 28, 1995. Although CSW contemplates that one or more additional required regulatory approvals may be forthcoming on or before June 8, 1995, CSW does not expect that all such required approvals will have been issued and become final before that date. The Termination Date can be extended up to six months to December 8, 1995 upon the mutual agreement of the parties. To date no request has been received from or sent to El Paso to extend the Termination Date.

      On September 12, 1994, in a letter responding to an earlier letter from El Paso dated August 5, 1994, CSW reiterated its position that continuing service to Las Cruces is a material element of CSW's bargain with El Paso and advised El Paso that the muncipalization efforts in Las Cruces and other matters, including (i) the potential loss of other customers in El Paso's service area, including the
Holloman Air Force Base and the White Sands Missile Range in New Mexico, (ii) cracking in steam generator tubes at Palo Verde, (iii) intense political and regulatory opposition to the Merger, and (iv) a new "comparable transmission service" standard being imposed on the Merger by the FERC, place the completion of the Merger in jeopardy. CSW's September 12, 1994, letter further advised El Paso that the foregoing matters, individually and cumulatively, constitute a material adverse effect or failure of other closing conditions under the Merger Agreement which, unless timely resolved, could preclude closing of the proposed Merger.

      By letter dated September 16, 1994, El Paso disagreed with the positions set forth by CSW in its September 12 letter and asserted that CSW's September 12 letter "has inflicted irreparable harm on El Paso and the Merger process." Since September 1994, CSW and El Paso have exchanged a number of letters relating both to their disagreement with respect to the contingencies identified in CSW's September 12 letter as well as to various other issues under the Merger Agreement and Modified Plan.

Recent Developments
      On May 11, 1995, El Paso filed an amended complaint with the Bankruptcy Court in a existing adversarial proceeding seeking to enjoin the Texas Commission from entering rulings which El Paso believes are inconsistent with findings of fact entered by the Bankruptcy Court.

      Although CSW continues to use its best efforts to obtain the required regulatory approvals and work toward consummation of the Merger, CSW continues to monitor the aforementioned contingencies which could preclude the consummation of the Merger. Based upon the failure of El Paso to resolve the contingencies set forth above, the likelihood that the required regulatory approvals will not be obtained by June 8, 1995, and the potential impacts of the pending Bankruptcy Court hearings, CSW believes that it is uncertain and cannot presently predict whether, or if so when, the Merger will be consummated.

       If the Merger is not consummated, then under certain circumstances set forth in the Merger Agreement CSW or El Paso would be required to pay a $25 million termination fee to the other party. Additionally, under certain circumstances, if the Merger is not consummated, the Merger Agreement provides for CSW to pay El Paso a portion of certain interest costs and certain fees and expenses estimated as of March 31, 1995 to be approximately $20.5 million; however, the actual amount, if any, that CSW may be required to pay pursuant to these provisions depends on a number of contingencies and cannot presently be predicted. If the Merger Agreement is terminated, whether or not any termination fee is payable, CSW could be required to recognize as an expense deferred costs associated with the Merger, which amounted to approximately $40 million at March 31, 1995.

      In the event that the Merger is not consummated, there may be ensuing litigation between El Paso and CSW or among other parties to El Paso's bankruptcy proceedings and either or both El Paso and CSW. As previously reported, on October 11, 1994, the Bankruptcy Court granted an application by El Paso to employ special litigation counsel to advise El Paso as to ongoing activities with CSW and to assist El Paso as to the best means of preserving its rights. El Paso has recently taken the position that if, CSW attempts to terminate the Merger Agreement without proper justification or otherwise breaches the Merger Agreement, then litigation could ensue. The Merger Agreement provides for specific performance as a remedy and other damages may be available in the event of breach by either party of the Merger Agreement.

Regulatory Approvals
      The following discussion updates previous disclosure concerning regulatory approvals required for the consummation of the Merger.

Texas Commission Applications
      As previously reported, on March 3, 1995, the Texas Commission issued an interim order in the El Paso rate case and in the proceeding relating to the Merger with CSW. The interim order found the proposed Merger to be in the public interest and provides for a $24.9 million base rate increase for El Paso. The interim order adopted most of the recommendations of the presiding officers. A significant revision to the presiding officers recommendations was an increase in the allowed return on equity from 11.5% to 12%. The presiding officers' recommendations were adopted in the interim order for several significant issues even though agreement was not reached by the Texas Commission. CSW has taken the position that the interim order does not grant the regulatory rate treatment required by the Merger Agreement. El Paso has disagreed with this position. Motions for reconsideration on various issues were filed by CSW and El Paso and various other parties to the rate case. These issues included conditioning approval of the Merger on resolution of the Las Cruces and Palo Verde issues, the rate treatment of the tax effects of lease rejection damages, recovery of any acquisition adjustment and deferred costs associated with the regulatory lag period prior to receiving rate treatment for Palo Verde Unit 3. The Texas Commission considered the motions for reconsideration at meetings on April 17 and May 3, 1995. On May 3, 1995, the Texas Commission heard oral arguments on the motions for reconsideration of its interim order and the effect on that order of the recent court decisions discussed below. The Texas Commission held additional discussions on the motions for reconsideration on May 10, 1995 and has scheduled a final interim order meeting on May 16, 1995. It is uncertain whether the Texas Commission will modify any of its previously adopted positions in its initial first interim order. Pending resolution of these issues, the Texas Commission allowed El Paso's bonded rates to remain in effect until a subsequent interim decision is issued.

     Recent court decisions at the Austin Court of Appeals and Supreme Court of Texas may affect the Texas Commission's rulings on treatment of the Palo Verde inventory plan for Unit 3 and actual taxes paid methodology. At this time both court decisions are subject to motions for rehearing. It is uncertain whether the courts' decisions will be modified or whether the Texas Commission will modify its interim order based upon such decisions.

     The Texas Commission severed fuel related issues from the El Paso rate case and issued a final order which allows for El Paso to lower its fixed fuel factors by $14.3 million annually and to refund $13.7 million in over-collected fuel costs over a twelve month period.

New Mexico Commission Application
      As previously reported, on March 14, 1994, CSW and El Paso filed an application with the New Mexico Commission seeking approval of the pending Merger, the reacquisition of the leased Palo Verde assets and certain accounting treatments. On February 10, 1995, the New Mexico Commission Staff filed testimony recommending approval of each of these requests. Hearings in New Mexico were completed on March 2, 1995. This revised schedule allows for the issuance of a final order
by  the  New  Mexico  Commission by June 1995.   It is uncertain when
a final order may be issued by the New Mexico Commission.

      On April 5, 1995, El Paso filed an application with the New Mexico Commission for authorization to issue the securities under the plan of reorganization. On May 1, 1995, the hearing examiner issued a procedural order setting a hearing on the application for May 25, 1995. The schedule established by the hearing examiner allows for the issuance by the New Mexico Commission of a final order by June 8, 1995. It is uncertain when a final order may be issued by the New Mexico Commission.

FERC Application
     As previously reported, on August 1, 1994, the FERC issued orders in two proceedings that relate to the Merger. In an order issued under Section 211 of the Federal Power Act, the FERC preliminarily found that "a final order requiring SPS to provide the transmission service requested by the Applicants would comply with the statutory standards, once reliability concerns have been met." The FERC also issued an order under Section 203 of the FPA in which the FERC ruled that it will require merging utilities to offer transmission service to others on a basis that is comparable to their own uses of their transmission systems and consolidated the Section 203 and 205 proceedings of the FPA for hearing purposes.

      On April 11, 1995, the FERC ALJ who presided over the hearings related to the Section 203 and Section 205 application issued a decision finding the Merger to be consistent with the public interest. The ALJ recommended that the Merger be approved subject to the FERC's deciding a number of issues concerning transmission service. The FERC will consider the ALJ's initial decision after all of the parties file briefs setting forth their exception to the initial decision. It is uncertain if the FERC will render a decision prior to June 8, 1995.

SEC Application
      As previously reported, on January 10, 1994, CSW filed with the SEC an application under the Holding Company Act seeking authorization of the Merger and reacquisition of the Palo Verde leased assets. CSW subsequently amended the application to eliminate the request for authorization to engage in certain hedging transactions, at the
request   of  the  SEC  staff.   CSW  has  subsequently  amended   and
supplemented  the  application and has filed a brief  in  response  to intervention petitions. On April 6, 1995, CSW filed an amendment to the application in order to update and summarize for the SEC the record of the other federal and state regulatory proceedings relating to the Merger. In that filing, CSW requested the SEC to take action promptly on the application and issue an appropriate order as soon as possible. However, it is uncertain what action the SEC will take with respect to the application, or when such action will be taken.

NRC Application
      As previously reported, on January 13, 1994, APS, as operating agent for Palo Verde, joined by El Paso, filed a request with the NRC for (i) consent to the indirect transfer of El Paso's interest in the operating licenses for Palo Verde Units 1, 2, and 3 that will occur as a result of the Merger, and (ii) to amend the operating licenses for Units 2 and 3 to delete provisions of those licenses related to El Paso's sale and leaseback transactions involving those units. The request to the NRC specifies that the proposed amendments to the operating licenses and consent become effective on the Effective Date, but it is uncertain whether and, if so, when the approvals and consent will be granted.

HSR Act
      On April 28, 1995, the FTC granted early termination of the waiting period under the HSR Act.

Other
      El Paso is subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith files reports and other information with the SEC. For additional information concerning El Paso, and the Proposed El Paso Merger see El Paso's Annual Report on Form 10-K and the documents referenced therein.

      For additional information relating to the proposed El Paso Merger see CSW's Annual Report on Form 10-K for the year ended December 31, 1994.

Environmental Matters
CSW and SWEPCO

Biloxi, Mississippi MGP Site
      SWEPCO has been notified by Mississippi Power Company that it may be a PRP at the former Biloxi MGP site formerly owned and operated by a predecessor of SWEPCO. SWEPCO is working with Mississippi Power Company to investigate the extent of contamination at this site. The MDEQ approved a site investigation work plan and, in January 1995, SWEPCO and Mississippi Power Company initiated sampling pursuant to that work plan. SWEPCO and Mississippi Power Company have learned that the samples collected in January 1995 were held by the contractor for a period of time in excess of the permitted period and will have to be recollected.

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

Marshall, Texas MGP Site
      SWEPCO conducted another round of groundwater sampling from the site's groundwater monitor wells. Sample results from each of the nine monitor wells indicate that there were no drinking water standards exceeded for RCRA Metals. In April 1995, additional off-site soil samples were collected and are being analyzed for metals concentrations to provide for statistical comparison of on-site soils metals concentrations with off-site or background levels. If metals concentrations are determined to be comparable to background levels, then SWEPCO will proceed with closure of the site under the TNRCC Risk Reduction Rules Option that enable SWEPCO to place a deed restriction on the site documenting the levels of any substances determined to be above lab detection levels. If on-site metals levels are above background levels then SWEPCO will proceed with a site specific risk assessment as required under the TNRCC Risk Reduction Rules.

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

       Computation of Ratio of Earnings to Combined Fixed Charges  and
Preferred Stock     Dividends
      CPL - (Exhibit 12.2)

  (27)    Financial Data Schedules
      CSW - (Exhibit 27.1)
      CPL - (Exhibit 27.2)
      PSO - (Exhibit 27.3)
      SWEPCO - (Exhibit 27.4)
      WTU - (Exhibit 27.5)

(b)  Reports on Form 8-K:
  CSW
            CSW filed a Current Report on Form 8-K, dated January 17, 1995, Item 5. Other Events, reporting developments in the proposed El Paso Merger.

            CSW filed a Current Report on Form 8-K, dated April 5, 1995, Item 5. Other Events, reporting developments in CPL regulatory matters.
  CPL
            CPL filed a Current Report on Form 8-K, dated April 5, 1995, Item 5. Other Events, reporting developments in its regulatory matters.

  PSO
           No Current Reports on Form 8-K were filed for PSO.

  SWEPCO
           No Current Reports on Form 8-K were filed for SWEPCO.

  WTU
            WTU filed a Current Report on Form 8-K, dated February 17, 1995, Item 5. Other Events, providing unaudited financial information for the fiscal year ended December 31, 1994, in anticipation of a debt offering by WTU.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned registrant shall be deemed to relate only to matters having reference to such registrant or its subsidiaries.


                  CENTRAL AND SOUTH WEST CORPORATION


Date:  May 15, 1995              /s/ Wendy G.Hargus
                                     Wendy G. Hargus
                              Controller and Chief Accounting Officer
                              (Principal Accounting Officer)



                    CENTRAL POWER AND LIGHT COMPANY
                  PUBLIC SERVICE COMPANY OF OKLAHOMA
                  SOUTHWESTERN ELECTRIC POWER COMPANY
                     WEST TEXAS UTILITIES COMPANY


Date:  May 15, 1995              /s/ R. Russell Davis
                                     R. Russell Davis
                              Controller and Chief Accounting Officer
                              (Principal Accounting Officer)