Form 10-Q
period 1995-06-30
CENTRAL & SOUTH WEST CORP
filed 1995-08-01
CIK 18540

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                               FORM 10-Q
     (X) COMBINED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarter Ended June 30, 1995
                                  OR
         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
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

Common Stock Outstanding at July 28, 1995
                                                            Shares
Central and South West Corporation                       191,789,895
Central Power and Light Company                            6,755,535
Public Service Company of Oklahoma                         9,013,000
Southwestern Electric Power Company                        7,536,640
West Texas Utilities Company                               5,488,560

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

        CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY
                            COMPANIES

             INDEX TO QUARTERLY REPORT ON FORM 10-Q
                          JUNE 30, 1995
                                                                    Page
                                                                   Number
GLOSSARY OF TERMS                                                     3
                 PART I - FINANCIAL INFORMATION

Item 1.
Financial Statements.  (Unaudited)                                    4

     Central and South West Corporation and Subsidiary Companies      5
      Consolidated Statements of Income                               6
      Consolidated Balance Sheets                                     7
      Consolidated Statements of Cash Flows                           9
      Results of Operations                                          10
     Central Power and Light Company                                 14
      Statements of Income                                           15
      Balance Sheets                                                 16
      Statements of Cash Flows                                       18
      Results of Operations                                          19
     Public Service Company of Oklahoma                              22
      Consolidated Statements of Income                              23
      Consolidated Balance Sheets                                    24
      Consolidated Statements of Cash Flows                          26
      Results of Operations                                          27
     Southwestern Electric Power Company                             29
      Statements of Income                                           30
      Balance Sheets                                                 31
      Statements of Cash Flows                                       33
      Results of Operations                                          34
     West Texas Utilities Company                                    36
      Statements of Income                                           37
      Balance Sheets                                                 38
      Statements of Cash Flows                                       40
      Results of Operations                                          41
     Notes to Financial Statements                                   43

Item 2. Management's Discussion and Analysis of Financial
          Condition  and Results of Operations.                      54

                   PART II - OTHER INFORMATION
Item 1. Legal Proceedings.                                           56

Item 2. Changes in Securities.                                  Inapplicable

Item 3. Defaults Upon Senior Securities.                        Inapplicable

Item 4. Submission of Matters to a Vote of Security Holders.         58

Item 5. Other Information.                                           59

Item 6. Exhibits and Reports on Form 8-K.                            60

        Signatures.                                                  62

GLOSSARY OF TERMS
The following abbreviations or acronyms used in this text are defined below:

Abbreviation or Acronym        Definition
1987 Order...................  Order granted in September 1987 to WTU by the
                                 Texas Commission in connection with Docket
                                 No. 7289, Application of WTU for Deferred
                                 Accounting Treatment of Certain Oklaunion-
                                 Related Costs
Agreement in Principle.......  Agreement in Principle to settle certain CPL regulatory matters
ALJ..........................  Administrative Law Judge
ANI..........................  American Nuclear Insurance
Burlington Northern..........  Burlington Northern Railroad Company
Cimmaron.....................  Cimmaron Chemical Company
Cities.......................  Several cities in CPL's service territory
Court of Appeals.............  Court of Appeals, Third District of Texas,
                                 Austin, Texas
CPL..........................  Central Power and Light Company, Corpus Christi,
                                 Texas
CPL Settlement Agreement.....  Settlement Agreement filed by CPL with the Texas
                                 Commission to settle certain CPL regulatory
                                 matters
CSW..........................  Central and South West Corporation, Dallas,
                                 Texas
CSW Suit.....................  Suit filed by CSW against El Paso in the United
                                 States Bankruptcy Court in Austin, Texas
CSWE.........................  CSW Energy, Inc., Dallas, Texas
CSW System...................  Central and South West Corporation and
                                 subsidiaries
CWIP.........................  Construction work in progress
DEV-I........................  CSW Development-I, Inc.
Electric Operating Companies.  CPL, PSO, SWEPCO and WTU
El Paso......................  El Paso Electric Company
El Paso Suit.................  Suit filed by El Paso against CSW in state district court in El Paso, Texas
EPA..........................  Environmental Protection Agency
FMB..........................  First Mortgage Bonds
Kwh..........................  Kilowatt-hour
MCPC.........................  Mid-Continent Power Company
MDEQ.........................  Mississippi Department of Environmental Quality
Merger.......................  The proposed merger whereby El Paso would become a wholly owned subsidiary of CSW
Merger Agreement.............  Agreement and Plan of Merger between El Paso and
                                 CSW, dated as of May 8, 1993, as amended
MGP..........................  Manufactured gas plant or coal gasification plant
Mississippi Power............  Mississippi Power Company
Mmbtu........................  Million Btu (British thermal unit)
Mw...........................  Megawatt
Mwh..........................  Megawatt-hour
NEIL.........................  Nuclear Electric Insurance Limited
NRC..........................  Nuclear Regulatory Commission
Oklahoma Commission..........  Corporation Commission of the State of Oklahoma
Oklaunion....................  Oklaunion Power Station Unit No. 1
PCB..........................  Polychlorinated Biphenyl
PCRB.........................  Pollution Control Revenue Bonds
PFD..........................  Proposal for Decision
PRP..........................  Potentially Responsible Party
PSO..........................  Public Service Company of Oklahoma, Tulsa,
                                 Oklahoma
RCRA.........................  Resource Conservation and Recovery Act of 1976
RFP..........................  Rate Filing Package
SEC..........................  Securities and Exchange Commission
STP..........................  South Texas Project nuclear electric generating station
SWEPCO.......................  Southwestern Electric Power Company, Shreveport,
                                 Louisiana
Texas Commission.............  Public Utility Commission of Texas
TNRCC........................  Texas Natural Resource Conservation Commission
Transok......................  Transok, Inc. and subsidiaries, Tulsa, Oklahoma
TSCA.........................  Toxic Substance Control Act of 1976
Westinghouse.................  Westinghouse Electric Corporation
WTU..........................  West Texas Utilities Company, Abilene, Texas













                 PART I.  FINANCIAL INFORMATION.

                 Item 1.  Financial Statements.




CSW

               CENTRAL AND SOUTH WEST CORPORATION
                    AND SUBSIDIARY COMPANIES














        CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)



                                     Three Months Ended        Six Months Ended
                                          June 30,                 June 30,

                                     1995          1994        1995        1994
                                        (Millions, except per share amounts)

REVENUES
  Electric operating revenues   $    774      $    785     $  1,288      $ 1,458
  Gas                                134           116          270          288
  Other diversified                   12             7           21           12
                                     920           908        1,579        1,758

OPERATING EXPENSES AND TAXES
  Fuel and purchased power           257           292          492          581
  Gas purchased for resale            76            60          148          170
  Gas extraction and marketing        24            23           52           45
  Other operating                    149           145          258          289
  Charges for terminated Merger       42            --           42           --
  Maintenance                         41            45           78           86
  Depreciation and amortization       92            89          186          176
  Taxes, other than federal income    49            51           86          100
  Federal income taxes                20            46          (23)          61
                                     750           751        1,319        1,508
OPERATING INCOME                     170           157          260          250

OTHER INCOME AND DEDUCTIONS
  Mirror CWIP liability
    amortization                      10            17           21           34
  Other                               11             4           34           10
                                      21            21           55           44

INCOME BEFORE INTEREST CHARGES       191           178          315          294

INTEREST CHARGES
  Interest on long-term debt          56            55          112          108
  Interest on short-term debt and
    other                             27            16           52           31
                                      83            71          164          139

NET INCOME                           108           107          151          155
  Preferred stock dividends            5             4           10            9
NET INCOME FOR COMMON STOCK     $    103      $    103     $    141      $   146

AVERAGE COMMON SHARES
  OUTSTANDING                      191.4         189.0        191.1        188.8

EARNINGS PER SHARE OF COMMON
  STOCK                         $   0.54      $   0.55     $   0.74      $  0.78

DIVIDENDS PAID PER SHARE OF
  COMMON STOCK                  $   0.43      $  0.425     $   0.86      $  0.85





    The accompanying notes to consolidated financial statements as they relate to CSW are an integral part of these statements.

        CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY COMPANIES

                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)


                                                    June 30,      December 31,
                                                      1995            1994
                                                           (Millions)
ASSETS

PLANT
  Electric utility
     Production                                     $  5,833       $  5,802
     Transmission                                      1,409          1,377
     Distribution                                      2,607          2,539
     General                                             776            764
     Construction work in progress                       442            412
     Nuclear fuel                                        163            161
     Total electric                                   11,230         11,055
  Gas                                                    821            798
  Other diversified                                       37             15
                                                      12,088         11,868
  Less - Accumulated depreciation                      4,053          3,870
                                                       8,035          7,998

CURRENT ASSETS
     Cash and temporary cash investments                  34             27
     Accounts receivable                                 904            837
     Materials and supplies, at average cost             164            162
     Electric fuel inventory, substantially at
       average cost                                      140            118
     Gas inventory/products for resale                    23             23
     Under-recovered fuel costs                           --             54
     Accumulated deferred income taxes                    20              2
     Prepayments and other                                44             42
                                                       1,329          1,265

DEFERRED CHARGES AND OTHER ASSETS
     Deferred plant costs                                515            516
     Mirror CWIP asset                                   317            322
     Other non-utility investments                       335            394
     Income tax related regulatory assets, net           265            216
     Other                                               318            274
                                                       1,750          1,722

                                                    $ 11,114       $ 10,985










    The accompanying notes to consolidated financial statements as they relate to CSW are an integral part of these statements.

        CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY COMPANIES

                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)


                                                    June 30,      December 31,
                                                      1995            1994
                                                           (Millions)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION
     Common stock:  $3.50 par value
       Authorized shares:   350.0 million
       Outstanding shares:  June 30, 1995,
                              191.7 million
                            December 31, 1994,
                              190.6 million         $    671       $    667
     Paid-in capital                                     586            561
     Retained earnings                                 1,801          1,824
       Total Common Stock Equity                       3,058          3,052
     Preferred stock
       Not subject to mandatory redemption               292            292
       Subject to mandatory redemption                    35             35
     Long-term debt                                    2,954          2,940
       TOTAL CAPITALIZATION                            6,339          6,319

CURRENT LIABILITIES
     Long-term debt and preferred stock due within
       twelve months                                      31              7
     Short-term debt                                     846            910
     Short-term debt - CSW Credit, Inc.                  748            573
     Accounts payable                                    258            286
     Accrued taxes                                        97            111
     Accrued interest                                     47             61
     Refund due customers                                 52             --
     Over-recovered fuel costs                            61             21
     Other                                               129            138
                                                       2,269          2,107

DEFERRED CREDITS
     Income taxes                                      2,072          2,048
     Investment tax credits                              313            320
     Mirror CWIP liability and other                     121            191
                                                       2,506          2,559

                                                    $ 11,114       $ 10,985











    The accompanying notes to consolidated financial statements as they relate to CSW are an integral part of these statements.

        CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY COMPANIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                          Six Months Ended
                                                              June 30,
                                                         1995          1994
                                                             (Millions)
OPERATING ACTIVITIES
     Net Income                                       $    151       $    155
     Non-cash Items Included in Net Income
       Depreciation and amortization                       208            195
       Deferred income taxes and investment tax
         credits                                           (50)            38
       Mirror CWIP liability amortization                  (21)           (34)
       Charges for terminated Merger                        42             --
       Regulatory assets established for restructuring
         charges                                           (21)            --
     Changes in Assets and Liabilities
       Accounts receivable                                 (74)           (44)
       Over and under- recoveries of fuel                   94            (16)
       Accounts payable                                    (19)           (57)
       Accrued taxes                                       (14)            (5)
       Refund due customers pursuant to CPL Agreement
         in Principle                                       52             --
       Other                                               (54)           (18)
                                                           294            214

INVESTING ACTIVITIES
     Capital expenditures and acquisitions                (212)          (268)
     Non-affiliated accounts receivable collections        (90)          (114)
     CSWE projects                                          32             37
     Other                                                 (15)            (7)
                                                          (285)          (352)

FINANCING ACTIVITIES
     Common stock sold                                      29             25
     Proceeds from issuance of long-term debt               40            138
     Retirement of long-term debt                           (6)            (2)
     Reacquisition of long-term debt                        (1)           (14)
     Redemption of preferred stock                          --             (4)
     Change in short-term debt                             111            125
     Payment of dividends                                 (175)          (170)
                                                            (2)            98

NET CHANGE IN CASH AND CASH EQUIVALENTS                      7            (40)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            27             62
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $     34       $     22


SUPPLEMENTARY INFORMATION
     Interest paid less amounts capitalized           $    166       $    131

     Income taxes paid                                $     17       $     14

    The accompanying notes to consolidated financial statements as they relate to CSW are an integral part of these statements.

      CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY COMPANIES

     Set forth below is information concerning the consolidated results of operations for CSW for the three month and six month periods ending June 30, 1995. For information concerning the results of operations for each of the Electric Operating Companies, see the discussions below under the heading RESULTS OF OPERATIONS following the financial statements of each of the Electric Operating Companies.

RESULTS OF OPERATIONS

COMPARISON OF THE QUARTERS ENDED JUNE 30, 1995 AND 1994

     Net Income for Common Stock. Net income for common stock was unchanged at $103 million during the second quarter of 1995 compared to the second quarter of 1994. Earnings per share decreased to $0.54 from $0.55 due to an increase in the number of shares of CSW common stock outstanding. Included in the second quarter 1995 results was the establishment of a reserve of $42 million for deferred merger and acquisition costs as a result of CSW's termination of the Merger on June 9, 1995. Also impacting earnings were increased interest costs and lower earnings from Mirror CWIP liability amortization. Offsetting these factors were increased gas revenues, non-fuel electric revenues and prior year tax adjustments.

     Operating Revenues. Operating revenues increased 1% to $920 million in the second quarter of 1995 from $908 million in the second quarter of 1994. This increase reflects increased gas revenues offset partially by decreased electric revenues. Gas revenues increased due to higher gas sales and transportation which were offset partially by lower gas prices. Electric revenues decreased primarily due to lower fuel revenues in the second quarter of 1995 compared to the second quarter of 1994. Total retail Kwh sales increased 2.2% in the second quarter of 1995 as compared to the second quarter of 1994. Residential, commercial and industrial sales were up 2.5%, 1.9% and 2.1%, respectively. Increased usage, primarily by industrial customers, and new residential and commercial customers, contributed to the Kwh sales growth.

     Fuel and Purchased Power. Fuel and purchased power expense decreased 12% to $257 million in the second quarter of 1995 from $292 million in the second quarter of 1994. The total composite unit cost of fuel decreased 8% to $1.65 per Mmbtu in the second quarter of 1995 from $1.79 per Mmbtu in the second quarter of 1994, reflecting lower gas, lignite and nuclear fuel prices and increased use of less costly nuclear fuel. These lower costs reduced total fuel expense $34 million. Purchased power decreased $1 million or 8% in the second quarter of 1995.

     Gas Purchased for Resale. Gas purchased for resale increased 27% to $76 million in the second quarter of 1995 from $60 million in the second quarter of 1994 due to an increase in gas sales volumes which was partially offset by a decrease in the average cost of gas.

     Charges for Terminated Merger. CSW recorded a $42 million charge for the establishment of a reserve for deferred merger and acquisition costs as a result of CSW's termination of the Merger on June 9, 1995. See Part II - Other Information - Item 1. for additional information related to the termination of the Merger and litigation arising in connection therewith.


CSW RESULTS OF OPERATIONS (continued)

COMPARISON OF THE QUARTERS ENDED JUNE 30, 1995 AND 1994 (continued)

     Maintenance. Maintenance decreased 9% to $41 million in the second quarter of 1995 from $45 million in the second quarter of 1994. This decrease was due primarily to lower levels of maintenance associated with STP.

     Depreciation and Amortization. Depreciation and amortization increased 3% from $89 million to $92 million due primarily to increases in all classes of depreciable plant.

     Federal Income Taxes. Federal income taxes decreased $26 million during the second quarter of 1995 from $46 million during the second quarter of 1994. This decrease resulted primarily from prior year tax adjustments at the Electric Operating Companies as well as lower pre-tax income. See NOTE 6. Federal Income Taxes for additional information related to the tax adjustments.

     Other Income and Deductions. Mirror CWIP liability amortization decreased 35% to $11 million in the second quarter of 1995 from $17 million in the second quarter of 1994. The decrease reflects the original liability amortization schedule agreed upon in the settlement of CPL rate cases in 1990 and 1991. Other income increased $6 million during the second quarter of 1995 as compared to the second quarter of 1994. The increase was primarily attributable to the reclassification of CSWE's operating activities. Prior to 1994, CSWE was in the developmental stage of its business and, accordingly, its operating activities were classified in Other Income and Deductions. However, in conjunction with the completion of three projects in 1994, CSWE's revenues and expenses were classified as operating activities in Other Diversified Revenues and Other Operating Expenses at the end of 1994. Both of these components had negative earnings impacts classified in Other Income and Deductions during the second quarter of 1994.

     Interest on Short-Term Debt and Other. Interest on short-term debt and other increased $11 million during the second quarter of 1995 as compared to the second quarter of 1994 due to higher levels of short-term borrowings and higher short-term interest rates.

COMPARISON OF THE SIX MONTH ENDED JUNE 30, 1995 AND 1994

     Net Income for Common Stock. Net income for common stock decreased 3% to $141 million during the first six months of 1995 from $146 million during the first six months of 1994. Earnings per share decreased to $0.74 from $0.78, reflecting the impact of the Agreement in Principle as well as the establishment of a $42 million reserve for deferred merger and acquisition costs associated with CSW's termination of the Merger on June 9, 1995. Also adversely impacting earnings were increased interest costs and lower earnings from Mirror CWIP liability amortization. Partially offsetting these factors were increased non-fuel electric revenues and lower taxes.

     Operating Revenues. Operating revenues decreased 10% to $1,579 million during the six months ended June 30, 1995 from $1,758 million during the six months ended June 30, 1994. This decrease reflects a $62 million write-off of fuel under-recovery and $50 million of reserves for refunds recorded in the first quarter of 1995 as a result of the Agreement in Principle. In addition, fuel revenues were lower in the first six months of 1995 as compared to the first six months of 1994 due to lower fuel costs as described below. The decrease in operating revenues was offset in part by a 2.4% increase in total retail Kwh sales in the first six months of 1995 as compared to the first six months of 1994. Residential, commercial and industrial sales increased 1.2%, 2.0% and 3.5%, respectively, during the six


CSW RESULTS OF OPERATIONS (continued)

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994 (continued)

months ended June 30, 1995. Increased usage, particularly among industrial customers, and new residential and commercial customers caused the increase. Gas revenues decreased 6% to $270 million during first six months of 1995 from $288 million during the first six months of 1994. This decrease was due to lower gas prices partially offset by increased gas sales and transportation volumes.

     Fuel and Purchased Power. Fuel and purchased power expense decreased 15% to $492 million during the six months ended June 30, 1995 from $581 million during the six months ended June 30, 1994. The composite unit cost of fuel decreased 16% to $1.63 per Mmbtu in the first six months of 1995 from $1.93 per Mmbtu in the first six months of 1994, reflecting lower gas, lignite and nuclear fuel prices and increased use of less costly nuclear fuel. These lower costs reduced total fuel expense by $83 million. Purchased power decreased $6 million or 21% in the first six months of 1995 as compared to the first six months of 1994 due primarily to increased generation from STP which replaced power that had been purchased during the first six months of 1994 when STP was out of service.

     Gas Purchased for Resale. Gas purchased for resale decreased 13% to $148 million during the six months ended June 30, 1995 from $170 million during the six months ended June 30, 1994 due to a decrease in the average cost of gas which was partially offset by higher sales volumes.

     Gas Extraction and Marketing. Gas extraction and marketing expenses increased $7 million to $52 million during the six months ended June 30, 1995 as compared to the comparable period in 1994. The increase was due to higher natural gas liquids sales volumes.

     Other Operating. Other operating expense decreased 11% to $258 million during the six months ended June 30, 1995 from $289 million during the six months ended June 30, 1994. This decrease was primarily due to the recognition of a $21 million regulatory asset for previously recorded restructuring charges. Also contributing to the decrease was the reversal of $7 million in rate case costs pursuant to the Agreement in Principle and reductions in employee related costs.

     Charges for Terminated Merger. CSW recorded a $42 million charge for the establishment of a reserve for deferred merger and acquisition costs as a result of CSW's termination of the Merger on June 9, 1995. See Part II - Other Information - Item 1. for information related to the termination of the Merger and litigation arising in connection therewith.

     Maintenance. Maintenance decreased 9% to $78 million during the six months ended June 30, 1995 from $86 million during the six months ended June 30, 1994. This decrease was due to lower levels of maintenance at the Electric Operating Companies, with the exception of SWEPCO where maintenance increased slightly, and costs associated with STP.

     Depreciation and Amortization. Depreciation and amortization increased 6% from $176 million to $186 million due primarily to increases in all classes of depreciable plant.

     Taxes, Other than Federal Income. Taxes other than Federal income decreased 14% to $86 million during the six months ended June 30, 1995 from $100 million during the six months ended June 30, 1994. This decrease was due primarily to lower ad valorem tax expense as a result of a true-up to prior year estimates.


CSW RESULTS OF OPERATIONS (continued)

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994 (continued)

     Federal Income Taxes. Federal income taxes decreased $84 million during the first six months of 1995 compared to the first six months of 1994. This decrease was due to a $34 million reduction of deferred Federal income taxes resulting from the Agreement in Principle, a $23 million reduction due to prior year tax adjustments at the Electric Operating Companies and lower pre-tax income. See NOTE 6. Federal Income Taxes for additional information related to the tax adjustments.

     Other Income and Deductions. Mirror CWIP liability amortization decreased 38% to $21 million during the six months ended June 30, 1995 from $34 million during the six months ended June 30, 1994. The decrease reflects the original liability amortization schedule agreed upon in the settlement of CPL rate cases in 1990 and 1991. Other income increased $24 million to $34 million during the six months ended June 30, 1995 from $10 million during the six months ended June 30, 1994. This increase was due primarily to increased interest income of $12 million and recognition of $8 million of previously deferred factoring income pursuant to the Agreement in Principle. Other income also increased $3 million as a result of the sale by PSO of non-utility fiber-optic telecommunication property during the first quarter of 1995.

     Interest on Short-Term Debt and Other. Interest on short-term debt and other increased $21 million to $52 million in the first six months of 1995 from $31 million during the first six months of 1994. This increase reflects higher levels of short-term borrowing and higher short-term interest rates.


CPL
                      CENTRAL POWER AND LIGHT COMPANY










                      CENTRAL POWER AND LIGHT COMPANY

                           STATEMENTS OF INCOME
                                (Unaudited)

                                     Three Months Ended      Six Months Ended
                                          June 30,               June 30,
                                     1995          1994      1995        1994
                                       (Thousands)             (Thousands)

ELECTRIC OPERATING REVENUES         $324,525    $333,169   $451,807    $596,398


OPERATING EXPENSES AND TAXES
  Fuel                                76,000      88,052    136,064     166,076
  Purchased power                      3,956      14,049      7,027      29,848
  Other operating                     57,455      54,907     80,989     109,681
  Maintenance                         14,697      19,169     31,902      37,728
  Depreciation and amortization       37,372      34,939     74,372      69,240
  Taxes, other than Federal income    20,522      21,398     29,997      41,317
  Federal income taxes                18,005      25,585    (35,618)     30,495
                                     228,007     258,099    324,733     484,385


OPERATING INCOME                      96,518      75,070    127,074     112,013

OTHER INCOME AND DEDUCTIONS
  Mirror CWIP liability amortization  10,250      17,000     20,500      34,000
  Allowance for equity funds
    used during construction            (114)        (62)      (115)        (24)
  Other                                2,477         390     10,574       1,390
                                      12,613      17,328     30,959      35,366

INCOME BEFORE INTEREST CHARGES       109,131      92,398    158,033     147,379

INTEREST CHARGES
  Interest on long-term debt          28,534      27,953     57,094      54,632
  Interest on short-term debt
    and other                          6,050       2,418     11,349       6,387
  Allowance for borrowed funds
    used during construction          (1,097)       (443)    (2,416)     (1,096)
                                      33,487      29,928     66,027      59,923

NET INCOME                            75,644      62,470     92,006      87,456
  Preferred stock dividends            3,468       3,641      7,364       7,099

NET INCOME FOR COMMON STOCK         $ 72,176    $ 58,829   $ 84,642    $ 80,357










       The accompanying notes to financial statements as they relate to CPL are an integral part of these statements.

                      CENTRAL POWER AND LIGHT COMPANY

                              BALANCE SHEETS
                                (Unaudited)


                                                June 30,        December 31,
                                                  1995              1994
                                                        (Thousands)
ASSETS


ELECTRIC UTILITY PLANT
     Production                                $3,076,016        $3,070,005
     Transmission                                 457,729           451,050
     Distribution                                 854,724           828,350
     General                                      219,689           216,888
     Construction work in progress                158,537           142,724
     Nuclear fuel                                 163,283           161,152
                                                4,929,978         4,870,169
     Less - Accumulated depreciation
       and amortization                         1,470,966         1,400,343
                                                3,459,012         3,469,826

CURRENT ASSETS
     Cash                                           2,023               642
     Special deposits                                 668               668
     Accounts receivable                           48,602            29,865
     Materials and supplies, at average cost       66,157            66,209
     Fuel inventory, at average cost               23,589            22,916
     Accumulated deferred income taxes              2,558                --
     Under-recovered fuel costs                        --            54,126
     Prepayments and other                          5,231             2,316
                                                  148,828           176,742

DEFERRED CHARGES AND OTHER ASSETS
     Deferred STP costs                           488,544           488,987
     Mirror CWIP asset                            316,814           321,825
     Income tax related regulatory assets, net    349,931           288,444
     Other                                        106,189            76,875
                                                1,261,478         1,176,131

                                               $4,869,318        $4,822,699














       The accompanying notes to financial statements as they relate to CPL are an integral part of these statements.


                     CENTRAL POWER AND LIGHT COMPANY

                              BALANCE SHEETS
                                (Unaudited)


                                                June 30,        December 31,
                                                  1995              1994
                                                       (Thousands)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION
     Common stock, $25 par value, authorized
       12,000,000 shares; issued and
       outstanding 6,755,535 shares            $  168,888        $  168,888
     Paid-in capital                              405,000           405,000
     Retained earnings                            882,108           857,466
       Total Common Stock Equity                1,455,996         1,431,354
     Preferred stock                              250,351           250,351
     Long-term debt                             1,469,060         1,466,393
       TOTAL CAPITALIZATION                     3,175,407         3,148,098

CURRENT LIABILITIES
     Long-term debt due within twelve months          526               723
     Advances from affiliates                     145,129           161,320
     Accounts payable                              52,257            75,051
     Accrued taxes                                 50,365            59,386
     Accumulated deferred income taxes                 --            13,812
     Accrued interest                              22,633            24,681
     Over-recovered fuel costs                     33,445                --
     Refund due customers                          52,237                --
     Other                                         23,264            31,476
                                                  379,856           366,449

DEFERRED CREDITS
     Accumulated deferred income taxes          1,119,516         1,087,317
     Investment tax credits                       155,638           158,533
     Mirror CWIP liability and other               38,901            62,302
                                                1,314,055         1,308,152

                                               $4,869,318        $4,822,699
















       The accompanying notes to financial statements as they relate to CPL are an integral part of these statements.

                      CENTRAL POWER AND LIGHT COMPANY

                         STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                         Six Months Ended
                                                             June 30,
                                                        1995          1994
                                                            (Thousands)
OPERATING ACTIVITIES
     Net Income                                        $92,006       $87,456
     Non-cash Items Included in Net Income
       Depreciation and amortization                    86,648        80,107
       Deferred income taxes and
         investment tax credits                        (48,553)       23,922
       Mirror CWIP liability amortization              (20,500)      (34,000)
       Regulatory assets established for restructuring
         charges                                       (20,652)           --
       Allowance for equity funds
         used during construction                          115            24
     Changes in Assets and Liabilities
       Accounts receivable                             (18,737)        3,685
       Fuel inventory                                     (673)       (7,923)
       Accounts payable                                (22,794)      (12,524)
       Accrued taxes                                    (9,021)       (7,121)
       Over- and under-recovered fuel costs             87,571       (24,904)
       Refund due customers pursuant to Agreement
         in Principle                                   52,237            --
       Accrued restructuring charges                      (828)       (6,823)
       Other                                           (23,852)      (11,478)
                                                       152,967        90,421

INVESTING ACTIVITIES
     Construction expenditures                         (65,087)      (77,366)
     Allowance for borrowed funds
       used during construction                         (2,416)       (1,096)
                                                       (67,503)      (78,462)

FINANCING ACTIVITIES
     Proceeds from issuance of long-term debt               --        99,190
     Reacquisition of long-term debt                      (745)         (459)
     Retirement of preferred stock                          --        (3,581)
     Change in advances from affiliates                (16,191)      (71,973)
     Payment of dividends                              (67,147)      (36,988)
                                                       (84,083)      (13,811)

NET CHANGE IN CASH AND CASH EQUIVALENTS                  1,381        (1,852)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           642         2,435
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 2,023       $   583



SUPPLEMENTARY INFORMATION
     Interest paid less amounts capitalized            $64,250       $57,599

     Income taxes paid                                 $ 1,502       $    26

       The accompanying notes to financial statements as they relate to CPL are an integral part of these statements.

                         CENTRAL POWER AND LIGHT COMPANY

RESULTS OF OPERATIONS

COMPARISON OF THE QUARTERS ENDED JUNE 30, 1995 AND 1994

     Net Income for Common Stock. Net income for common stock increased 23% to $72.2 million during the second quarter of 1995 from $58.8 million in the second quarter of 1994. The increase was due primarily to increased non-fuel revenues, decreased plant maintenance and prior year tax adjustments, offset partially by decreased Mirror CWIP liability amortization and higher depreciation and interest expenses.

     Electric Operating Revenues. Total revenues decreased 3% to $324.5 million during the second quarter of 1995 from $333.2 million during the second quarter of 1994 due primarily to a $22.4 million decrease in fuel revenue resulting from lower average unit fuel costs and purchased power as discussed below. Partially offsetting the decrease in fuel revenue was a $14.0 million increase in non-fuel revenue resulting from a 6% increase in retail Kwh sales and a 60% increase in lower margin sales for resale. The increase in retail sales was attributable to increased usage per customer in 1995. The increase in sales for resale was due primarily to a new contract with an existing customer.

     Fuel. Fuel expense decreased approximately 14% to $76.0 million during the second quarter of 1995 from $88.1 million during the second quarter of 1994. The decrease in fuel expense was due primarily to a 27% decrease in the average unit cost of fuel from $1.88 per Mmbtu in the second quarter of 1994 to $1.38 per Mmbtu in the second quarter of 1995 resulting from the expiration of higher priced gas contracts, the renegotiation of a coal contract and increased usage of lower unit cost nuclear fuel. The decrease in the cost of fuel was partially offset by an 18% increase in generation attributable to the restart of STP Unit 2 in May 1994.

     Purchased Power. Purchased power decreased $10.1 million during the second quarter of 1995 as compared to the second quarter of 1994 due to the increased generation at STP Unit 2, which replaced power that had been purchased during the second quarter of 1994 when STP Unit 2 was out of service.

     Other Operating. Other operating expense increased $2.5 million, or 5%, during the second quarter of 1995 as compared to the second quarter of 1994. This increase was due primarily to higher administrative and general expenses, partially offset by lower nuclear plant operating expenses than those incurred during 1994 while STP was out of service.

     Maintenance. Maintenance expense decreased $4.5 million, or 23%, during the second quarter of 1995 as compared to the second quarter of 1994, due primarily to decreased nuclear maintenance expense than that incurred during 1994 while STP was out of service and the postponement of previously scheduled plant maintenance.

     Depreciation and Amortization. Depreciation and amortization increased $2.4 million, or 7%, during the second quarter of 1995 as compared to the second quarter of 1994 as a result of an increase in depreciable property and the amortization of restructuring charges associated with the Agreement in Principle. See NOTE 2. Litigation and Regulatory Proceedings for additional information related to the Agreement in Principle.

     Federal Income Taxes. Federal income taxes decreased $7.6 million in the second quarter of 1995 as compared to the second quarter of 1994 due primarily to prior year tax adjustments. See NOTE 6. Federal Income Taxes for additional information related to the tax adjustments.


CPL RESULTS OF OPERATIONS (continued)

COMPARISON OF THE QUARTERS ENDED JUNE 30, 1995 AND 1994 (continued)

     Other Income and Deductions. Mirror CWIP liability amortization decreased $6.8 million compared to the second quarter of 1994. In accordance with the original liability amortization schedule agreed upon in the settlement of its rate cases in 1990 and 1991, CPL is amortizing its Mirror CWIP liability in declining amounts over the years 1991 through 1995. Other income was higher in the second quarter of 1995 when compared to the second quarter of 1994 due primarily to the recognition of factoring income pursuant to the Agreement in Principle and an increase in consolidated tax savings.

     Interest Charges. Interest on short-term debt and other increased $3.6 million in the second quarter of 1995 when compared to the second quarter of 1994 as a result of higher levels of short-term debt outstanding at higher interest rates and the recognition of interest expense associated with over-recovered fuel.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

     Net Income for Common Stock. Net income for common stock increased 5% to $84.6 million during the first six months of 1995 from $80.4 million in the first six months of 1994. Increased non-fuel revenue, decreased plant maintenance and prior year tax adjustments, offset by decreased Mirror CWIP liability amortization and higher depreciation expense, contributed to this increase. Partially offsetting this increase were lower earnings resulting from the effects of the Agreement in Principle. See NOTE 2. Litigation and Regulatory Proceedings for additional information related to the Agreement in Principle.

     Electric Operating Revenues. Total revenues decreased $144.6 million, or 24%, during the first six months of 1995 as compared to the first six months of 1994 due primarily to a $50.0 million reserve for refund and a $62.3 million write-off of under-recovered fuel costs resulting from the Agreement in Principle. Under the Agreement in Principle, CPL will provide customers a one-time base rate refund of $50.0 million. In addition, CPL will not charge customers for $62.3 million in replacement power costs associated with the 1993-1994 STP outage.

     Also contributing to the decrease in revenue was a $53.4 million decrease in fuel revenue resulting from lower average unit fuel costs and purchased power as discussed below. Partially offsetting the decrease in fuel revenue was a $21.1 million increase in non-fuel revenue resulting from a 5% increase in retail Kwh sales and a 50% increase in lower margin sales for resale. The increase in retail sales was attributable to increased usage per customer in 1995. The increase in sales for resale was due primarily to a new contract with an existing customer.

     Fuel. Fuel expense decreased $30.0 million, or 18%, during the first six months of 1995 as compared to the first six months of 1994. The decrease in fuel expense was due primarily to a 32% decrease in the average unit cost of fuel from $2.03 per Mmbtu for the first six months of 1994 to $1.38 per Mmbtu for the first six months of 1995 resulting from the expiration of higher priced gas contracts, the renegotiation of a coal contract and increased usage of lower unit cost nuclear fuel. The decrease in the cost of fuel was partially offset by a 21% increase in generation attributable to the restart of STP Units 1 and 2 in February and May 1994, respectively.


CPL RESULTS OF OPERATIONS (continued)

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994 (continued)

     Purchased Power. Purchased power decreased $22.8 million during the first six months of 1995 as compared to the first six months of 1994 due to increased generation at STP, which replaced power that had been purchased during the first half of 1994 when STP was out of service.

     Other Operating. Other operating expense decreased $28.7 million, or 26%, during the first six months of 1995 as compared to the first six months of 1994. The decrease was primarily due to the recognition of a $20.7 million regulatory asset for previously recorded restructuring charges. Also contributing to the decrease was the reversal of $6.5 million in rate case costs pursuant to the Agreement in Principle.

     Maintenance. Maintenance expense decreased $5.8 million, or 15%, during the first six months of 1995 as compared to the first six months of 1994, due primarily to decreased nuclear maintenance expense than that incurred during 1994 while STP was out of service and the postponement of previously scheduled plant maintenance.

     Depreciation and Amortization. Depreciation and amortization increased $5.1 million, or 7%, during the first six months of 1995 when compared to first six months of 1994 as a result of increased depreciable property and the amortization of restructuring charges associated with the Agreement in Principle.

     Taxes, Other than Federal Income. Taxes other than Federal income decreased $11.3 million during the first six months of 1995 as compared to the first six months of 1994 due primarily to lower ad valorem tax expense resulting from a true-up to prior year estimates.

     Federal Income Taxes. Federal income taxes decreased $66.1 million in the first six months of 1995 as compared to the first six months of 1994 due primarily to the accelerated flowback of $34.3 million of unprotected excess deferred income taxes in accordance with the Agreement in Principle, prior year tax adjustments and lower pre-tax income. See NOTE 6. Federal Income Taxes for additional information related to the tax adjustments.

     Other Income and Deductions. Mirror CWIP liability amortization decreased $13.5 million during the first six months of 1995 as compared to the first six months of 1994. In accordance with the original liability amortization schedule agreed upon in the settlement of its rate cases in 1990 and 1991, CPL is amortizing its Mirror CWIP liability in declining amounts over the years 1991 through 1995. Other income was higher in the first six months of 1995 when compared to 1994 due primarily to the recognition of factoring income pursuant to the Agreement in Principle and an increase in consolidated tax savings.

     Interest Charges. Interest on long-term debt increased $2.5 million during the first six months of 1995 as compared to the first six months of 1994 as a result of increased long-term debt outstanding. Interest on short-term debt and other increased $5.0 million in the second quarter of 1995 when compared to the second quarter of 1994 as a result of higher levels of short-term debt outstanding at higher interest rates and the recognition of interest expense associated with over-recovered fuel.

PSO
                    PUBLIC SERVICE COMPANY OF OKLAHOMA








                    PUBLIC SERVICE COMPANY OF OKLAHOMA

                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                     Three Months Ended      Six Months Ended
                                          June 30,               June 30,
                                     1995          1994      1995        1994
                                          (Thousands)         (Thousands)

ELECTRIC OPERATING REVENUES         $161,644    $174,631   $310,060    $332,140

OPERATING EXPENSES AND TAXES
  Fuel                                62,989      71,462    133,462     141,548
  Purchased power                      5,651       9,722     10,394      22,836
  Other operating                     28,092      29,189     57,960      59,815
  Maintenance                          8,749       9,398     15,062      17,444
  Depreciation and amortization       16,580      15,605     33,065      31,008
  Taxes, other than Federal income     7,041       7,963     13,773      14,587
  Federal income taxes                 4,172       7,484      5,126       8,666
                                     133,274     150,823    268,842     295,904

OPERATING INCOME                      28,370      23,808     41,218      36,236


OTHER INCOME AND DEDUCTIONS
  Allowance for equity funds used
    during construction                   59         143        539         239
  Other                                  528         211      3,216         109
                                         587         354      3,755         348
INCOME BEFORE INTEREST CHARGES        28,957      24,162     44,973      36,584

INTEREST CHARGES
  Interest on long-term debt           7,398       7,398     14,797      14,797
  Interest on short-term debt
     and other                         1,770       1,223      3,537       2,213
  Allowance for borrowed funds used
     during construction                (723)       (386)    (1,322)       (660)
                                       8,445       8,235     17,012      16,350

NET INCOME                            20,512      15,927     27,961      20,234
  Preferred stock dividends              204         204        408         408

NET INCOME FOR COMMON STOCK        $  20,308    $ 15,723   $ 27,553    $ 19,826













    The accompanying notes to consolidated financial statements as they relate to PSO are an integral part of these statements.


                    PUBLIC SERVICE COMPANY OF OKLAHOMA

                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)


                                                June 30,        December 31,
                                                  1995              1994
                                                        (Thousands)
ASSETS


ELECTRIC UTILITY PLANT
     Production                                $  925,664        $  902,602
     Transmission                                 352,446           346,433
     Distribution                                 681,102           668,346
     General                                      152,430           150,898
     Construction work in progress                 93,060            96,133
                                                2,204,702         2,164,412
     Less - Accumulated depreciation              892,475           859,894
                                                1,312,227         1,304,518

CURRENT ASSETS
     Cash                                           1,930             5,453
     Accounts receivable                           22,680            21,531
     Materials and supplies, at average cost       40,518            39,888
     Fuel inventory, at LIFO cost                  24,505            17,820
     Accumulated deferred income taxes              9,284             6,670
     Prepayments                                    2,970             7,889
                                                  101,887            99,251

DEFERRED CHARGES AND OTHER ASSETS                  57,651            61,345

                                               $1,471,765        $1,465,114






















    The accompanying notes to consolidated financial statements as they relate to PSO are an integral part of these statements.


                    PUBLIC SERVICE COMPANY OF OKLAHOMA

                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)


                                                June 30,        December 31,
                                                  1995             1994
                                                       (Thousands)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION
     Common stock, $15 par value, authorized
       11,000,000 shares; issued 10,482,000
       shares and outstanding 9,013,000
       shares                                  $  157,230        $  157,230
     Paid-in capital                              180,000           180,000
     Retained earnings                            141,822           124,269
       Total Common Stock Equity                  479,052           461,499
     Preferred stock                               19,826            19,826
     Long-term debt                               378,501           402,752
       TOTAL CAPITALIZATION                       877,379           884,077

CURRENT LIABILITIES
     Long-term debt due within twelve months       25,000                --
     Advances from affiliates                      52,435            55,160
     Payables to affiliates                        26,378            27,876
     Accounts payable                              36,903            59,899
     Payables to customers                         29,920            22,655
     Accrued taxes                                 18,460            17,356
     Accrued interest                               5,465             8,867
     Other                                         21,546            15,157
                                                  216,107           206,970

DEFERRED CREDITS
     Accumulated deferred income taxes            280,314           281,139
     Investment tax credits                        47,616            49,011
     Income tax related regulatory
       liabilities, net                            17,473            18,611
     Other                                         32,876            25,306
                                                  378,279           374,067

                                               $1,471,765        $1,465,114















    The accompanying notes to consolidated financial statements as they relate to PSO are an integral part of these statements.


                    PUBLIC SERVICE COMPANY OF OKLAHOMA

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                         Six Months Ended
                                                             June 30,
                                                        1995          1994
                                                            (Thousands)
OPERATING ACTIVITIES
     Net Income                                       $27,961        $20,234
     Non-cash Items Included in Net Income
       Depreciation and amortization                   35,903         33,632
       Deferred income taxes and
         investment tax credits                        (5,972)         3,303
       Allowance for equity funds used
         during construction                             (539)          (239)
     Changes in Assets and Liabilities
       Accounts receivable                             (1,149)         7,348
       Materials and supplies                          (7,315)         6,567
       Prepayments                                      4,919         (5,573)
       Accounts payable                                (8,320)        (4,758)
       Accrued taxes                                    1,104          5,424
       Accrued restructuring charges                     (417)        (4,052)
       Other current liabilities                        6,389         (1,549)
       Other deferred credits                           7,570         (4,609)
       Other                                            2,750           (962)
                                                       62,884         54,766

INVESTING ACTIVITIES
     Construction expenditures                        (48,672)       (59,184)
     Allowance for borrowed funds used during
       construction                                    (1,322)          (660)
     Other                                             (3,281)        (1,391)
                                                      (53,275)       (61,235)

FINANCING ACTIVITIES
     Change in advances from affiliates                (2,725)        17,613
     Payment of dividends                             (10,407)       (12,408)
                                                      (13,132)         5,205


NET CHANGE IN CASH AND CASH EQUIVALENTS                (3,523)        (1,264)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        5,453          2,429
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $ 1,930        $ 1,165



SUPPLEMENTARY INFORMATION
     Interest paid less amounts capitalized           $19,509        $15,685

     Income taxes paid                                $ 5,908        $    10




    The accompanying notes to consolidated financial statements as they relate to PSO are an integral part of these statements.


               PUBLIC SERVICE COMPANY OF OKLAHOMA

RESULTS OF OPERATIONS

COMPARISON OF THE QUARTERS ENDED JUNE 30, 1995 AND 1994

     Net Income for Common Stock. Net income for common stock increased 29% to $20.3 million during the second quarter of 1995 from $15.7 million during the second quarter of 1994. The increase resulted primarily from prior year tax adjustments.

     Electric Operating Revenues. Revenues decreased 7% to $161.6 million during the second quarter of 1995 from $174.6 million during the second quarter of 1994. The decreased revenues were due primarily to a $14.6 million reduction in fuel revenues and a 3.8% decrease in retail Kwh sales which was primarily the result of decreased weather-related demand. PSO recovers its monthly fuel and purchased power expenses currently in its revenues; therefore the decrease in these costs resulted in lower revenues.

     Fuel. Fuel expense decreased 12% to $63.0 million during the second quarter of 1995 as compared to $71.5 million during the second quarter of 1994. This decrease was due primarily to a reduction in the over-recovery of fuel costs, as well as a reduction in average unit fuel costs from $2.05 per Mmbtu in 1994 to $1.86 per Mmbtu in 1995. The decrease in average unit fuel costs was attributable to the settlement of coal transportation litigation and a reduction in the spot market price of natural gas. Such decreases were partially offset by an increase in higher unit fuel cost natural gas-fired generation and the reversal of prior year accruals for potential liabilities related to coal transportation. See Part II - OTHER INFORMATION - Item
1. Legal Proceedings for additional information related to pending coal transportation litigation.

     Purchased Power. Purchased power decreased $4.1 million, or 42%, during the second quarter of 1995 as compared to the second quarter of 1994 due primarily to decreased purchases of economy energy.

     Federal Income Taxes. Federal income taxes decreased $3.3 million, or 44%, during the second quarter of 1995 as compared to the second quarter of 1994 primarily as a result of prior year tax adjustments, offset in part by higher pre-tax income. See
NOTE 6. Federal Income Taxes for additional information related to the tax adjustments.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

     Net Income for Common Stock. Net income for common stock increased 39% to $27.6 million for the six months ended June 30, 1995 from $19.8 million for the six months ended June 30, 1994. The increase resulted primarily from the sale during the first quarter of 1995 of non-utility fiber optic telecommunication property, decreased operating and maintenance expenses and prior year tax adjustments.

     Electric Operating Revenues. Revenues decreased 7% to $310.1 million during the first six months of 1995 from $332.1 million during the first six months of 1994 due primarily to a $22.8 million reduction in fuel revenues and a 2.0% decrease in retail Kwh sales (which was primarily the result of decreased weather-related demand). PSO recovers its monthly fuel and purchased power expenses currently in its revenues; therefore, the decrease in these costs resulted in lower revenues.


PSO RESULTS OF OPERATIONS (continued)

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994 (continued)

     Fuel. Fuel expense decreased approximately 6% to $133.5 million during the first six months of 1995 as compared to $141.5 million in the same period of 1994. This decrease was due primarily to a reduction in the over-recovery of fuel costs, as well as a reduction in average fuel costs from $2.07 per Mmbtu in 1994 to $1.79 per Mmbtu in 1995. The decrease in average fuel costs was attributable to the settlement of certain coal transportation litigation and a reduction in the price of natural gas. Such decreases were partially offset by a 7% increase in Kwh generation and the reversal of prior year accruals for potential liabilities related to coal transportation. See Part II - OTHER INFORMATION - Item 1. Legal Proceedings for additional information related to pending coal transportation litigation.

     Purchased Power. Purchased power decreased $12.4 million, or 55%, during the first six months of 1995 as compared to the same period of 1994 due primarily to decreased purchases of economy energy.

     Maintenance Expenses.  Maintenance expenses decreased 14% to
$15.1 million for the six months ended June 30, 1995 from $17.4 million for the same period of 1994 primarily as a result of decreased overhead line maintenance activities.

     Depreciation and Amortization. Depreciation and amortization expense increased $2.1 million, or 7%, during the first six months of 1995 as compared to the first six months of 1994 due primarily to increases in depreciable plant.

     Federal Income Taxes.  Federal income taxes decreased 41% to
$5.1 million during the first six months of 1995 from $8.7 million during the same period of 1994 primarily as a result of prior year tax adjustments, offset in part by higher pre-tax income. See NOTE 6. Federal Income Taxes for additional information related to the tax adjustments.

     Other Income and Deductions. Other income and deductions increased $3.4 million primarily as a result of a $2.7 million gain on the sale of non-utility fiber optic telecommunication property during the first quarter of 1995.

     Interest on Short-term Debt and Other. Short-term debt and other increased $1.3 million due primarily to higher levels of short-term debt outstanding at higher short-term interest rates.



SWEPCO
                    SOUTHWESTERN ELECTRIC POWER COMPANY







                    SOUTHWESTERN ELECTRIC POWER COMPANY

                           STATEMENTS OF INCOME
                                (Unaudited)

                                    Three Months Ended      Six Months Ended
                                         June 30,               June 30,
                                    1995          1994      1995        1994
                                        (Thousands)            (Thousands)

ELECTRIC OPERATING REVENUES        $212,960    $211,989   $382,200    $402,055

OPERATING EXPENSES AND TAXES
  Fuel                               78,652      87,312    141,844     174,502
  Purchased power                     4,269       4,050      9,732       8,609
  Other operating                    29,357      29,975     57,949      57,977
  Maintenance                        11,471      10,955     20,816      19,931
  Depreciation and amortization      20,359      19,878     40,643      39,640
  Taxes, other than Federal income   12,207      12,751     23,072      25,651
  Federal income taxes                7,767      10,369     12,679      14,226
                                    164,082     175,290    306,735     340,536


OPERATING INCOME                     48,878      36,699     75,465      61,519

OTHER INCOME AND DEDUCTIONS
 Allowance for equity funds used
     during construction                656         736      2,105       1,403
 Other                                1,042         438      1,452       1,488
                                      1,698       1,174      3,557       2,891

INCOME BEFORE INTEREST CHARGES       50,576      37,873     79,022      64,410

INTEREST CHARGES
  Interest on long-term debt         11,117      10,900     22,437      21,713
  Interest on short-term debt
     and other                        2,835       1,553      5,684       3,133
  Allowance for borrowed funds
     used during construction        (1,446)       (431)    (2,694)       (824)
                                     12,506      12,022     25,427      24,022

NET INCOME                           38,070      25,851     53,595      40,388
  Preferred stock dividends             840         841      1,618       1,681

NET INCOME FOR COMMON STOCK        $ 37,230    $ 25,010   $ 51,977    $ 38,707












       The accompanying notes to financial statements as they relate to SWEPCO are an integral part of these statements.


                    SOUTHWESTERN ELECTRIC POWER COMPANY

                              BALANCE SHEETS
                                (Unaudited)


                                                June 30,         December 31,
                                                  1995               1994
                                                        (Thousands)
ASSETS


ELECTRIC UTILITY PLANT
     Production                                $1,403,839        $1,401,418
     Transmission                                 404,088           385,113
     Distribution                                 763,781           733,707
     General                                      222,626           213,563
     Construction work in progress                146,240           149,508
                                                2,940,574         2,883,309
     Less - Accumulated depreciation            1,069,905         1,026,751
                                                1,870,669         1,856,558

CURRENT ASSETS
     Cash                                           2,379             1,296
     Accounts receivable                           47,455            54,344
     Materials and supplies, at average cost       28,987            28,109
     Fuel inventory, at average cost               73,189            61,701
     Accumulated deferred income taxes              4,762             6,592
     Prepayments and other                         14,202            13,071
                                                  170,974           165,113

DEFERRED CHARGES AND OTHER ASSETS                  58,811            57,536

                                               $2,100,454        $2,079,207






















       The accompanying notes to financial statements as they relate to SWEPCO are an integral part of these statements.


                    SOUTHWESTERN ELECTRIC POWER COMPANY

                              BALANCE SHEETS
                                (Unaudited)


                                                June 30,         December 31,
                                                  1995               1994
                                                        (Thousands)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION
     Common stock, $18 par value, authorized
       7,600,000 shares; issued and
       outstanding 7,536,640 shares            $  135,660        $  135,660
     Paid-in capital                              245,000           245,000
     Retained earnings                            327,440           297,462
       Total Common Stock Equity                  708,100           678,122
     Preferred stock
       Not subject to mandatory redemption         16,032            16,032
       Subject to mandatory redemption             34,778            34,828
     Long-term debt                               595,580           595,833
       TOTAL CAPITALIZATION                     1,354,490         1,324,815

CURRENT LIABILITIES
     Long-term debt and preferred stock
       due within twelve months                     5,140             5,270
     Advances from affiliates                      65,414            81,868
     Accounts payable                              48,598            50,138
     Over-recovered fuel cost                       9,751            12,200
     Customer deposits                             11,907            13,075
     Accrued taxes                                 32,885            12,495
     Accrued interest                               9,970            17,175
     Other                                         19,464            30,615
                                                  203,129           222,836

DEFERRED CREDITS
     Accumulated deferred income taxes            364,220           365,441
     Investment tax credits                        78,986            81,023
     Income tax related regulatory liabilities,
       net                                         41,910            44,836
     Other                                         57,719            40,256
                                                  542,835           531,556

                                               $2,100,454        $2,079,207












       The accompanying notes to financial statements as they relate to SWEPCO are an integral part of these statements.


                    SOUTHWESTERN ELECTRIC POWER COMPANY

                         STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                         Six Months Ended
                                                              June 30,
                                                        1995          1994
                                                            (Thousands)
OPERATING ACTIVITIES
     Net Income                                        $53,595       $40,388
     Non-cash Items Included in Net Income
       Depreciation and amortization                    45,676        44,316
       Deferred income taxes and
         investment tax credits                         (4,354)        1,226
       Allowance for equity funds used during
         construction                                   (2,105)       (1,403)
     Changes in Assets and Liabilities
       Accounts receivable                               6,889        (9,798)
       Fuel inventory                                  (11,488)       15,796
       Accounts payable                                 (1,540)        5,482
       Accrued taxes                                    20,390        17,204
       Accrued interest                                 (7,205)           --
       Over- and under-recovered fuel costs             (2,449)        1,697
       Restructuring charges                              (288)       (3,663)
       Other                                             5,099         5,702
                                                       102,220       116,947
INVESTING ACTIVITIES
     Construction expenditures                         (52,465)      (66,728)
     Allowance for borrowed funds used during
       construction                                     (2,694)         (824)
     Other                                              (3,370)       (2,007)
                                                       (58,529)      (69,559)

FINANCING ACTIVITIES
     Change in advances from affiliates                (16,454)      (27,864)
     Redemption of preferred stock                         (50)           --
     Retirement of long-term debt                       (1,692)       (1,559)
     Reacquisition of long-term debt                        --        (1,713)
     Payment of dividends                              (24,412)      (18,682)
                                                       (42,608)      (49,818)

NET CHANGE IN CASH AND CASH EQUIVALENTS                  1,083        (2,430)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         1,296         6,723
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 2,379       $ 4,293


SUPPLEMENTARY INFORMATION
     Interest paid less amounts capitalized            $30,964       $23,374

     Income taxes paid                                 $ 2,581       $ 1,932




       The accompanying notes to financial statements as they relate to SWEPCO are an integral part of these statements.


               SOUTHWESTERN ELECTRIC POWER COMPANY

RESULTS OF OPERATIONS

COMPARISON OF THE QUARTERS ENDED JUNE 30, 1995 AND 1994

     Net Income for Common Stock. Net income for common stock increased 49% to $37.2 million during the second quarter of 1995 from $25.0 million during the second quarter of 1994. The increase was due primarily to an increase in non-fuel revenue and prior year tax adjustments.

     Electric Operating Revenues. Electric operating revenues increased $1.0 million to $213.0 million during the second quarter of 1995 from $212.0 million during the second quarter of 1994 due primarily to a $5.6 million increase in non-fuel revenue offset in part by a $4.6 million decrease in fuel revenue due to lower average fuel costs. The increase in non-fuel revenues was primarily the result of a 3.6% increase in retail Kwh sales.

     Fuel. Fuel expense decreased 10% to $78.7 million during the second quarter of 1995 when compared to the second quarter of 1994 due primarily to a 7% decrease in generation and a decrease in the average unit fuel cost from $1.74 per Mmbtu in 1994 to $1.71 per Mmbtu in 1995. The decrease was due primarily to the settlement of litigation with fuel suppliers and lower natural gas prices. Because SWEPCO recovers its fuel expenses currently in revenues, the decrease in these expenses resulted in lower electric operating revenues during the second quarter of 1995.

     Maintenance. Maintenance increased $0.5 million, or 5%, during the second quarter of 1995 when compared to the first quarter of 1994 due primarily to an increase in scheduled power plant maintenance partially offset by decreased overhead line maintenance. Overhead line maintenance expense was higher in the second quarter of 1994 as a result of an ice storm that impacted SWEPCO's distribution system during that period.

     Taxes, Other than Federal Income. Taxes, other than Federal income decreased $0.5 million, or 4%, during the second quarter of 1995 when compared to the second quarter of 1994 due primarily to a decrease in ad valorem taxes partially offset by an increase in state franchise taxes.

     Federal Income Taxes. Federal income taxes decreased 25% to $7.8 million during the second quarter of 1995 from $10.4 million during the second quarter of 1994 due primarily to prior year tax adjustments partially offset by higher pre-tax income. See NOTE
6. Federal Income Taxes for additional information related to the tax adjustments.

     Interest on Short-Term Debt and Other. Interest expense on short-term debt and other increased $1.3 million, or 83%, during the second quarter of 1995 when compared to the second quarter of 1994 due primarily to higher levels of short-term debt outstanding at higher short-term interest rates.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

     Net Income for Common Stock. Net income for common stock increased 34% to $52.0 million during the six months ended June 30, 1995 from $38.7 million during the six months ended June 30, 1994. This increase was due primarily to an increase in non-fuel revenue and prior year tax adjustments.


SWEPCO RESULTS OF OPERATIONS (continued)

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994 (continued)

     Electric Operating Revenues. Electric operating revenues decreased $19.9 million, or 5%, during the first six months of 1995 when compared to the first six months of 1994 due primarily to a $37.4 million decrease in fuel revenues that resulted from lower average unit fuel cost. Partially offsetting the decrease in fuel revenue was a $17.7 million increase in non-fuel revenue, which reflected a 3.5% increase in retail Kwh sales.

     Fuel. Fuel expense decreased 19% to $141.8 million during the first six months of 1995 when compared to the first six months of 1994 due primarily to a decrease in the average unit cost of fuel from $1.81 per Mmbtu in 1994 to $1.65 per Mmbtu in 1995 and a 9% decrease in generation. The decrease in the average unit fuel cost was due primarily to the settlement of litigation with fuel suppliers and lower natural gas prices.

     Purchased Power. Purchased power expense increased $1.1 million, or 13%, during the first six months of 1995 as compared to the first six months of 1994 primarily due to contractual terms which call for increased operating reserves and on-peak capacity negotiated as a part of the 1993 purchase of Bossier Rural Electric Membership Corporation and a net increase in economy purchases.

     Maintenance. Maintenance increased $0.9 million, or 4%, in the first six months of 1995 from $19.9 million during the first six months of 1994 due primarily to increased scheduled power plant maintenance partially offset by decreased overhead line maintenance. Overhead line maintenance expense was higher in the first six months of 1994 as a result of an ice storm that impacted SWEPCO's distribution system during that period.

     Depreciation. Depreciation increased $1.0 million, or 3%, during the first six months of 1995 when compared to the first six months of 1994 due to an increase in depreciable plant.

     Taxes, Other than Federal Income. Taxes, other than Federal income decreased $2.6 million, or 10%, during the first six months of 1995 when compared to the first six months of 1994 due primarily to a decrease in ad valorem taxes partially offset by an increase in state franchise taxes.

     Federal Income Taxes. Federal income taxes decreased $1.5 million, or 11%, to $12.7 million during the first six months of 1995 from $14.2 million during the first six months of 1994 due primarily to prior year tax adjustments, which was partially offset by higher pre-tax income. See NOTE 6. Federal Income Taxes for additional information related to the tax adjustments.

     Interest on Short-Term Debt and Other. Interest expense on short-term debt and other increased $2.6 million, or 81%, during the first six months of 1995 when compared to the first six months of 1994 due primarily to higher levels of short-term debt outstanding at higher short-term interest rates.




WTU
                       WEST TEXAS UTILITIES COMPANY


                       WEST TEXAS UTILITIES COMPANY

                           STATEMENTS OF INCOME
                                (Unaudited)

                                    Three Months Ended      Six Months Ended
                                         June 30,               June 30,
                                    1995          1994      1995        1994
                                        (Thousands)            (Thousands)

ELECTRIC OPERATING REVENUES        $ 83,049     $ 83,016  $157,970    $166,335
OPERATING EXPENSES AND TAXES
  Fuel                               29,763       31,198    60,928      70,728
  Purchased power                     2,482        1,251     3,825       2,038
  Other operating                    17,497       17,373    31,561      33,336
  Maintenance                         4,048        3,847     6,997       7,786
  Depreciation and amortization       8,053        7,852    16,117      15,657
  Taxes, other than Federal income    5,514        5,661    11,340      11,160
  Federal income taxes                2,506        2,876     4,120       4,185
                                     69,863       70,058   134,888     144,890

OPERATING INCOME                     13,186       12,958    23,082      21,445

OTHER INCOME AND DEDUCTIONS
  Allowance for equity funds used
    during construction                 113           --      110            2
  Other                                 723          819      934        1,100
                                        836          819    1,044        1,102

INCOME BEFORE INTEREST CHARGES       14,022       13,777   24,126       22,547

INTEREST CHARGES
  Interest on long-term debt          5,298        4,744   10,138        9,127
  Interest on short-term debt
    and other                           956          902    2,154        1,786
  Allowance for borrowed funds used
    during construction                (158)         (61)    (325)        (104)
                                      6,096        5,585   11,967       10,809

NET INCOME                            7,926        8,192   12,159       11,738
  Preferred stock dividends              66          151      132          302

NET INCOME FOR COMMON STOCK        $  7,860     $  8,041 $ 12,027     $ 11,436












       The accompanying notes to financial statements as they relate to WTU are an integral part of these statements.


                       WEST TEXAS UTILITIES COMPANY

                              BALANCE SHEETS
                                (Unaudited)


                                                June 30,         December 31,
                                                  1995               1994
                                                        (Thousands)
ASSETS


ELECTRIC UTILITY PLANT
     Production                                $  427,797        $  427,736
     Transmission                                 194,387           194,402
     Distribution                                 307,069           308,905
     General                                       73,147            73,938
     Construction work in progress                 42,838            23,257
                                                1,045,238         1,028,238
     Less - Accumulated depreciation              376,161           364,383
                                                  669,077           663,855

CURRENT ASSETS
     Cash                                           4,169             2,501
     Accounts receivable                           29,738            23,165
     Materials and supplies, at average cost       16,622            16,519
     Fuel inventory, at average cost                8,210             9,229
     Coal inventory, at LIFO cost                  10,226             6,442
     Accumulated deferred income taxes              3,171             3,068
     Prepayments and other                          2,675             1,091
                                                   74,811            62,015

DEFERRED CHARGES AND OTHER ASSETS
     Deferred Oklaunion costs                      26,503            26,914
     Other                                         25,838            26,111
                                                   52,341            53,025

                                               $  796,229        $  778,895


















       The accompanying notes to financial statements as they relate to WTU are an integral part of these statements.


                       WEST TEXAS UTILITIES COMPANY

                              BALANCE SHEETS
                                (Unaudited)


                                                June 30,         December 31,
                                                  1995               1994
                                                        (Thousands)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION
     Common stock, $25 par value, authorized
       7,800,000 shares; issued and
       outstanding 5,488,560 shares            $  137,214        $  137,214
     Paid-in capital                                2,236             2,236
     Retained earnings                            133,531           132,504
       Total Common Stock Equity                  272,981           271,954
     Preferred stock                                6,291             6,291
     Long-term debt                               250,997           210,047
       TOTAL CAPITALIZATION                       530,269           488,292

CURRENT LIABILITIES
     Long-term debt due within twelve months          650               650
     Advances from affiliates                      15,123            46,315
     Accounts payable                              27,591            35,407
     Accrued taxes                                  6,688             7,452
     Accrued interest                               5,535             4,394
     Over-recovered fuel costs                      3,622             1,586
     Other                                          4,481             2,743
                                                   63,690            98,547

DEFERRED CREDITS
     Accumulated deferred income taxes            132,440           146,146
     Income tax related regulatory liabilities,
       net                                         25,076             9,217
     Investment tax credits                        31,221            31,882
     Other                                         13,533             4,811
                                                  202,270           192,056

                                               $  796,229        $  778,895

















       The accompanying notes to financial statements as they relate to WTU are an integral part of these statements.


                       WEST TEXAS UTILITIES COMPANY

                         STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                       1995          1994
                                                           (Thousands)
OPERATING ACTIVITIES
     Net Income                                       $12,159       $11,738
     Non-cash Items Included in Net Income
       Depreciation and amortization                   16,809        16,456
       Deferred income taxes and
         investment tax credits                         1,389         3,099
       Allowance for equity funds used during
         construction                                    (110)           (2)
     Changes in Assets and Liabilities
       Accounts receivable                             (6,573)        3,264
       Accounts payable                                (7,845)      (25,873)
       Accrued taxes                                     (764)       (2,442)
       Over- and under-recovered fuel costs             2,036        (4,299)
       Accrued restructuring charges                     (202)       (2,534)
       Other                                            9,149        (2,810)
                                                       26,048        (3,403)

INVESTING ACTIVITIES
     Construction expenditures                        (20,421)      (18,816)
     Allowance for borrowed funds used during
       construction                                      (325)         (104)
     Other                                               (735)         (774)
                                                      (21,481)      (19,694)

FINANCING ACTIVITIES
     Proceeds from issuance of long-term debt          39,491        39,356
     Reacquisition of long-term debt                       --       (12,127)
     Change in advances from affiliates               (31,192)        6,988
     Payment of dividends                             (11,198)      (10,302)
                                                       (2,899)       23,915

NET CHANGE IN CASH AND CASH EQUIVALENTS                 1,668           818
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        2,501           706
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $ 4,169       $ 1,524


SUPPLEMENTARY INFORMATION
     Interest paid less amounts capitalized           $ 9,588       $ 6,965

     Income taxes paid                                $ 8,009       $ 5,834







       The accompanying notes to financial statements as they relate to WTU are an integral part of these statements.


                  WEST TEXAS UTILITIES COMPANY

RESULTS OF OPERATIONS

COMPARISON OF THE QUARTERS ENDED JUNE 30, 1995 AND 1994.

     Net Income for Common Stock. Net income for common stock decreased 2% to $7.9 million during the second quarter of 1995 from $8.0 million in the second quarter of 1994. This decrease was due primarily to higher interest expense on long-term debt.

     Electric Operating Revenues. Electric operating revenues increased slightly in the second quarter of 1995 as compared to the second quarter of 1994. The increase was attributable primarily to a $0.4 million increase in non-fuel revenues resulting from increased on-system sales for resale to additional customers, partially offset by the implementation of an interim retail rate reduction of approximately $5.7 million on an annual basis effective October 1, 1994. The increase in non-fuel revenues was offset by a $0.3 million decrease in fuel revenues.

     Fuel. Fuel expense decreased $1.4 million, or 5%, during the second quarter of 1995 as compared to the second quarter of 1994 due primarily to an 8% decrease in generation. Partially offsetting the effects of this decrease in generation was an increase in average unit fuel costs to $1.78 per Mmbtu in 1995 from $1.75 per Mmbtu in 1994. The increase in unit fuel costs resulted from an increase in the per unit cost of coal, which was due to a higher level of minimum contract purchases during the second quarter of 1995 and an increase in higher unit fuel cost gas-fired generation. Such increases were partially offset by a decrease in the price of natural gas.

     Purchased Power. Purchased power increased $1.2 million during the second quarter of 1995 as compared to the second quarter of 1994, primarily as a result of additional economy energy purchases made during the second quarter of 1995 and the planned maintenance outage at Oklaunion that was longer in duration in 1995 than in 1994.

     Federal Income Taxes. Federal income taxes decreased $0.4 million, or 13%, during the second quarter of 1995 as compared to the second quarter of 1994 due primarily to prior year tax adjustments recorded in the second quarter of 1995. See NOTE 6. Federal Income Taxes for additional information related to the tax adjustments.

     Interest on Long-Term Debt. Interest charges on long-term debt increased 12% to $5.3 million during the second quarter of 1995 from $4.7 million in the second quarter of 1994 due to higher levels of long-term debt outstanding.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

     Net Income for Common Stock. Net income for common stock increased 5% to $12.0 million during the first six months of 1995 from $11.4 million in the first six months of 1994. The increase was due primarily to decreased other operating and maintenance expenses partially offset by increased interest on long-term debt.

     Electric Operating Revenues. Electric operating revenues decreased $8.4 million, or 5%, in the first six months of 1995 as compared to the first six months of 1994. This decrease was attributable to an $8.6 million decrease in fuel revenues, partially offset by a $0.2 million increase in non-fuel revenues which resulted primarily from increased on-system sales for resale to additional customers, partially offset


WTU RESULTS OF OPERATIONS (continued)

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994 (continued)

by the implementation of an interim retail rate reduction of approximately $5.7 million on an annual basis effective October
1, 1994.

     Fuel. Fuel expense decreased $9.8 million, or 14%, for the first six months of 1995 as compared to the first six months of 1994 due primarily to a 6% decrease in generation and a 7% decrease in average unit fuel costs from $2.05 per Mmbtu in 1994 to $1.90 per Mmbtu in 1995. The decrease in unit fuel costs was due primarily to lower natural gas prices. The decreases were partially offset by an increase in gas-fired generation during a planned maintenance outage at Oklaunion that was longer in duration in 1995 than in 1994.

     Purchased Power. Purchased power increased $1.8 million during the first six months of 1995 when compared to the comparable period of 1994 primarily as a result of additional economy energy purchases made during the first six months of 1995 and the planned maintenance outage at Oklaunion that was longer in duration in 1995 than in 1994.

     Other Operating. Other operating expenses decreased $1.8 million, or 5%, in the first six months of 1995 as compared to the first six months of 1994 due primarily to decreased production expenses related to the planned maintenance outage at Oklaunion which was longer in duration in 1995 than in 1994, decreased environmental expenditures and decreased employee related costs.

     Maintenance. Maintenance expenses decreased by $0.8 million, or 10%, during the first six months of 1995 as compared to the first six months of 1994. This decrease was due in part to decreased electric plant expenses that reflect plant overhauls undertaken during the first six months of 1994 but not during the comparable period in 1995. In addition, decreased distribution expenses associated with tree trimming activities which have been delayed until later in 1995 also contributed to the overall decrease in maintenance expenses. These decreases were partially offset by increased maintenance expense associated with the planned outage at Oklaunion that was longer in duration in 1995 than in 1994.

     Interest on Long-Term Debt. Interest charges on long-term debt increased 11% to $10.1 million during the first six months of 1995 from $9.1 million in the first six months of 1994 due to higher levels of long-term debt outstanding.


NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.  Principles of Preparation
CSW, CPL, PSO, SWEPCO and WTU
     The condensed CSW, CPL, PSO, SWEPCO and WTU financial statements included herein have been prepared by each registrant pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although each registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the registrants' combined Annual Report on Form 10-K for the year ended December 31, 1994 and combined Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

     The unaudited financial information furnished herewith reflects all adjustments which are, in the opinion of management of such registrant, necessary for a fair statement of the results of operations for the interim periods. Information for quarterly periods is affected by seasonal variations in sales, rate changes, timing of fuel expense recovery and other factors.

     Certain financial statement items for prior years have been reclassified to conform to the 1995 presentation.

2.  Litigation and Regulatory Proceedings
CSW, CPL, PSO, SWEPCO and WTU
     See the registrants' combined Annual Report on Form 10-K for the year ended December 31, 1994 and combined Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 for additional discussion of litigation and regulatory proceedings. Reference is also made to Part II-OTHER INFORMATION-Item 1. Legal Proceedings for additional discussion of litigation matters.

CPL Rate Cases
CSW and CPL
     The Texas Commission General Counsel, several Cities in CPL's service territory and others initiated actions in late 1993 and early 1994 requesting a review by the Texas Commission of CPL's base rates. The requests for a review of CPL's rates arose out of the unscheduled 1993-1994 STP outage.

     On April 5, 1995, CPL reached an Agreement in Principle with other parties to pending regulatory proceedings involving base rate, fuel and prudence issues relating to STP. On May 16, 1995, CPL filed with the Texas Commission the CPL Settlement Agreement. As discussed below, pursuant to the CPL Settlement Agreement, base rate and fuel refunds and the reduction of CPL's fuel factors are being implemented on an interim basis during the summer of 1995. Hearings on the CPL Settlement Agreement were held on July 19, 1995, and the final Texas Commission order approving the CPL Settlement Agreement is expected in September 1995.

     Under the CPL Settlement Agreement, CPL will provide customers a one-time base rate refund of $50 million. In addition, CPL will refund approximately $30 million in over-recovered fuel cost through April 1995 and will not charge customers for $62.25 million in replacement power costs and related interest primarily associated with the 1993-1994 STP outage. There will be no ongoing change in base rate levels. However, CPL reduced its fuel factors by approximately $55 million on an annual basis beginning with the billing month of July 1995, due to projections of lower fuel costs. CPL will continue to seek resolution of its remaining non-nuclear fuel costs through the current fuel reconciliation proceeding, Docket No. 13650.

     Neither CSW nor CPL experienced any significant earnings impact during the second quarter of 1995 as a result of the Agreement in Principle. Details of the items in the Agreement in Principle which significantly impacted CSW's and CPL's earnings during the first quarter of 1995, including several accounting provisions, are set forth in the table below:

        Earnings Impact of Significant Provisions of
                   Agreement in Principle
                                     Pre-tax    After-tax
                                         (millions)
     Base Rate Refund                $ (50)       $(33)
     Fuel Write-off                    (62)        (40)
     Current  Flowback of Excess
     Deferred Federal Income Taxes      34          34
     Capitalization of Previously
       Expensed Restructuring and
       Rate Case Costs                  26          17
     Recognition of Factoring
       Income                           12           8

     The CPL Settlement Agreement additionally resolves (a) all STP prudence issues through June 30, 1994, (b) potential claims of excessive earnings for the five year period ending December 31, 1994 (a period in which CPL's rates were frozen), (c) certain issues with respect to the treatment of Mirror CWIP and (d) certain other pending issues. The CPL Settlement Agreement resolves two cases now pending at the Texas Commission, the rate inquiry in Docket No. 12820 and the prudence inquiry in Docket No. 13126.

     CPL has operated with its current rates in effect for more than four years under a previous rate freeze agreement. That rate freeze expired December 31, 1994. Under the Agreement in Principle, CPL agreed not to file before September 28, 1995 for a change in base rates. CPL anticipates that it will file a new rate case with the Texas Commission after September 28, 1995 seeking to recover a retail revenue deficiency and to replace non-cash earnings from Mirror CWIP with cash earnings. CPL is amortizing its Mirror CWIP liability in declining amounts over the years 1991 through 1995. Non-cash earnings of $68 million were recognized in 1994, a decrease from the $75.7 million recognized in 1993. The remaining liability to be amortized for 1995 is $41 million, which will fully amortize the Mirror CWIP liability.

Civil Penalties
CSW and CPL
     In May 1995, the NRC staff informed STP management that it revoked a proposed $100,000 civil penalty and associated violations filed against HLP in October 1994. As previously reported, the proposed penalty was the result of what the NRC believed was discrimination against a contractor employee at STP who brought complaints of possible safety problems to the NRC's attention. These actions resulted from the findings of an NRC investigation of alleged violations of STP security and work procedures in 1992. The incident cited by the NRC was the subject of a hearing that concluded in July 1995 before a United States Department of Labor judge with a ruling not expected before 1996.

Power Purchases and Sales
CSW and PSO

MCPC
     Reference is made to CSW's and PSO's combined Annual Report on Form 10-K for the year ended December 31, 1994 and combined Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 for background on agreements PSO entered into in 1989 with MCPC, a cogeneration development company located in northeastern Oklahoma. The agreements provided, among other matters, that PSO would deliver natural gas to MCPC for conversion to electrical energy and that MCPC would supply energy to PSO. Subsequent to 1989, a series of disputes arose between PSO and MCPC relating to the delivery of electric energy by MCPC to PSO and the charges for the energy. The disputes involved both a lawsuit in the District Court of Tulsa County, Oklahoma and proceedings before the Oklahoma Commission.

     On March 31, 1995, PSO, MCPC and the Oklahoma Commission Staff signed a joint settlement resolving all issues pursuant to the various proceedings before the Oklahoma Commission and the District Court. The settlement, among other things, eliminated a requirement that MCPC deliver an annual minimum of 394,200 Mwh of Assured Delivery Energy and related provisions associated with underdelivery charges. Most other provisions of the agreement between PSO and MCPC were kept intact. The Oklahoma Commission issued an order in May 1995 approving the settlement. The settlement is on terms satisfactory to PSO and will not have a material effect on CSW's or PSO's consolidated results of operations or financial condition.

Rate Proceeding - Docket No. 13369
CSW and WTU
     On August 25, 1994, WTU filed a petition with the Texas Commission and cities with original jurisdiction to review WTU's rates, proposed an interim across-the-board base retail rate reduction of 3.25%, or approximately $5.7 million, effective October 1, 1994, and sought until February 28, 1995, to develop and file a RFP. WTU also requested the ability to "true-up," back to October 1, 1994, any difference in revenue requirements upon final order of the Texas Commission and proposed that any increases over the pre-October 1, 1994, base rates be implemented prospectively on the effective date of the final order. WTU's fuel reconciliation, Docket No. 13172, which was filed with the Texas Commission on June 30, 1994, was consolidated with this proceeding in September 1994.

     On February 28, 1995, WTU filed with the Texas Commission and cities with original jurisdiction an RFP which indicates a revenue increase of approximately $14.5 million. However, WTU simultaneously filed with the parties a settlement proposal to reduce overall base rate revenue by 3.25%, effective October 1, 1994, which would have an annual impact in the rate year beginning January 1, 1996 of approximately $5.9 million. The settlement proposal reflects WTU's desire to maintain competitive rates, recognizes the importance of competitive rates in the changing electric service marketplace, and demonstrates WTU's strong commitment to the long-term success of WTU and its customers. Although settlement was not reached by the May 8 extended deadline, WTU continues to remain open to settlement.

     On May 9, 1995, WTU filed an errata to its rate filing package requesting a revised revenue increase of $12.6 million. On June 8, 1995, WTU filed an additional errata but did not revise the requested revenue increase at that time, citing no new cost-of-service calculations.

     Hearings are scheduled to begin August 14, 1995 at the Texas Commission, with a final order anticipated in the fourth quarter of 1995. On July 17, 1995 and July 24, 1995, the other parties to the rate case and the Texas Commission staff filed testimony that recommends WTU reduce rates by $14 million to $43 million and make fuel refunds to customers of up to $8.7 million. The proposed rate reductions assume the exclusion of Oklaunion-related deferred accounting costs from WTU's rate base. Management cannot predict the outcome of the rate proceeding or the fuel reconciliation, but believes that the ultimate resolution of these matters may, if not favorably resolved, have a material adverse effect on WTU's results of operations and financial condition. Management believes the ultimate resolution of WTU's rate proceeding and the fuel reconciliation will not have a material adverse effect on CSW's consolidated results of operations or financial condition.

Rate Case Proceeding - Docket No. 7510
CSW and WTU
     On February 15, 1995, the Court of Appeals affirmed all aspects of the District Court judgment relating to the Texas Commission's allowance of non-Oklaunion depreciation rates and the surcharge of rate case expenses, reversed the District Court's judgment relating to the exclusion of deferred Oklaunion carrying costs in rate base, and remanded the case to the Texas Commission to reexamine the issue of deferred costs in light of the remand of Docket No. 7289, Application of WTU for Deferred Accounting Treatment of Certain Oklaunion - Related Costs. WTU filed a motion for rehearing at the Court of Appeals seeking clarification of certain aspects of its order and arguing that the Court of Appeals erred in remanding the case to the Texas Commission for it to determine to what extent deferred costs are necessary to preserve WTU's financial integrity because the issue was not briefed or argued to the Court of Appeals and was, therefore, waived. Other parties to the proceeding also filed motions for rehearing. All motions were denied by the Court of Appeals on April 26, 1995.

     In May 1995, WTU filed its Application for Writ of Error to the Supreme Court of Texas seeking discretionary review by that Court to advance its argument that waiver has occurred. Other parties to the appeal also sought review by the Supreme Court of Texas. WTU's Application for Writ of Error may, if granted, prevent further review of financial integrity issues with respect to deferred accounting in any remand of Docket No. 7510. If a broader remand is permitted and if the Texas Commission concludes in Docket No. 7289 that deferred accounting was necessary to preserve WTU's financial integrity during the deferral period, the Texas Commission must decide to what extent the deferred Oklaunion costs, including carrying costs, should be included in rates in order to preserve WTU's financial integrity. See Deferred Accounting below for a discussion of potential effects of an adverse decision in the Docket No. 7289 remand.

     For additional information regarding WTU's regulatory matters, see CSW's and WTU's combined Annual Report on Form 10-K for the year ended December 31, 1994, combined Quarterly
Report on Form 10-Q for the quarter ended March 31, 1995 and combined Current Report on Form 8-K dated July 10, 1995.

Deferred Accounting

CSW and WTU
     In September 1987, WTU received the 1987 Order from the Texas Commission approving its request in Docket No. 7289, Application of WTU for Deferred Accounting Treatment of Certain Oklaunion - Related Costs. The 1987 Order authorized WTU to defer operating expenses and carrying costs associated with Oklaunion incurred subsequent to its December 1986 commercial operation date until December 1987 when retail rates including Oklaunion in WTU's rate base became effective. As a result, WTU originally recorded approximately $32 million of Oklaunion deferred costs, of which approximately $25 million were carrying costs, to be recovered and amortized over the remaining life of the plant.

     Following a series of appeals challenging the 1987 Order, the Supreme Court of Texas in October 1994 remanded WTU's deferred accounting case to the Texas Commission to make a formal finding whether the deferral of Oklaunion costs was necessary to protect WTU's financial integrity during the deferral period.
The Texas Commission utilized a measurable harm standard in the 1987 Order approving the deferral of the Oklaunion costs.

     On July 10, 1995, the ALJ in the WTU remand proceeding before the Texas Commission, Docket No. 13949, issued a PFD and Proposed Order. The PFD recommended that the 1987 Order be reversed and WTU's request for deferred accounting treatment for Oklaunion be denied.

     In recommending denial of deferred accounting treatment for WTU, the PFD asserts that deferred accounting was not necessary to protect WTU's financial integrity. If the Texas Commission adopts the ALJ's recommendation, WTU would be required to write off the $26.5 million current balance of unamortized deferred accounting costs related to Oklaunion.

     Further, WTU has been recovering deferred accounting costs since December 1987 through rates approved in Texas rate case proceeding Docket No. 7510. As discussed above, the final Texas Commission order in Docket No. 7510 has been the subject of several legal proceedings and the issue of deferred accounting in Docket No. 7510 remains on appeal. If the Texas Commission adopts the PFD as proposed, WTU may be required at some point in the remand of Docket No. 7510 to refund to customers deferred accounting costs recovered in rates since December 1987. The refund could potentially be up to $37 million including interest of approximately $7 million as of June 30, 1995.

     The Texas Commission is scheduled to consider the ALJ's recommendation at its final order meeting to be held on August 2, 1995. The timing of a decision in WTU's currently pending rate case, Docket No. 13369, could be impacted by the resolution of WTU's deferred accounting case in Docket No. 13949.

     While management can give no assurances as to the outcome of the remanded proceeding, management believes that all of the Oklaunion deferred costs were necessary to preserve WTU's financial integrity during the deferral period and, accordingly, that the 1987 Order should be upheld. Although WTU will continue to pursue its position vigorously before the Texas Commission, WTU can give no assurance as to what action the Texas Commission will take or the results of any appeals that may arise therefrom. If WTU's deferred accounting treatment is ultimately reversed and not favorably resolved, WTU could experience a material adverse effect on its results of operation and financial condition and CSW could experience a material adverse effect on its consolidated results of operation in the year recorded but not on its continuing consolidated results of operation or financial condition.

CSW and CPL
     CPL was granted deferred accounting treatment for certain
STP Unit 1 and 2 costs by Texas Commission orders issued in October 1990 and December 1990, respectively. In 1994, the Supreme Court of Texas sustained deferred accounting as an appropriate mechanism for the Texas Commission to use in preserving the financial integrity of CPL. Because the Texas Commission formally concluded that deferred accounting treatment with respect to the STP costs was necessary to preserve the financial integrity of CPL, the WTU deferred accounting proceedings discussed above are not expected to affect CPL's continued use of deferred accounting. CPL believes that the language of the Supreme Court of Texas' opinion suggests that the appropriateness of allowing deferred accounting may again be reviewed under a financial integrity standard in the first case in which the deferred STP costs will begin being recovered through rates. If the courts decide that subsequent review under the financial integrity standard is required, that review would be conducted in a remand of the STP Unit 1 and 2 orders. Pending the ultimate resolution of CPL's deferred accounting issues, CPL is unable to predict how its deferred accounting orders will ultimately be resolved by the Texas Commission.

     If CPL's deferred accounting matters are not favorably resolved, CSW and CPL could experience a material adverse effect on their respective results of operations and financial condition. While CPL's management is unable to predict the ultimate outcome of these matters, management believes CPL will receive approval of its deferred accounting orders or will be successful in renegotiation of its rate orders, so that there will be no material adverse effect on CSW's or CPL's results of operation or financial condition.

     For additional information on CPL's and WTU's deferred accounting proceedings, see CPL's and WTU's combined Annual Report on Form 10-K for the year ended December 31, 1994 and combined Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

3.  Dividends

CSW, CPL, PSO, SWEPCO and WTU
     The subsidiary companies' mortgage indentures, as amended and supplemented, contain certain restrictions on the use of their retained earnings for cash dividends on their common stock. These restrictions do not limit the ability of CSW to pay dividends to its shareholders. At June 30, 1995, approximately $1.5 billion of the subsidiary companies' retained earnings were available for payment of cash dividends by CSW to its shareholders. At June 30, 1995, the amount of retained earnings available for payment of cash dividends to CSW by the Electric Operating Companies was as follows:

                            Retained Earnings
                              Available for
             Company            Dividends
                                (millions)
             CPL                  $752
             PSO                   142
             SWEPCO                327
             WTU                   134

4.  Earnings and Dividends Per Share of Common Stock

CSW
     Earnings per share of common stock are computed by dividing net income for common stock by the average number of common shares outstanding for the respective periods. Dividends per common share reflect per share amounts paid during the periods.

5.  Commitments and Contingent Liabilities

Termination of El Paso Merger
CSW
     For information regarding the commitments and contingent liabilities relating to the termination of the Merger, reference is made to PART II - OTHER INFORMATION-Item 1. Legal
Proceedings.

Environmental
CSW and SWEPCO
     For information regarding environmental issues, reference is made to PART II - OTHER INFORMATION-Item 5. Other Information.

CSWE Projects
CSW
     Mulberry
     The 117 Mw facility, which is 50% owned by Dev-I (a wholly-owned subsidiary of CSWE), achieved commercial operation in August 1994. CSWE has provided construction services to the Mulberry cogeneration facility through Dev-I. CSWE's maximum potential liability under the fixed price contract is $29 million and is expected to decrease to zero over the next two years as contractual standards are met. Additionally, Dev-I entered into a fixed price contract of $14 million to construct the Mulberry thermal host facility. At June 30, 1995, the estimated costs of the host facility were approximately $48 million. The host facility is expected to be completed by the end of the fourth quarter of 1995. Negotiations are ongoing to determine how the $34 million of costs exceeding the contract will be allocated between Dev-I and its partner, each of whom has alleged that the other party is responsible for the cost overruns. Dev-I has sought to resolve the cost overruns with its business partner through binding arbitration and has entered into a non-binding memorandum of understanding intended to settle the Mulberry cost overrun issues, as well as certain other outstanding issues between the parties with respect to the Mulberry project and other projects in which Dev-I and its business partner are involved. The memorandum of understanding contemplates a final settlement during the third quarter of 1995 that would, if implemented, result in the disassociation of Dev-I and its business partner. CSW has provided additional guarantees to the project totaling approximately $42 million. Management cannot predict whether the memorandum of understanding will lead to a final settlement and, if not, whether the parties will submit to binding arbitration or pursue litigation. While management cannot predict the ultimate resolution of this matter, management does not believe that it will have a material adverse impact on CSW's consolidated results of operations or financial condition.

     Fort Lupton
     CSWE has entered into an agreement on the Fort Lupton project through a wholly-owned subsidiary, CSW Fort Lupton Inc., to purchase 50% of the 272 Mw project for $79.5 million of equity. As of June 30, 1995, $43 million of equity had been provided. CSWE has provided four letters of credit to the project totaling $18.3 million. During March 1995, CSW Fort Lupton Inc. closed permanent project financing on the Fort Lupton facility which allowed CSW Fort Lupton Inc. to repay its $100 million construction borrowings to CSW.

     Orange
     The 103 Mw facility commenced commercial operation in June 1995. CSWE has committed to provide up to $130 million of construction financing to the Orange cogeneration project in which CSWE owns a 50% interest through Dev-I. Of this total, Dev-I had provided $100 million at June 30, 1995. Dev-I expects to obtain third party permanent financing for this project by year end. In addition, CSW has provided five letters of credit to the project totaling $5.3 million.

     Other
     As of June 30, 1995, CSWE had posted security deposits and other security instruments of approximately $13 million on four additional projects in various stages of development, construction and operation.

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

Henry W. Pirkey Power Plant
CSW and SWEPCO
     In connection with the lignite mining contract for its Henry
W. Pirkey Power Plant, SWEPCO has agreed, under certain conditions, to assume the obligations of the mining contractor. As of June 30, 1995, the maximum SWEPCO would have to assume is $73 million. The maximum amount may vary as the mining contractor's need for funds fluctuates. The contractor's actual obligation outstanding as of June 30, 1995 is approximately $60.7 million.

6.  Federal Income Taxes

CSW, CPL, PSO, SWEPCO and WTU
     Due to the tax implications of the Agreement in Principle on the financial statements of CSW and CPL recorded in the first quarter of 1995 and the effects of the prior year tax adjustments on the financial statements of CSW, CPL, PSO, SWEPCO and WTU recorded during the second quarter of 1995, the following reconciliation is presented.

CSW                               3 Months              6 Months
                             Ended June 30, 1995    Ended June 30, 1995
                               ($ in millions)       ($ in millions)

Tax at statutory rates         $42.7     35.0%        $43.8     35.0%
Differences
  Amortization of ITC           (3.5)   (2.9)%         (7.0)   (5.6)%
  Mirror CWIP                   (2.7)   (2.2)%         (5.4)   (4.3)%
  Prior period adjustments     (22.2)  (18.2)%        (57.4)  (45.9)%
  Other                          2.0      1.0%          2.7      2.2%
                               $16.3     12.7%       ($23.3)  (18.6)%

     Prior period adjustments of $22.2 million for tax balances which are not required for future tax obligations are the primary cause of the effective tax rate being lower than the statutory rate for the three months ending June 30, 1995. In addition, prior period adjustments for the six months ending June 30, 1995 reflect the accelerated flowback of $34.3 million of unprotected excess deferred income taxes in accordance with the Agreement in Principle.

CPL                               3 Months              6 Months
                             Ended June 30, 1995    Ended June 30, 1995
                               ($ in thousands)       ($ in thousands)

Tax at statutory rates        $32,064     35.0%      $20,242     35.0%
Differences
  Amortization of ITC          (1,447)   (1.6)%       (2,895)   (5.0)%
  Mirror CWIP                  (2,711)   (3.0)%       (5,421)   (9.4)%
  Prior period adjustments    (11,893)  (13.0)%      (47,182)  (81.6)%
  Other                           (45)    --           1,083      1.9%
                              $15,968     17.4%     ($34,173)  (59.1)%

     Prior period adjustments of $11.9 million for tax balances which are not required for future tax obligations are the primary cause of the effective tax rate being lower than the statutory rate for the three months ending June 30, 1995. In addition, prior period adjustments for the six months ending June 30, 1995 reflect the accelerated flowback of $34.3 million of unprotected excess deferred income taxes in accordance with the Agreement in Principle.

PSO                               3 Months              6 Months
                             Ended June 30, 1995    Ended June 30, 1995
                               ($ in thousands)       ($ in thousands)

Tax at statutory rates         $8,309     35.0%      $11,498     35.0%
Differences
  Amortization of ITC            (697)   (2.9)%       (1,395)   (4.2)%
  Prior period adjustments     (3,624)  (15.2)%       (3,624)  (11.0)%
  Other                          (761)   (3.2)%       (1,588)   (4.8)%
                               $3,227     13.7%       $4,891     15.0%

     Prior period adjustments of $3.6 million for tax balances which are not required for future tax obligations and the amortization of deferred investment tax credits are the primary cause of the effective tax rate being lower than the statutory rate for the three and six month periods ending June 30, 1995.

SWEPCO                             3 Months              6 Months
                             Ended June 30, 1995    Ended June 30, 1995
                               ($ in thousands)       ($ in thousands)

Tax at statutory rates        $15,709     35.0%      $22,679     35.0%
Differences
  Amortization of ITC          (1,019)   (2.3)%       (2,037)   (3.1)%
  Prior period adjustments     (6,253)  (13.9)%       (6,253)   (9.7)%
  Other                        (1,624)   (3.6)%       (3,188)   (4.9)%
                               $6,813     15.2%      $11,201     17.3%

     Prior period adjustments of $6.3 million for tax balances which are not required for future tax obligations and the amortization of deferred investment tax credits are the primary cause of the effective tax rate being lower than the statutory rate for the three and six month periods ending June 30, 1995.

WTU                                3 Months              6 Months
                             Ended June 30, 1995    Ended June 30, 1995
                               ($ in thousands)       ($ in thousands)

Tax at statutory rates         $3,638     35.0%       $5,571     35.0%
Differences
  Amortization of ITC            (330)   (3.2)%         (661)   (4.2)%
  Prior period adjustments       (663)   (6.4)%         (663)   (4.2)%
  Other                          (176)   (1.7)%         (489)   (3.0)%
                               $2,469     23.7%       $3,758     23.6%

     Prior period adjustments of $0.7 million for tax balances which are not required for future tax obligations and the amortization of deferred investment tax credits are the primary cause of the effective tax rate being lower than the statutory rate for the three and six month periods ending June 30, 1995.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

     Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations included in the registrants' combined Annual Report on Form 10-K for the year ended December 31, 1994 and combined Quarterly Report on Form 10-Q for the quarter ended March 31, 1995. Reference is also made to each registrant's unaudited Financial Statements and related Notes to Financial Statements included herein. The information included therein should be read in conjunction with, and is essential in understanding, the following discussion and analysis.

Results of Operations
CSW, CPL, PSO, SWEPCO and WTU
     Reference is made to PART I-FINANCIAL INFORMATION - Item 1.
Financial Statements.

Capital Requirements, Liquidity and Financing
CSW, CPL, PSO, SWEPCO and WTU

Construction and Capital Expenditures
     Construction expenditures for the CSW System for the six months ended June 30, 1995 were $206 million. These construction expenditures were primarily for improvements to existing production, transmission and distribution facilities, as well as enhancements by Transok of existing gas gathering and transmission systems. The improvements are required to meet the needs of new customers and to satisfy the changing requirements of existing customers. The CSW System anticipates that the majority of all funds required for construction for the remainder of the year will be provided from internal sources.

Short-Term Financing
     The CSW System uses short-term debt to meet fluctuations in working capital requirements and other interim capital needs.
The registrants, together with other members of the CSW System, have established a money pool to coordinate short-term borrowings and to make borrowings outside the money pool through CSW's issuance of commercial paper. As of June 30, 1995, the CSW System had entered into two revolving credit facilities totaling $1.2 billion which replaced bank lines of credit used to back up its commercial paper program.

Long-Term Financing
     The CSW System is committed to maintaining financial flexibility by maintaining a strong capital structure and favorable securities ratings which help to assure future access to capital markets when required. CSW, in order to strengthen its capital structure and support growth from time to time, may issue additional shares of its common stock. At June 30, 1995, the capitalization ratios of each of the registrants were as follows:

Company                  Common     Preferred   Long-Term
                         Equity       Stock        Debt
CSW                       48%          5%          47%
CPL                       46%          8%          46%
PSO                       55%          2%          43%
SWEPCO                    52%          4%          44%
WTU                       52%          1%          47%


CSW and CPL
     On July 19, 1995, CPL sold to underwriters $200 million of 6 5/8% FMB, Series KK, due July 1, 2005. The proceeds will be used principally to redeem $139.2 million of 9 3/8% FMB, Series Z, due December 1, 2019. The remainder of the proceeds will be used to repay short-term debt, to provide working capital and for other general corporate purposes.

     On July 27, 1995, CPL sold to underwriters $100.6 million of 6.1% Pollution Control Revenue Refunding Bonds, Series 1995, due July 1, 2028. The proceeds will be used to redeem two separate outstanding PCRB issues, $68.9 million of 10 1/8%, Series 1984 PCRB, due October 15, 2014 and $31.8 million of 9 3/4%, Series U FMB (secures Series 1985A collateralized PCRB), due July 1,
2015.

Regulatory Matters
CSW, CPL, PSO, SWEPCO and WTU
    Reference is made to  NOTE 2.  Litigation and Regulatory
Proceedings for a discussion of each of the Electric Operating
Companies' regulatory matters.

Litigation Relating to Termination of El Paso Merger
CSW
    For information regarding the commitments and contingent liabilities relating to the termination of the Merger, reference is made to PART II-OTHER INFORMATION-Item 1. Legal Proceedings.


PART II - OTHER INFORMATION

     For background and earlier developments relating to Part II information reference is made to the registrants' combined Annual Report on Form 10-K for the year ended December 31, 1994 and combined Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

Item 1.  Legal Proceedings.

Litigation Relating to Termination of El Paso Merger
CSW
     In May 1993, CSW entered into a Merger Agreement pursuant to which El Paso would emerge from bankruptcy as a wholly-owned subsidiary of CSW. El Paso is an electric utility company headquartered in El Paso, Texas, which had filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code on January 8, 1992.

     On June 9, 1995, CSW sent a letter to El Paso declining to extend the termination date under the Merger Agreement as requested by El Paso and terminating the Merger Agreement. CSW's June 9, 1995 letter also informed El Paso that it was revoking the Modified Third Amended Plan of Reorganization for the proposed Merger with El Paso by a contemporaneous filing with the United States Bankruptcy Court for the Western District of Texas, Austin Division, before which the El Paso bankruptcy reorganization proceeding is pending.

     On June 9, 1995, following CSW's notification that it was terminating the Merger and withdrawing the Modified Third Amended Plan of Reorganization, El Paso filed the El Paso Suit against CSW in state district court in El Paso, Texas, claiming breach of contract, breach of duty of good faith and fair dealing, breach of fiduciary duty, business disparagement, tortious interference with contract and fraud in the inducement. El Paso's suit seeks a $25 million termination fee from CSW, CSW's share of certain costs related to the Modified Third Amended Plan of Reorganization, additional unspecified damages, punitive damages, interest as permitted by law, reasonable attorneys fees and court costs. On June 15, 1995, CSW filed suit against El Paso in the United States Bankruptcy Court in Austin, Texas seeking a $25 million termination fee from El Paso due to El Paso's breaches of the Merger Agreement, at least $3.6 million in rate case expenses incurred by CSW on behalf of El Paso related to state regulatory merger proceedings and a declaratory judgment that CSW properly terminated the Merger Agreement. CSW also removed the El Paso Suit from state district court to the United States Bankruptcy Court in El Paso, Texas and requested that the action be transferred to the United States Bankruptcy Court in Austin, Texas, the bankruptcy court that has jurisdiction over El Paso's bankruptcy case. The action has since been transferred to the United States Bankruptcy Court in Austin, Texas. El Paso may file a motion with the Austin bankruptcy court to remand its lawsuit back to the state district court in El Paso or to change venue from Austin to El Paso. CSW believes that it has substantial defenses to the El Paso Suit and intends to defend the El Paso Suit, and to pursue the CSW Suit, vigorously. However, the outcome of the two lawsuits cannot presently be predicted.

Background Information
     For background information and earlier developments related to the Merger, reference is made to CSW's Annual Report on Form 10-K for the year ended December 31, 1994, Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, Current Report on Form 8-K dated May 23, 1995 and the documents referenced therein. For further information related to the termination of the Merger, the El Paso Suit and the CSW Suit, reference is made to CSW's Current Reports on Form 8-K (i) dated June 9, 1995 and filed June 9, 1995 and (ii) dated June 9, 1995 and filed June 28, 1995, and the documents referenced therein.

Cimmaron Litigation
CSW
     On January 12, 1994, Cimmaron brought suit against CSW and its wholly owned subsidiary, CSWE, in the 125th District Court of Houston, Harris County, Texas. Cimmaron alleged that CSW and CSWE breached commitments to participate with Cimmaron in a failed BioTech Cogeneration project located in Colorado.
Cimmaron alleged breach of contract, fraud and negligent misrepresentation claims in its petition and sought damages totaling $250 million, punitive damages of an unspecified amount and recovery of attorney's fees.

     CSWE filed a counterclaim against Cimmaron and third-party claims against the principals of Cimmaron on December 22, 1994, alleging that they misrepresented and omitted material facts about their experience and background and about the proposed cogeneration project. CSWE sought damages of $500,000 (the earnest money paid when the letter of intent was executed), the costs incurred by CSWE in its due diligence investigation and unspecified punitive damages. On January 10, 1995, Cimmaron filed a first amended original petition to add claims of negligence and gross negligence against the members of CSWE's board of directors at the time of the failed project.

     Effective July 27, 1995, the parties agreed upon a settlement whereby they would dismiss their respective claims in the BioTech Cogeneration litigation. The terms of the settlement are on terms satisfactory to CSW and CSWE and will not have a material adverse impact on CSW's consolidated results of operations or financial condition.

Westinghouse Litigation
CSW and CPL
     CPL and other owners of STP are plaintiffs in a lawsuit filed in October 1990 in District Court in Matagorda County, Texas against Westinghouse seeking damages and other relief. The suit alleges that Westinghouse supplied STP with defective steam generator tubes that are susceptible to stress corrosion cracking. Westinghouse filed an answer to the suit in March 1992 denying the plaintiffs' allegations. A jury trial commenced on July 5, 1995 in Bay City, Texas.

     Inspections detected early indications of stress corrosion cracking in steam generator tubes at STP. Management believes the steam generator tubes will continue to deteriorate. The STP owners have authorized the plant to solicit competitive bids for replacement of the steam generators in 1999 for Unit 1 and 2000 for Unit 2.

     A preliminary damages report prepared by experts for the STP owners estimates that replacement of the STP Unit 1 and Unit 2 steam generators will cost approximately $285 million, of which CPL's share would be approximately 25 percent. The estimated replacement cost of $285 million does not include replacement power costs, additional operating expenses and other costs that are being sought from Westinghouse in the pending litigation. Recoverability of these amounts and the steam generator replacement costs from Westinghouse is uncertain. However, management believes that the ultimate resolution of this matter will not have a material adverse effect on CSW's or CPL's results of operations or financial condition.

Burlington Northern Transportation Contracts
CSW and PSO
     In June 1992, PSO filed suit in Federal District Court in Tulsa, Oklahoma, against Burlington Northern seeking declaratory relief under a long-term contract for the transportation of coal. In July 1992, Burlington Northern asserted counterclaims against PSO alleging that PSO breached the contract. The counterclaims sought damages in an unspecified amount. In December 1993, PSO amended its suit against Burlington Northern seeking damages and declaratory relief under federal and state anti-trust laws. PSO and Burlington Northern filed motions for summary judgment on certain issues in the litigation. In March 1994, the court issued an order granting PSO's motions for summary judgment and denying Burlington Northern's motion. It was not necessary for the court to decide the federal and state anti-trust claims raised by PSO. Judgment was rendered in favor of PSO by the United States District Court in May 1994. In June 1994, Burlington Northern appealed this judgment to the United States Court of Appeals for the Tenth Circuit. In April 1995, the Tenth Circuit entered an order reversing the District Court's decision in part and affirming the order in part. On May 2, 1995, PSO filed a petition for rehearing by the Tenth Circuit. The petition for rehearing was denied May 31, 1995 and the case has been remanded to the District Court for further proceedings. Management believes the ultimate resolution of this matter will not have a material adverse effect on CSW's or PSO's consolidated results of operations or financial condition.

PCB Cases
CSW and PSO
    As previously reported, PSO has been named defendant in complaints filed in state court in Oklahoma alleging, among other things, that some of the plaintiffs were contaminated with PCBs and other toxic by-products following transformer malfunctions. As of July 28, 1995, the complaints totaled approximately $395 million, of which amount approximately one-third represents punitive damages. Some claims have been dismissed, certain of which resulted in settlements among the parties. The settlements have not had a material adverse effect on CSW's or PSO's consolidated results of operations or financial condition. Although management cannot predict the outcome of these proceedings, management believes that PSO has defenses to these claims and intends to pursue them vigorously. Moreover, management has reason to believe that PSO's insurance may cover some of these claims. Management also believes that the ultimate resolution of these cases will not have a material adverse effect on CSW's or PSO's consolidated results of operations or financial condition.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

CSW, CPL, PSO, SWEPCO and WTU
     The information required for Item 4 was previously reported in Item 4 of the registrants' combined Form 10-Q for the quarter ended March 31, 1995.

Item 5.  Other Information.

Environmental Matters

Toxic Substances Control Act of 1976
CSW and CPL
     Under the TSCA, the storage, use and disposal, among other things, of PCBs are regulated. Violations of the TSCA may lead to fines and penalties. CPL was inspected by the EPA in 1992 and found to have TSCA record-keeping and other violations for PCBs. CPL negotiated a settlement with the EPA and has accepted a penalty of approximately $76,000. CPL is awaiting the consent agreement from the EPA.

Sol Lynn Superfund Site
CSW and CPL
     The Sol Lynn salvage yard was declared a Superfund site by the EPA after it was found to contain a number of contaminants including PCBs. Gulf States Utilities Company remediated the site for approximately $2 million and sought to recover a portion of the remediation costs from alleged PRPs, including CPL. In March 1995, CPL and Gulf States Utilities Company reached an agreement pursuant to which CPL agreed to pay $50,000 as its share of remediation costs, pending court approval.

PCB Storage Facilities
CSW and PSO
     PSO investigated and identified PCB contamination at one of its PCB storage facilities in Sand Springs, Oklahoma. PSO made proper notification to the EPA of the contamination that was caused by spills prior to the adoption of PCB spill regulations. PSO negotiated a remediation plan with the EPA. Remediation began in November 1994, and the remediation costs were $235,000. As part of the remediation plan, the EPA requested PSO to sample the land surrounding the PCB storage building site. The land will include an active PSO substation and an industrial area that is privately owned. The extent of any PCB contamination has not been determined on either site.

Suspected MGP Sites in Texarkana, Texas and Arkansas and
Shreveport, Louisiana
CSW and SWEPCO
     SWEPCO owns a suspected former MGP site in Texarkana, Texas and Arkansas. The EPA ordered an initial investigation of this site, as well as a site in Shreveport, Louisiana, which is no longer owned by SWEPCO. The contractor who performed the investigations of these two sites recommended to the EPA that no further action be taken at this time. The contractor also discovered that an underground storage tank was in place at the Texarkana site and that it was leaking. SWEPCO removed the tank in early 1995 and has made a request for closure from the Arkansas Department of Pollution Control and Ecology based on soil and ground water quality results.

Childress Substation Site
CSW and WTU
     In response to its discovery of a prior release of transformer oil from a 138 Kv (kilovolt) autotransformer at the Childress substation, WTU contracted with a consultant in February 1995 to conduct a subsurface soil investigation to determine the extent of soil contamination. The investigation showed that hydrocarbon contamination was present in concentrations above the TNRCC accepted levels. On March 21, 1995, the contractor began removing contaminated materials for disposal. Post-excavation sample analyses indicated that the site was cleaned to TNRCC approved levels and the excavation was backfilled and restored to its original condition. The project was completed on April 28, 1995 at a cost of approximately $216,000. The final closure report was submitted to the TNRCC in June 1995.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits:
  (3) Articles of Incorporation
      Second Restated Certificate of Incorporation of CSW dated
        April 23, 1990 - (Exhibit 3.1)
      Certificate of Amendment to Second Restated Certificate of
        Incorporation dated May 20, 1991 - (Exhibit 3.2)

  (12) Computation of Ratio of Earnings to Fixed Charges
       CPL - (Exhibit 12.1)
       PSO - (Exhibit 12.3)
       SWEPCO - (Exhibit 12.4)
       WTU - (Exhibit 12.5)

      Computation of Ratio of Earnings to Combined Fixed Charges
        and Preferred Stock Dividends
      CPL - (Exhibit 12.2)

  (27) Financial Data Schedules
       CSW - (Exhibit 27.1)
       CPL - (Exhibit 27.2)
       PSO - (Exhibit 27.3)
       SWEPCO - (Exhibit 27.4)
       WTU - (Exhibit 27.5)

(b)  Reports on Form 8-K:
      CSW
      CSW filed a Current Report on Form 8-K, dated April
      5, 1995, Item 5.  Other Events, reporting developments in
      CPL regulatory matters.

      CSW filed a Current Report on Form 8-K dated May 23,
      1995, Item 5. Other Events, reporting developments in the proposed El Paso Merger.

      CSW filed a Current Report on Form 8-K, dated June 9, 1995 and filed June 9, 1995, Item 5. Other Events, reporting that CSW had declined to extend the termination date under the Merger Agreement and revoking the Third Amended Plan of Reorganization.

      CSW filed a Current Report on Form 8-K, dated June 9,
      1995 and filed June 28, 1995, Item 5. Other Events, reporting litigation between CSW and El Paso.

      CSW filed a Current Report on Form 8-K, dated July
      10, 1995, Item 5. Other Events, reporting an ALJ recommendation regarding WTU deferred accounting.

      CPL
      CPL filed a Current Report on Form 8-K, dated April
      5, 1995, Item 5. Other Events, reporting developments in its regulatory matters.

      PSO
      No Current Reports on Form 8-K were filed for PSO.


Item 6.  Exhibits and Reports on Form 8-K. (continued)

(b)  Reports on Form 8-K: (continued)

      SWEPCO
      No Current Reports on Form 8-K were filed for SWEPCO.

      WTU
      WTU filed a Current Report on Form 8-K, dated July
      10, 1995, Item 5. Other Events, reporting an ALJ recommendation regarding deferred accounting.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned registrant shall be deemed to relate only to matters having reference to such registrant or its subsidiaries.


               CENTRAL AND SOUTH WEST CORPORATION


Date:  August 1, 1995            /s/ Wendy G. Hargus
                                     Wendy G. Hargus
                                 Controller and Chief Accounting Officer
                                 (Principal Accounting Officer)



                 CENTRAL POWER AND LIGHT COMPANY
               PUBLIC SERVICE COMPANY OF OKLAHOMA
               SOUTHWESTERN ELECTRIC POWER COMPANY
                  WEST TEXAS UTILITIES COMPANY


Date:  August 1, 1995            /s/ R. Russell Davis
                                     R. Russell Davis
                                 Controller and Chief Accounting Officer
                                 (Principal Accounting Officer)