Form 10-Q
period 1995-09-30
CENTRAL & SOUTH WEST CORP
filed 1995-11-13
CIK 18540

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                               FORM 10-Q
     (X) COMBINED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarter Ended September 30, 1995
                                  OR
         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
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

Common Stock Outstanding at November 3, 1995            Shares
Central and South West Corporation                   192,397,599
Central Power and Light Company                        6,755,535
Public Service Company of Oklahoma                     9,013,000
Southwestern Electric Power Company                    7,536,640
West Texas Utilities Company                           5,488,560

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

    CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY COMPANIES

             INDEX TO QUARTERLY REPORT ON FORM 10-Q
                       SEPTEMBER 30, 1995
                                                                    Page
                                                                   Number
GLOSSARY OF TERMS                                                    3-4
                 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.  (Unaudited)

     Central and South West Corporation and Subsidiary Companies     5
      Consolidated Statements of Income                              6
      Consolidated Balance Sheets                                    7-8
      Consolidated Statements of Cash Flows                          9
      Results of Operations                                          10-13
     Central Power and Light Company                                 14
      Statements of Income                                           15
      Balance Sheets                                                 16-17
      Statements of Cash Flows                                       18
      Results of Operations                                          19-21
     Public Service Company of Oklahoma                              22
      Consolidated Statements of Income                              23
      Consolidated Balance Sheets                                    24-25
      Consolidated Statements of Cash Flows                          26
      Results of Operations                                          27-29
     Southwestern Electric Power Company                             30
      Statements of Income                                           31
      Balance Sheets                                                 32-33
      Statements of Cash Flows                                       34
      Results of Operations                                          35-37
     West Texas Utilities Company                                    38
      Statements of Income                                           39
      Balance Sheets                                                 40-41
      Statements of Cash Flows                                       42
      Results of Operations                                          43-45
     Index to Notes to Financial Statements                          46
      Notes to Financial Statements                                  47-54

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.                                   55-57

                   PART II - OTHER INFORMATION
Item 1. Legal Proceedings.                                           58-61

Item 2. Changes in Securities.                                   Inapplicable

Item 3. Defaults Upon Senior Securities.                         Inapplicable

Item 4. Submission of Matters to a Vote of Security Holders.     Inapplicable

Item 5. Other Information.                                           61-62

Item 6. Exhibits and Reports on Form 8-K.                            63-64

     Signatures.                                                     65

GLOSSARY OF TERMS
The following abbreviations or acronyms used in this text are defined below:

Abbreviation or Acronym       Definition
AFUDC........................ Allowance for Equity and Borrowed Funds Used
                              During Construction
ALJ.......................... Administrative Law Judge
ANI.......................... American Nuclear Insurance
Burlington Northern.......... Burlington Northern Railroad Company
Court of Appeals............. Court of Appeals, Third District of Texas,
                              Austin, Texas
CPL.......................... Central Power and Light Company, Corpus Christi,
                              Texas
CPL 1995 Agreement........... Settlement Agreement filed by CPL with the Texas
                              Commission to settle certain CPL regulatory
                              matters
CSW.......................... Central and South West Corporation, Dallas, Texas
CSW Credit................... CSW Credit, Inc., Dallas, Texas
CSW International............ CSW International, Inc., Dallas, Texas, a wholly owned subsidiary of CSW
CSW Suit..................... Suit filed by CSW against El Paso in the United
                              States Bankruptcy Court in Austin, Texas
CSW System................... Central and South West Corporation and
                              subsidiaries
CSW (UK)..................... CSW  (UK) plc, a public limited company organized in the United Kingdom which is wholly
                              owned, indirectly through subsidiaries, by CSW
                              International
CSW UK Investments........... CSW UK Investments, an unlimited company organized in the United Kingdom which is wholly owned,
                              indirectly through subsidiaries, by CSW
                              International
CSWE......................... CSW Energy, Inc., Dallas, Texas
CWIP......................... Construction work in progress
Electric Operating Companies. CPL, PSO, SWEPCO and WTU
El Paso...................... El Paso Electric Company
El Paso Suit................. Suit filed by El Paso against CSW in state district court in El Paso, Texas
EPA.......................... Environmental Protection Agency
ERCOT........................ Electric Reliability Council of Texas
FMB.......................... First Mortgage Bonds
HLP.......................... Houston Lighting & Power Company, the project manager of STP
Kwh.......................... Kilowatt-hour
Merger....................... The proposed merger whereby El Paso would become a wholly owned subsidiary of CSW
Merger Agreement............. Agreement and Plan of Merger between El Paso and
                              CSW, dated as of May 8, 1993, as amended
MDEQ......................... Mississippi Department of Environmental Quality
MGP.......................... Manufactured gas plant or coal gasification plant
Mirror CWIP.................. Mirror Construction Work in Progress
Mississippi Power............ Mississippi Power Company
Mmbtu........................ Million Btu (British thermal unit)
Mw........................... Megawatt
NEIL......................... Nuclear Electric Insurance Limited
North West Water............. North West Water plc, a water utility company organized in the United Kingdom
Norweb....................... NORWEB plc, a regional electric company organized in the United Kingdom
NRC.......................... Nuclear Regulatory Commission
Oklaunion.................... Oklaunion Power Station Unit No. 1
PCB.......................... Polychlorinated Biphenyl
PCRB......................... Pollution Control Revenue Bonds
PRP.......................... Potentially Responsible Party
PSO.......................... Public Service Company of Oklahoma, Tulsa,
                              Oklahoma
PURA......................... Public Utility Regulatory Act of the State of
                              Texas
Registrants.................. CSW, CPL, PSO, SWEPCO and WTU
Restructuring................ Restructuring undertaken by the CSW System in
                              November 1993
RFP.......................... Rate Filing Package
SEC.......................... Securities and Exchange Commission
SEEBOARD..................... SEEBOARD plc, a regional electric company organized in the United Kingdom
STP.......................... South Texas Project nuclear electric generating station
SWEPCO....................... Southwestern Electric Power Company, Shreveport,
                              Louisiana
Texas Commission............. Public Utility Commission of Texas
Texas Energy Partners........ A public limited company organized in the United
                              Kingdom owned indirectly 50% by CSW and 50% by Houston Industries, Inc., through wholly owned subsidiaries

The following abbreviations or acronyms used in this text are defined below:

Abbreviation or Acronym       Definition
Transok...................... Transok, Inc. and subsidiaries, Tulsa, Oklahoma
TSCA......................... Toxic Substance Control Act of 1976
Westinghouse................. Westinghouse Electric Corporation
WTU.......................... West Texas Utilities Company, Abilene, Texas
WTU Settlement and Agreement. Stipulation and Agreement to settle certain WTU regulatory matters

CSW

               CENTRAL AND SOUTH WEST CORPORATION
                    AND SUBSIDIARY COMPANIES




                 PART I.  FINANCIAL INFORMATION.

                 Item 1.  Financial Statements.

        CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY COMPANIES

                    CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)


                                          Three Months Ended  Nine Months Ended
                                             September 30,      September 30,
                                            1995      1994     1995      1994
REVENUES                                 (millions, except per share amounts)
  Electric                                $   933   $   951   $2,221    $2,409
  Gas                                         139       110      409       398
  Other diversified                            15         1       36        25
                                            1,087     1,073    2,666     2,832

OPERATING EXPENSES AND TAXES
  Fuel and purchased power                    305       338      797       918
  Gas purchased for resale                     76         5      224       223
  Gas extraction and marketing                 28         2       80        69
  Other operating                             140       149      398       445
  Charges for terminated Merger                --        --       42        --
  Maintenance                                  36         3      114       125
  Depreciation and amortization                94         8      280       265
  Taxes, other than Federal income             54         5      140       153
  Federal income taxes                         87         8       64       150
                                              820       834    2,139     2,348

OPERATING INCOME                              267       239      527       484

OTHER INCOME AND DEDUCTIONS
  Mirror CWIP liability amortization           10         1       31        51
  Other                                        11         1       45        25
                                               21         2       76        76

INCOME BEFORE INTEREST CHARGES                288       266      603       560

INTEREST CHARGES
  Interest on long-term debt                   60         5      172       164
  Interest on short-term debt and other        25         2       77        52
                                               85         7      249       216

NET INCOME                                    203       189      354       344
  Preferred stock dividends                                       14        14
NET INCOME FOR COMMON STOCK               $   199   $   184  $   340   $   330

AVERAGE COMMON SHARES OUTSTANDING           191.9     189.6    191.4     189.1

EARNINGS PER SHARE OF COMMON STOCK        $  1.04   $  0.97  $  1.78   $  1.75
DIVIDENDS PAID PER SHARE OF COMMON STOCK  $  0.43   $ 0.425  $  1.29   $ 1.275



 The accompanying notes to consolidated financial statements as they relate to CSW are an integral part of these statements.

         CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY COMPANIES

                       CONSOLIDATED BALANCE SHEETS

                                                   September 30,   December 31,
                                                      1995            1994
                                                   (Unaudited)
ASSETS                                                     (Millions)

PLANT
  Electric Utility
     Production                                     $      5,851   $     5,802
     Transmission                                          1,442         1,377
     Distribution                                          2,641         2,539
     General                                                 807           764
     Construction work in progress                           441           412
     Nuclear fuel                                            164           161
     Total electric                                       11,346        11,055
  Gas                                                        840           798
  Other diversified                                           17            15
                                                          12,203        11,868
  Less - Accumulated depreciation                          4,146         3,870
                                                           8,057         7,998

CURRENT ASSETS
     Cash and temporary cash investments                      61            27
     Accounts receivable                                   1,006           837
     Materials and supplies, at average cost                 169           162
     Electric fuel inventory, substantially at
       average cost                                          133           118
     Gas inventory/products for resale                        28            23
     Under-recovered fuel costs                               --            54
     Accumulated deferred income taxes                        34             2
     Prepayments and other                                    52            42
                                                           1,483         1,265

DEFERRED CHARGES AND OTHER ASSETS
     Deferred plant costs                                    515           516
     Mirror CWIP asset                                       314           322
     Other non-utility investments                           328           394
     Income tax related regulatory assets, net               278           216
     Other                                                   321           274
                                                           1,756         1,722

                                                    $    11,296    $    10,985








  The accompanying notes to consolidated financial statements as they relate to CSW are an integral part of these statements.

            CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY COMPANIES

                        CONSOLIDATED BALANCE SHEETS

                                                    September 30,  December 31,
                                                        1995           1994
                                                    (Unaudited)
CAPITALIZATION AND LIABILITIES                              (Millions)

CAPITALIZATION
     Common stock:   $3.50 par value               $        673   $        667
        Authorized shares:   350.0 million
        Outstanding shares:
           September 30, 1995:   192.3 million
           December 31, 1994:   190.6 million
    Paid-in capital                                         597            561
    Retained earnings                                     1,914          1,824
       Total Common Stock Equity                          3,184          3,052
     Preferred stock
       Not subject to mandatory redemption                  292            292
       Subject to mandatory redemption                       34             35
     Long-term debt                                       3,001          2,940
       TOTAL CAPITALIZATION                               6,511          6,319

CURRENT LIABILITIES
     Long-term debt and preferred stock due within
       twelve months                                         32              7
     Short-term debt                                        758             910
     Short-term debt - CSW Credit, Inc.                     786            573
     Accounts payable                                       253            286
     Accrued taxes                                          167            111
     Accrued interest                                        70             61
     Refund due customers                                    22             --
     Over-recovered fuel costs                               35             21
     Other                                                  124            138
                                                          2,247          2,107

DEFERRED CREDITS
     Income taxes                                         2,111          2,048
     Investment tax credits                                 309            320
     Mirror CWIP liability and other                        118            191
                                                          2,538          2,559

                                                   $     11,296   $     10,985








  The accompanying notes to consolidated financial statements as they relate to CSW are an integral part of these statements.

          CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY COMPANIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)
                                                             Nine Months Ended
                                                                September 30,
                                                             1995         1994
OPERATING ACTIVITIES                                             (Millions)
     Net Income                                           $    354     $    344
     Non-cash Items Included in Net Income
         Depreciation and amortization                         312          298
         Deferred income taxes and investment tax credit       (41)          49
         Mirror CWIP liability amortization                    (31)         (51)
         Charges for terminated Merger                          42           --
         Regulatory assets established for previously
           incurred Restructuring charges                      (34)          --
     Changes in Assets and Liabilities
         Accounts receivable                                  (185)         (57)
         Over- and under-recoveries of fuel                     68           13
         Accounts payable                                      (24)         (72)
         Accrued taxes                                          56           79
         Refund due customers                                   22           --
         Accrued restructuring charges                          (4)         (28)
         Other                                                 (30)         (45)
                                                               505          530

INVESTING ACTIVITIES
     Capital expenditures and acquisitions                    (339)        (414)
     Non-affiliated accounts receivable collections            (81)        (124)
     CSWE projects                                              37          (25)
     Other                                                      (3)         (10)
                                                              (386)        (573)

FINANCING ACTIVITIES
     Common stock sold                                          42           35
     Proceeds from issuance of long-term debt                  337          147
     Retirement of long-term debt                               (8)          (2)
     Reacquisition of long-term debt                          (255)         (14)
     Redemption of preferred stock                              --          (33)
     Change in short-term debt                                  61          137
     Payment of dividends                                     (262)        (255)
                                                               (85)          15

NET CHANGE IN CASH AND CASH EQUIVALENTS                         34          (28)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                27           62
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $      61    $      34

SUPPLEMENTARY INFORMATION
     Interest paid less amounts capitalized              $     225    $     194
     Income taxes paid                                   $      68    $      40


   The accompanying notes to consolidated financial statements as they relate to CSW are an integral part of these statements.

   CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY COMPANIES

      Set forth below is information concerning the consolidated results of operations for CSW for the three and nine month periods ending September 30, 1995. For information concerning the results of operations for each of the Electric Operating Companies, see the discussions below under the heading RESULTS OF OPERATIONS following the financial statements of each of the Electric Operating Companies.

RESULTS OF OPERATIONS

COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 1995 AND 1994

     Net Income for Common Stock. Net income for common stock increased to $199 million for the third quarter of 1995 compared to $184 million for the third quarter of 1994. Earnings per share increased to $1.04 from $0.97. Third quarter 1995 earnings increased due to higher non-fuel electric revenues and lower operating and maintenance expenses. Partially offsetting these factors were lower Mirror CWIP earnings, higher interest expense and higher depreciation and amortization expense.

     Operating Revenues. Operating revenues increased 1% to $1,087 million in the third quarter of 1995 from $1,073 million in the third quarter of 1994. This increase reflects higher gas revenues and non-fuel electric revenues offset partially by decreased electric fuel revenues. Gas revenues increased $29 million or 26% to $139 million due to higher gas sales volumes which was offset in part by lower gas prices. Electric revenues decreased 2% or $18 million as compared to the third quarter of 1994 primarily as a result of recording a $21 million reserve for a base rate refund pursuant to the WTU Settlement and Agreement in addition to the lower fuel revenues that resulted from the lower average unit fuel costs as discussed below. These decreases were partially offset by higher non-fuel revenues resulting from higher sales. Total retail Kwh sales increased 3.7% in the third quarter of 1995 as compared to the third quarter of 1994. Residential, commercial and industrial sales increased 6.7%, 3.4% and 1.0%, respectively. Increased usage, primarily by residential customers, contributed to the Kwh sales growth.

     Fuel and Purchased Power. Fuel and purchased power expense decreased 10% to $305 million in the third quarter of 1995 from $338 million in the third quarter of 1994, due primarily to a $30 million reduction in fuel expense. Fuel expense was lower due primarily to a decrease in the average unit cost of fuel to $1.51 per Mmbtu in the third quarter of 1995 from $1.74 per Mmbtu in the third quarter of 1994, reflecting lower gas, lignite and coal prices.

     Gas Purchased for Resale. Gas purchased for resale increased 43% to $76 million in the third quarter of 1995 from $53 million in the third quarter of 1994 due to an increase in gas sales volumes which was partially offset by a decrease in the average cost of gas.

     Other Operating. Other operating expense decreased 6% to $140 million during the third quarter of 1995 from $149 million during the third quarter of 1994. This decrease was due primarily to the recognition of a regulatory asset established in accordance with the WTU Settlement and Agreement for previously recorded charges incurred during the Restructuring, partially offset by higher transmission expenses at the Electric Operating Companies as a result of a new transmission facility.

     Maintenance. Maintenance decreased 8% to $36 million in the third quarter of 1995 from $39 million in the third quarter of 1994. This decrease was due primarily to lower levels of maintenance resulting from the postponement of previously scheduled plant maintenance in the third quarter of 1995 and storm damage that occurred in the third quarter of 1994.

     Depreciation and Amortization. Depreciation and amortization increased 6% from $89 million in the third quarter of 1994 to $94 million in the third quarter of 1995 due primarily to increases in all classes of depreciable plant.

     Other Income and Deductions. Mirror CWIP liability amortization decreased 41% to $10 million in the third quarter of 1995 from $17 million in the third quarter of 1994. In accordance with the original liability amortization schedule agreed upon in the settlement of its rate cases in 1990 and 1991, CPL is amortizing its Mirror CWIP liability in declining amounts over the years 1991 through 1995.

     Interest on Long-Term Debt. Interest on long-term debt increased $4 million or 7% during the third quarter of 1995 as compared to the third quarter of 1994 due to higher levels of long-term debt outstanding.

     Interest on Short-Term Debt and Other. Interest on short-term debt and other increased $4 million or 19% during the third quarter of 1995 as compared to the third quarter of 1994 due to higher levels of short-term borrowings and higher short-term interest rates.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

     Net Income for Common Stock. Net income for common stock increased 3% to $340 million during the first nine months of 1995 from $330 million during the first nine months of 1994. Earnings per share increased to $1.78 from $1.75, reflecting higher electric non-fuel revenues due to greater customer usage and an
increase in customers.   Also contributing to increased earnings
were lower operating and maintenance expenses and prior year tax adjustments. Partially offsetting these factors were the establishment of a $42 million reserve for deferred merger and acquisition costs associated with CSW's termination of the El Paso Merger in June 1995, lower earnings from Mirror CWIP, increased interest expense and the impact of the CPL 1995 Agreement. See NOTE 2. Litigation and Regulatory Proceedings for information related to the CPL 1995 Agreement.

     Operating Revenues. Operating revenues decreased 6% to $2,666 million during the nine months ended September 30, 1995 from $2,832 million during the nine months ended September 30, 1994. This decrease reflects a $62 million disallowance of fuel under-recovery and a $50 million base rate refund recorded in the first quarter of 1995 as a result of the CPL 1995 Agreement, as well as a $21 million reserve for a base rate refund as a result of the WTU Settlement and Agreement. In addition, fuel revenues were lower in the first nine months of 1995 as compared to the first nine months of 1994 due to lower average unit fuel costs as discussed below. These decreases were offset in part by increased non-fuel revenues resulting from a 2.9% increase in total retail Kwh sales in the first nine months of 1995 as compared to the first nine months of 1994. Residential, commercial and industrial sales increased 3.6%, 2.6% and 2.6%, respectively, during the nine months ended September 30, 1995, due to increased usage and residential and commercial customer growth. Gas revenues increased 3% to $409 million during the first nine months of 1995 from $398 million during the first nine months of 1994. This increase was due to increased gas sales volumes, transportation volumes and other gas revenues, partially offset by lower gas prices. Other diversified revenues increased $11 million or 44% to $36 million for the first nine months of 1995 from $25 million for the first nine months of 1994 due primarily to two CSWE projects that went into operation during the second and third quarter of 1994 and increased factoring revenues at CSW Credit.

     Fuel and Purchased Power. Fuel and purchased power expense decreased 13% to $797 million during the nine months ended September 30, 1995 from $918 million during the nine months ended September 30, 1994, due primarily to a $110 million reduction in fuel expense. Fuel expense was lower due primarily to a decrease in the average unit cost of fuel to $1.57 per Mmbtu in the first nine months of 1995 from $1.86 per Mmbtu in the first nine months of 1994, reflecting lower gas and lignite prices and increased use of less costly nuclear fuel.

     Gas Extraction and Marketing. Gas extraction and marketing expenses increased $11 million or 16% to $80 million during the nine months ended September 30, 1995 as compared to the comparable period in 1994. The increase was due to higher natural gas liquids sales volumes.

     Other Operating. Other operating expense decreased 11% to $398 million during the nine months ended September 30, 1995 from $445 million during the nine months ended September 30, 1994. This decrease was primarily due to the recognition of $34 million in regulatory assets established in accordance with the CPL 1995 Agreement and the WTU Settlement and Agreement for previously recorded charges incurred during the Restructuring.

     Charges for Terminated Merger. CSW recorded a $42 million charge for the establishment of a reserve for deferred merger and acquisition costs as a result of CSW's termination of the Merger in June 1995. See Part II - Other Information - Item 1. for information related to the termination of the Merger and litigation arising in connection therewith.

     Maintenance. Maintenance decreased 9% to $114 million during the nine months ended September 30, 1995 from $125 million during the nine months ended September 30, 1994. This decrease was due primarily to storm damage experienced in 1994 and nuclear maintenance incurred in 1994 while STP was out of service.

     Depreciation and Amortization. Depreciation and amortization increased 6% from $265 million to $280 million due primarily to increases in all classes of depreciable plant.

     Taxes, Other than Federal Income. Taxes, other than Federal income decreased 8% to $140 million during the nine months ended September 30, 1995 from $153 million during the nine months ended September 30, 1994. This decrease was due primarily to lower ad valorem tax expense as a result of a true-up of prior year estimates.

     Federal Income Taxes. Federal income taxes decreased $86 million during the first nine months of 1995 compared to the first nine months of 1994. This decrease was due to a $34 million reduction of deferred Federal income taxes resulting from the CPL 1995 Agreement, a $23 million reduction of deferred Federal income taxes due to prior year tax adjustments at the Electric Operating Companies, a $7 million reduction of deferred Federal income taxes resulting from the WTU Settlement and Agreement and lower

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
(continued)

pre-tax income. See NOTE 6. Federal Income Taxes for additional information related to the tax adjustments.

     Other Income and Deductions. Mirror CWIP liability amortization decreased 39% to $31 million during the nine months ended September 30, 1995 from $51 million during the nine months ended September 30, 1994. In accordance with the original liability amortization schedule agreed upon in the settlement of its rate cases in 1990 and 1991, CPL is amortizing its Mirror CWIP liability in declining amounts over the years 1991 through 1995. Other income increased $20 million to $45 million during the nine months ended September 30, 1995 from $25 million during the nine months ended September 30, 1994. This increase was due primarily to $10 million of previously deferred factoring income pursuant to the CPL 1995 Agreement, increased interest income of $5 million as well as a $3 million pre-tax gain on PSO's sale of non-utility fiber optic telecommunication property during the first quarter of 1995.

     Interest on Long-Term Debt. Interest on long-term debt increased $8 million or 5% as a result of higher levels of long-term debt outstanding.

     Interest on Short-Term Debt and Other. Interest on short-term debt and other increased $25 million to $77 million in the first nine months of 1995 from $52 million during the first nine months of 1994. This increase reflects higher levels of short-term borrowing and higher short-term interest rates.

CPL


                 CENTRAL POWER AND LIGHT COMPANY




                 PART I.  FINANCIAL INFORMATION.

                 Item 1.  Financial Statements.

                      CENTRAL POWER AND LIGHT COMPANY

                           STATEMENTS OF INCOME
                               (Unaudited)


                                        Three Months Ended   Nine Months Ended
                                           September 30,       September 30,
                                          1995       1994     1995       1994
                                                      (Thousands)

ELECTRIC OPERATING REVENUES             $358,790  $364,044   $810,597  $960,442

OPERATING EXPENSES AND TAXES
  Fuel                                    87,606    94,015    223,670   260,091
  Purchased power                          4,409     9,834     11,436    39,682
  Other operating                         52,578    58,510    133,567   168,191
  Maintenance                             12,842    15,050     44,744    52,778
  Depreciation and amortization           37,552    35,455    111,924   104,695
  Taxes, other than Federal income        20,426    18,811     50,423    60,128
  Federal income taxes                    39,295    36,307      3,677    66,802
                                         254,708   267,982    579,441   752,367

OPERATING INCOME                         104,082    96,062    231,156   208,075

OTHER INCOME AND DEDUCTIONS
  Mirror CWIP liability amortization 10,250 17,000 30,750 51,000 Allowance for equity funds used
    during construction                      630       492        515       468
  Other                                    2,199       (40)    12,773     1,350
                                          13,079    17,452     44,038    52,818

INCOME BEFORE INTEREST CHARGES           117,161   113,514    275,194   260,893

INTEREST CHARGES
  Interest on long-term debt              32,082    28,567     89,176    83,199
  Interest on short-term debt and other    3,991     2,830     15,340     9,218
  Allowance for borrowed funds used
     during construction                  (1,150)     (760)    (3,566)   (1,857)
                                          34,923    30,637    100,950    90,560


NET INCOME                                82,238    82,877    174,244   170,333

  Preferred stock dividends                3,535     3,385     10,899    10,484

NET INCOME FOR COMMON STOCK            $  78,703  $ 79,492   $163,345  $159,849






          The accompanying notes to financial statements as they relate to CPL are an integral part of these statements.

                      CENTRAL POWER AND LIGHT COMPANY

                                BALANCE SHEETS

                                                  September 30,  December 31,
                                                      1995          1994
                                                   (Unaudited)
ASSETS                                                    (Thousands)

 ELECTRIC UTILITY PLANT
     Production                                    $ 3,090,843   $ 3,070,005
     Transmission                                      457,729       451,050
     Distribution                                      854,724       828,350
     General                                           219,695       216,888
     Construction work in progress                     192,372       142,724
     Nuclear fuel                                      164,176       161,152
                                                     4,979,539     4,870,169
  Less - Accumulated depreciation
     and amortization                                1,509,089     1,400,343
                                                     3,470,450     3,469,826

CURRENT ASSETS
     Cash                                                1,469           642
     Special deposits                                      824           668
     Accounts receivable                                46,679        29,865
     Materials and supplies, at average cost            68,709        66,209
     Fuel inventory, at average cost                    22,301        22,916
     Accumulated deferred income taxes                  16,743            --
     Under-recovered fuel costs                             --        54,126
     Prepayments and other                               5,070         2,316
                                                       161,795       176,742

DEFERRED CHARGES AND OTHER ASSETS
     Deferred STP costs                                488,314       488,987
     Mirror CWIP asset                                 314,309       321,825
     Income tax related regulatory assets, net         348,669       288,444
     Other                                              95,763        76,875
                                                     1,247,055     1,176,131

                                                   $ 4,879,300   $ 4,822,699












           The accompanying notes to financial statements as they relate to CPL are an integral part of these statements.

                      CENTRAL POWER AND LIGHT COMPANY

                               BALANCE SHEETS

                                                   September 30,  December 31,
                                                      1995           1994
                                                   (Unaudited)
CAPITALIZATION AND LIABILITIES                            (Thousands)

CAPITALIZATION
    Common stock:   $25 par value                   $  168,888    $  168,888
       Authorized shares:   12,000,000
       Issued and Outstanding shares:   6,755,535
    Paid-in capital                                    405,000       405,000
    Retained earnings                                  885,811       857,466
       Total Common Stock Equity                     1,459,699     1,431,354
     Preferred stock                                   250,351       250,351
     Long-term debt                                  1,517,887     1,466,393
       TOTAL CAPITALIZATION                          3,227,937     3,148,098

CURRENT LIABILITIES
     Long-term debt due within twelve months               526           723
     Advances from affiliates                          144,614       161,320
     Accounts payable                                   56,544        75,051
     Accrued taxes                                      70,698        59,386
     Accumulated deferred income taxes                      --        13,812
     Accrued interest                                   38,351        24,681
     Over-recovered fuel costs                           7,067            --
     Other                                              21,812        31,476
                                                       339,612       366,449

DEFERRED CREDITS
     Accumulated deferred income taxes               1,141,361     1,087,317
     Investment tax credits                            154,191       158,533
     Mirror CWIP liability and other                    16,199        62,302
                                                     1,311,751     1,308,152

                                                   $ 4,879,300   $ 4,822,699














         The accompanying notes to financial statements as they relate to CPL are an integral part of these statements.

                       CENTRAL POWER AND LIGHT COMPANY

                          STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                                            Nine Months Ended
                                                              September 30,
                                                            1995         1994
OPERATING ACTIVITIES                                           (Thousands)
     Net Income                                          $ 174,244    $ 170,333
     Non-cash Items Included in Net Income
         Depreciation and amortization                     129,827      124,829
         Deferred income taxes and investment tax
           credits                                         (41,244)      28,370
         Mirror CWIP liability amortization                (30,750)     (51,000)
         Regulatory asset established for previously
           incurred Restructuring charges                  (20,652)          --
         Allowance for equity funds used during
           construction                                       (515)        (468)
     Changes in Assets and Liabilities
         Accounts receivable                               (16,814)      14,769
         Fuel inventory                                        615       (7,410)
         Accounts payable                                  (18,507)     (13,712)
         Accrued taxes                                      11,312       34,297
         Over- and under-recovered fuel costs               61,193      (21,857)
         Accrued restructuring charges                      (2,451)      (8,637)
         Other                                             (11,028)      (2,563)
                                                           235,230      266,951

INVESTING ACTIVITIES
     Construction expenditures                            (112,868)    (121,636)
     Allowance for borrowed funds used during
       construction                                         (3,566)      (1,857)
                                                          (116,434)    (123,493)

FINANCING ACTIVITIES
     Proceeds from issuance of long-term debt              297,851       99,190
     Reacquisition of long-term debt                      (253,278)        (618)
     Retirement of long-term debt                               --         (459)
     Retirement of preferred stock                              --      (27,021)
     Change in advances from affiliates                    (16,706)    (140,862)
     Payment of dividends                                 (145,836)     (75,620)
                                                          (117,969)    (145,390)

NET CHANGE IN CASH AND CASH EQUIVALENTS                        827       (1,932)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               642        2,435
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $   1,469    $     503

SUPPLEMENTARY INFORMATION
     Interest paid less amounts capitalized              $  81,377    $  71,543
     Income taxes paid                                   $  25,280    $   2,547






            The accompanying notes to financial statements as they relate to CPL are an integral part of these statements.

                 CENTRAL POWER AND LIGHT COMPANY

RESULTS OF OPERATIONS

COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 1995 AND 1994

     Net Income for Common Stock. Net income for common stock decreased to $78.7 million during the third quarter of 1995 from $79.5 million in the third quarter of 1994. The decrease was due primarily to reduced Mirror CWIP liability amortization and higher interest expense partially offset by decreased operating expenses and increased non-fuel revenues.

     Electric Operating Revenues. Total revenues decreased to $358.8 million during the third quarter of 1995 from $364.0 million during the third quarter of 1994 due primarily to a $13.6 million reduction in fuel revenue resulting from the lower average unit fuel costs and purchased power as discussed below. Partially offsetting the decrease in fuel revenue was an $8.7 million increase in non-fuel revenue resulting from a 4% increase in retail Kwh sales and a 28% increase in lower margin sales for resale. The increase in Kwh sales was attributable to increased usage per customer as well as customer growth.

     Fuel. Fuel expense decreased 7% to $87.6 million during the third quarter of 1995 from $94.0 million during the third quarter of 1994. The decrease in fuel expense was due primarily to a 22% decrease in the average unit cost of fuel from $1.67 per Mmbtu in the third quarter of 1994 to $1.31 per Mmbtu in the third quarter of 1995. The decrease in the average unit cost of fuel resulted from the expiration of higher priced gas contracts that were replaced with lower cost spot market natural gas and the renegotiation of a coal contract. The decrease in the cost of fuel was partially offset by a 14% increase in generation.

     Purchased Power. Purchased power decreased $5.4 million during the third quarter of 1995 as compared to the third quarter of 1994 due primarily to an unscheduled outage at a fossil-fueled generating plant during the third quarter of 1994.

     Other Operating. Other operating expense decreased $5.9 million, or 10%, during the third quarter of 1995 as compared to the third quarter of 1994. This decrease was due primarily to lower insurance costs and decreased employee related benefits, partially offset by higher transmission expenses resulting from a new transmission facility.

     Maintenance. Maintenance expense decreased $2.2 million, or 15%, during the third quarter of 1995 as compared to the third quarter of 1994 due primarily to decreased production and distribution maintenance expense as a result of the postponement of previously scheduled plant maintenance and a change in capitalization policy.

     Depreciation and Amortization. Depreciation and amortization increased $2.1 million, or 6%, during the third quarter of 1995 as compared to the third quarter of 1994 as a result of an increase in depreciable property and the amortization of regulatory assets associated with the CPL 1995
Agreement.

     Taxes, Other than Federal Income. Taxes, other than Federal income increased $1.6 million, or 9%, in the third quarter of 1995 as compared to the third quarter of 1994 due primarily to a state franchise tax refund in 1994 partially offset by lower ad valorem taxes in 1995.

     Federal Income Taxes. Federal income taxes increased $3.0 million, or 8%, in the third quarter of 1995 as compared to the third quarter of 1994 due primarily to an increase in pre-tax income.

     Other Income and Deductions. Mirror CWIP liability amortization decreased $6.8 million in the third quarter of 1995 as compared to the third quarter of 1994. In accordance with the original liability amortization schedule agreed upon in the settlement of its rate cases in 1990 and 1991, CPL is amortizing its Mirror CWIP liability in declining amounts over the years 1991 through 1995. Other income was higher in the third quarter of 1995 when compared to the third quarter of 1994 due primarily to the recognition of factoring income pursuant to the CPL 1995 Agreement.

     Interest Charges. Interest on long-term debt increased $3.5 million in the third quarter of 1995 as compared to the third quarter of 1994 as a result of increased long-term debt outstanding. Interest on short-term debt and other increased $1.2 million in the third quarter of 1995 as compared to the third quarter of 1994 as a result of higher levels of short-term debt outstanding at higher interest rates.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

     Net Income for Common Stock. Net income for common stock increased 2% to $163.3 million during the first nine months of 1995 from $159.8 million in the first nine months of 1994 due primarily to increased non-fuel revenue, decreased maintenance and prior year tax adjustments. The increase was partially offset by decreased Mirror CWIP liability amortization and higher depreciation and interest expense as well as the effects of the CPL 1995 Agreement. See NOTE 2. Litigation and Regulatory Proceedings for additional information related to the CPL 1995 Agreement.

     Electric Operating Revenues. Total revenues decreased $149.8 million, or 16%, during the first nine months of 1995 as compared to the first nine months of 1994 due primarily to a $50.0 million base rate refund and a $62.3 million disallowance of under-recovered fuel costs resulting from the CPL 1995 Agreement. Under the CPL 1995 Agreement, CPL provided customers a one-time base rate refund of $50.0 million. Furthermore, CPL did not charge customers for $62.3 million in replacement power costs associated with the STP outage.

     Also contributing to the decrease in revenue was a $67.0 million decrease in fuel revenue resulting from the lower average unit fuel costs and purchased power as discussed below.
Partially offsetting the decrease in fuel revenue was a $29.4 million increase in non-fuel revenue resulting from a 7% increase in Kwh sales. The increase in sales was attributable to increased usage per customer, customer growth and a new contract with an existing wholesale customer.

     Fuel. Fuel expense decreased $36.4 million, or 14%, during the first nine months of 1995 as compared to the first nine months of 1994. The decrease in fuel expense was due primarily to a 28% decrease in the average unit cost of fuel from $1.88 per Mmbtu for the first nine months of 1994 to $1.35 per Mmbtu for the first nine months of 1995. The decrease in the average unit cost of fuel resulted from the expiration of higher priced gas contracts that were replaced with lower cost spot market natural gas, the renegotiation of a coal contract and increased usage of lower unit cost nuclear fuel. The decrease in the cost of fuel was partially offset by an 18% increase in generation.

     Purchased Power. Purchased power decreased $28.2 million during the first nine months of 1995 as compared to the first nine months of 1994 due to increased generation at STP, which replaced power that had been purchased during the first half of 1994 when STP was out of service and an unscheduled outage at a fossil-fueled generating plant during the third quarter of 1994.

     Other Operating. Other operating expense decreased $34.6 million, or 21%, during the first nine months of 1995 as compared to the first nine months of 1994. The decrease was due primarily to the recognition of a $20.7 million regulatory asset established in accordance with the CPL 1995 Agreement for previously recorded charges incurred during the Restructuring and the reversal of $4.3 million in rate case costs pursuant to the agreement. Also contributing to the decrease was a reduction in employee related costs.

     Maintenance. Maintenance expense decreased $8.0 million, or 15%, during the first nine months of 1995 as compared to the first nine months of 1994 due primarily to lower nuclear maintenance expenses than were incurred during 1994 while STP was out of service and the postponement of previously scheduled plant maintenance. Distribution maintenance also decreased due to a change in capitalization policy.

     Depreciation and Amortization. Depreciation and amortization increased $7.2 million, or 7%, during the first nine months of 1995 as compared to first nine months of 1994 as a result of increased depreciable property and the amortization of regulatory assets associated with the CPL 1995 Agreement.

     Taxes, Other than Federal Income. Taxes, other than Federal income decreased $9.7 million during the first nine months of 1995 as compared to the first nine months of 1994 due primarily to lower ad valorem tax expense resulting from a true-up of prior year estimates.

     Federal Income Taxes. Federal income taxes decreased $63.1 million in the first nine months of 1995 as compared to the first nine months of 1994 due primarily to the reduction of $34.3 million of deferred income taxes in accordance with the CPL 1995 Agreement, prior year tax adjustments and lower pre-tax income. See NOTE 6. Federal Income Taxes for additional information related to the tax adjustments.

     Other Income and Deductions. Mirror CWIP liability amortization decreased $20.3 million during the first nine months of 1995 as compared to the first nine months of 1994. In accordance with the original liability amortization schedule agreed upon in the settlement of its rate cases in 1990 and 1991, CPL is amortizing its Mirror CWIP liability in declining amounts over the years 1991 through 1995. Other income was higher in the first nine months of 1995 when compared to 1994 due primarily to the recognition of factoring income pursuant to the CPL 1995 Agreement.

     Interest Charges. Interest on long-term debt increased $6.0 million during the first nine months of 1995 as compared to the first nine months of 1994 as a result of increased long-term debt outstanding. Interest on short-term debt and other increased $6.1 million during the first nine months of 1995 when compared to the first nine months of 1994 as a result of higher levels of short-term debt outstanding at higher interest rates and the recognition of interest expense associated with over-recovered fuel.

PSO



                    PUBLIC SERVICE COMPANY OF OKLAHOMA




                      PART I.  FINANCIAL INFORMATION.

                      Item 1.  Financial Statements.

                      PUBLIC SERVICE COMPANY OF OKLAHOMA

                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)


                                        Three Months Ended  Nine Months Ended
                                          September 30,        September 30,
                                         1995       1994      1995      1994
                                                      (Thousands)

ELECTRIC OPERATING REVENUES            $232,156  $246,378   $542,215  $578,517

OPERATING EXPENSES AND TAXES
  Fuel                                   76,434   105,258    209,895   246,805
  Purchased power                         6,220     5,256     16,614    28,093
  Other operating                        28,241    32,881     86,201    92,696
  Maintenance                             8,716    10,275     23,778    27,719
  Depreciation and amortization          16,916    15,679     49,981    46,686
  Taxes, other than Federal income       10,549    10,384     24,322    24,971
  Federal income taxes                   26,556    19,449     31,682    28,115
                                        173,632   199,182    442,473   495,085

OPERATING INCOME                         58,524    47,196     99,742    83,432

OTHER INCOME AND DEDUCTIONS
  Allowance for equity funds used
    during construction                     641       151      1,180       390
  Other                                    (853)      411      2,363       519
                                           (212)      562      3,543       909

INCOME BEFORE INTEREST CHARGES           58,312    47,758    103,285    84,341

INTEREST CHARGES
  Interest on long-term debt              7,398     7,399     22,196    22,196
  Interest on short-term debt and other   1,352       759      4,888     2,972
  Allowance for borrowed funds used
     during construction                 (1,120)     (403)    (2,442)   (1,063)
                                          7,630     7,755     24,642    24,105

NET INCOME                               50,682    40,003     78,643    60,236

  Preferred stock dividends                 204       204        612       612

NET INCOME FOR COMMON STOCK            $ 50,478  $ 39,799   $ 78,031  $ 59,624








   The accompanying notes to consolidated financial statements as they relate to PSO are an integral part of these statements.

                     PUBLIC SERVICE COMPANY OF OKLAHOMA

                         CONSOLIDATED BALANCE SHEETS

                                                   September 30, December 31,
                                                      1995          1994
                                                   (Unaudited)
ASSETS                                                     (Thousands)

 ELECTRIC UTILITY PLANT
     Production                                     $  925,006    $  902,602
     Transmission                                      358,514       346,433
     Distribution                                      699,033       668,346
     General                                           162,067       150,898
     Construction work in progress                      84,045        96,133
                                                     2,228,665     2,164,412
  Less - Accumulated depreciation
     and amortization                                  909,731       859,894
                                                     1,318,934     1,304,518

CURRENT ASSETS
     Cash                                                3,097         5,453
     Accounts receivable                                18,864        21,531
     Materials and supplies, at average cost            41,713        39,888
     Fuel inventory, at LIFO cost                       26,464        17,820
     Accumulated deferred income taxes                   7,125         6,670
     Prepayments and other                               1,865         7,889
                                                        99,128        99,251

DEFERRED CHARGES AND OTHER ASSETS                       57,687        61,345
                                                    $1,475,749    $1,465,114





















  The accompanying notes to consolidated financial statements as they relate to PSO are an integral part of these statements.

                      PUBLIC SERVICE COMPANY OF OKLAHOMA

                         CONSOLIDATED BALANCE SHEETS


                                                   September 30,  December 31,
                                                      1995           1994
                                                   (Unaudited)
CAPITALIZATION AND LIABILITIES                            (Thousands)

CAPITALIZATION
    Common stock:   $15 Par value                   $  157,230     $  157,230
       Authorized shares:   11,000,000
       Issued shares:   10,482,000
       Outstanding shares:   9,013,000
    Paid-in capital                                    180,000        180,000
    Retained earnings                                  162,300        124,269
       Total Common Stock Equity                       499,530        461,499
     Preferred stock                                    19,826         19,826
     Long-term debt                                    378,876        402,752
       TOTAL CAPITALIZATION                            898,232        884,077

CURRENT LIABILITIES
     Long-term debt due within twelve months            25,000             --
     Advances from affiliates                           43,308         55,160
     Payables to affiliates                             17,613         27,876
     Accounts payable                                   31,616         59,899
     Payables to customers                              24,289         22,655
     Accrued taxes                                      40,054         17,356
     Accrued interest                                   10,618          8,867
     Other                                              16,732         15,157
                                                       209,230        206,970

DEFERRED CREDITS
    Accumulated deferred income taxes                  283,028        281,139
    Investment tax credits                              46,919         49,011
    Income tax related regulatory liabilities, net      16,685         18,611
    Other                                               21,655         25,306
                                                       368,287        374,067

                                                    $1,475,749     $1,465,114











  The accompanying notes to consolidated financial statements as they relate to PSO are an integral part of these statements.

                     PUBLIC SERVICE COMPANY OF OKLAHOMA

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                                           Nine Months Ended
                                                             September 30,
                                                          1995           1994
OPERATING ACTIVITIES                                         (Thousands)
     Net Income                                        $  78,643      $  60,236
     Non-cash Items Included in Net Income
         Depreciation and amortization                    54,256         50,471
         Deferred income taxes and investment tax
           credits                                        (2,584)         1,637
         Allowance for equity funds used during
           construction                                   (1,180)          (390)
     Changes in Assets and Liabilities
         Accounts receivable                               2,667         15,613
         Fuel inventory                                   (8,644)         8,328
         Prepayments and other                             6,024         (9,997)
         Accounts payable                                (27,936)         4,812
         Accrued taxes                                    22,698         24,238
         Accrued restructuring charges                      (727)        (6,449)
         Other                                             5,300         (7,512)
                                                         128,517        140,987

INVESTING ACTIVITIES
     Construction expenditures                           (70,942)       (86,360)
     Allowance for borrowed funds used during
       construction                                       (2,442)        (1,063)
     Other                                                (5,024)        (1,397)
                                                         (78,408)       (88,820)

FINANCING ACTIVITIES
     Changes in advances from affiliates                 (11,852)       (21,389)
     Payment of dividends                                (40,613)       (27,612)
                                                         (52,465)       (49,001)

NET CHANGE IN CASH AND CASH EQUIVALENTS                   (2,356)         3,166
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           5,453          2,429
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $   3,097      $   5,595

SUPPLEMENTARY INFORMATION
     Interest paid less amounts capitalized            $  21,393      $  17,906
     Income taxes paid                                 $  20,949      $  10,106











   The accompanying notes to consolidated financial statements as they relate to PSO are an integral part of these statements.

               PUBLIC SERVICE COMPANY OF OKLAHOMA

RESULTS OF OPERATIONS

COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 1995 AND 1994

     Net Income for Common Stock. Net income for common stock increased 27% to $50.5 million during the third quarter of 1995 from $39.8 million during the third quarter of 1994. The increase resulted primarily from an increase in non-fuel revenue and a reduction in operating and maintenance expenses.

     Electric Operating Revenues. Electric operating revenues decreased 6% to $232.2 million during the third quarter of 1995 from $246.4 million during the third quarter of 1994. The decreased revenues were due primarily to a $23.5 million reduction in fuel revenues resulting from lower average unit fuel costs as discussed below, offset in part by a 3% increase in retail Kwh sales attributable to increased weather-related demand and customer growth.

     Fuel. Fuel expense decreased 27% to $76.4 million during the third quarter of 1995 as compared to $105.3 million during the third quarter of 1994. This decrease was due primarily to a reduction in previously over-recovered fuel costs, as well as a reduction in average unit fuel costs from $1.88 per Mmbtu in 1994 to $1.70 per Mmbtu in 1995. The decrease in average unit fuel costs was primarily attributable to a reduction in the spot market price of natural gas.

     Purchased Power. Purchased power increased 18% to $6.2 million during the third quarter of 1995 from $5.3 million during the third period of 1994 due primarily to increased purchases of economy energy.

     Other Operating Expenses. Other operating expenses decreased 14% to $28.2 million during the third quarter of 1995 from $32.9 million in the third quarter of 1994. The decrease was due primarily to the accrual of additional expenses in the third quarter of 1994 related to the estimated costs of the Restructuring and decreased employee related expenses in the third quarter of 1995.

     Maintenance Expenses. Maintenance expenses decreased 15% to $8.7 million during the third quarter of 1995 from $10.3 million in the third quarter of 1994 due primarily to overhead line maintenance activities required as a result of storms occurring during the third quarter of 1994.

     Depreciation and Amortization. Depreciation and amortization expenses increased 8% to $16.9 million during the third quarter of 1995 from $15.7 million in the third quarter of 1994 due primarily to increases in depreciable plant.

     Federal Income Taxes.  Federal income taxes increased 37% to
$26.6 million during the third quarter of 1995 from $19.4 million as compared to the third quarter of 1994 primarily as a result of higher pre-tax income.

     Other Income and Deductions - Other. Other income and deductions - other decreased $1.3 million during the third quarter of 1995 as compared to the third quarter of 1994 primarily as a result of an adjustment to reallocate parent
company tax benefits.   See NOTE 6. Federal Income Taxes for
additional information related to this tax adjustment.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

     Net Income for Common Stock. Net income for common stock increased 31% to $78.0 million for the nine months ended September 30, 1995 from $59.6 million for the nine months ended September 30, 1994. The increase resulted primarily from an increase in non-fuel revenue, a sale of non-utility fiber optic telecommunication property during the first quarter of 1995, decreased operating and maintenance expenses and prior year tax adjustments.

     Electric Operating Revenues. Electric operating revenues decreased 6% to $542.2 million during the first nine months of 1995 from $578.5 million during the first nine months of 1994 due primarily to a $46.3 million reduction in fuel revenues resulting from lower average unit fuel costs as discussed below offset in part by an increase in non-fuel revenue.

     Fuel. Fuel expense decreased approximately 15% to $209.9 million during the first nine months of 1995 as compared to $246.8 million in the same period of 1994. This decrease was due primarily to a reduction in the over-recovery of fuel costs, as well as a reduction in average fuel costs from $1.91 per Mmbtu in 1994 to $1.76 per Mmbtu in 1995. The decrease in average fuel costs was attributable to the settlement of certain coal transportation litigation and a reduction in the spot market price of natural gas. Such decreases were partially offset by a 4% increase in Kwh generation and the reversal in 1994 of prior year accruals for potential liabilities related to coal transportation. See Part II - OTHER INFORMATION - Item 1. Legal Proceedings for additional information related to pending coal transportation litigation.

     Purchased Power. Purchased power decreased 41% to $16.6 million during the first nine months of 1995 from $28.1 million as compared to the same period of 1994 due primarily to decreased purchases of economy energy.

     Other Operating Expenses. Other operating expenses decreased 7% to $86.2 million for the first nine months of 1995 from $92.7 million for the same period of 1994. The decrease was due primarily to the accrual of additional expenses in 1994 related to the estimated costs of the Restructuring and decreased employee related expenses in the first nine months of 1995.

     Maintenance Expenses. Maintenance expenses decreased 14% to $23.8 million for the nine months ended September 30, 1995 from $27.7 million for the same period of 1994. Maintenance expenses were higher in the third quarter of 1994 than 1995 due primarily to overhead line maintenance activities required as a result of storms occurring during the third quarter of 1994.

     Depreciation and Amortization. Depreciation and amortization expense increased 7% to $50.0 million during the first nine months of 1995 from $46.7 million in the first nine months of 1994 due primarily to increases in depreciable plant.

     Federal Income Taxes. Federal income taxes increased 13% to $31.7 million during the first nine months of 1995 from $28.1 million during the same period of 1994 primarily as a result of higher pre-tax income, offset in part by prior year tax adjustments. See NOTE 6. Federal Income Taxes for additional information related to the tax adjustments.

     Other Income and Deductions - Other. Other income and deductions - other increased $1.8 million during the first nine months of 1995 as compared to the same period of 1994 primarily as a result of a $2.7 million pre-tax gain on the sale of non-utility fiber optic telecommunication property during the first quarter of 1995, offset in part by an adjustment to reallocate parent company tax benefits. See NOTE 6. Federal Income Taxes for additional information related to this tax adjustment.

     Interest on Short-term Debt and Other. Short-term debt and other increased $1.9 million during the first nine months of 1995 as compared to the same period of 1994 due primarily to higher levels of short-term debt outstanding at higher short-term interest rates.

SWEPCO



                    SOUTHWESTERN ELECTRIC POWER COMPANY




                      PART I.  FINANCIAL INFORMATION.

                      Item 1.  Financial Statements.

                      SOUTHWESTERN ELECTRIC POWER COMPANY

                            STATEMENTS OF INCOME
                                 (Unaudited)


                                       Three Months Ended   Nine Months Ended
                                          September 30,        September 30,
                                         1995      1994       1995      1994
                                                     (Thousands)

ELECTRIC OPERATING REVENUES            $266,268  $245,331   $648,468  $647,386

OPERATING EXPENSES AND TAXES
  Fuel                                  101,811    93,229    243,655   267,732
  Purchased power                         4,074     6,893     13,806    15,502
  Other operating                        32,533    29,431     90,482    86,724
  Maintenance                            10,849     9,846     31,665    29,777
  Depreciation and amortization          20,853    20,077     61,496    59,717
  Taxes, other than Federal income       13,676    13,265     36,748    38,969
  Federal income taxes                   22,592    19,286     35,271    34,022
                                        206,388   192,027    513,123   532,443

OPERATING INCOME                         59,880    53,304    135,345   114,943

OTHER INCOME AND DEDUCTIONS
  Allowance for equity funds used
    during construction                   1,430       789      3,535     2,193
  Other                                  (1,056)      510        396     1,877
                                            374     1,299      3,931     4,070

INCOME BEFORE INTEREST CHARGES           60,254    54,603    139,276   119,013

INTEREST CHARGES
  Interest on long-term debt             10,986    10,978     33,423    32,691
  Interest on short-term debt and other   2,235     2,234      7,919     5,368
  Allowance for borrowed funds used
     during construction                 (1,440)     (463)    (4,134)   (1,288)
                                         11,781    12,749     37,208    36,771

NET INCOME                               48,473    41,854    102,068    82,242

  Preferred stock dividends                 854       840      2,472     2,521

NET INCOME FOR COMMON STOCK            $ 47,619  $ 41,014   $ 99,596  $ 79,721








            The accompanying notes to financial statements as they relate to SWEPCO are an integral part of these statements.

                     SOUTHWESTERN ELECTRIC POWER COMPANY

                                BALANCE SHEETS

                                                   September 30,  December 31,
                                                       1995           1994
                                                    (Unaudited)
ASSETS                                                      (Thousands)

 ELECTRIC UTILITY PLANT
     Production                                     $1,407,422     $1,401,418
     Transmission                                      430,002        385,113
     Distribution                                      769,103        733,707
     General                                           229,729        213,563
     Construction work in progress                     131,252        149,508
                                                     2,967,508      2,883,309
  Less - Accumulated depreciation
     and amortization                                1,090,374      1,026,751
                                                     1,877,134      1,856,558

CURRENT ASSETS
     Cash                                                  446          1,296
     Accounts receivable                                44,915         54,344
     Materials and supplies, at average cost            29,408         28,109
     Fuel inventory, at average cost                    65,822         61,701
     Accumulated deferred income taxes                   5,196          6,592
     Prepayments and other                              17,163         13,071
                                                       162,950        165,113

DEFERRED CHARGES AND OTHER ASSETS                       57,471         57,536

                                                    $2,097,555     $2,079,207




















          The accompanying notes to financial statements as they relate to SWEPCO are an integral part of these statements.

                    SOUTHWESTERN ELECTRIC POWER COMPANY

                                BALANCE SHEETS


                                                   September 30,  December 31,
                                                      1995            1994
                                                   (Unaudited)
CAPITALIZATION AND LIABILITIES                             (Thousands)

CAPITALIZATION
    Common stock:   $18 par value                  $  135,660     $  135,660
       Authorized shares:   7,600,000
       Issued and Outstanding shares:   7,536,640
    Paid-in capital                                   245,000        245,000
    Retained earnings                                 324,059        297,462
       Total Common Stock Equity                      704,719        678,122
     Preferred stock
        Not subject to mandatory redemption            16,032         16,032
        Subject to mandatory redemption                33,578         34,828
     Long-term debt                                   594,650        595,833
       TOTAL CAPITALIZATION                         1,348,979      1,324,815

CURRENT LIABILITIES
     Long-term debt and preferred stock due within
       twelve months                                    6,300          5,270
     Advances from affiliates                          63,065         81,868
     Accounts payable                                  42,360         50,138
     Over-recovered fuel cost                          10,516         12,200
     Customer deposits                                 11,263         13,075
     Accrued taxes                                     46,790         12,495
     Accrued interest                                  13,469         17,175
     Other                                             25,386         30,615
                                                      219,149        222,836

DEFERRED CREDITS
     Accumulated deferred income taxes                369,376        365,441
     Investment tax credits                            77,434         81,023
     Income tax related regulatory liabilities, net    39,518         44,836
     Other                                             43,099         40,256
                                                      529,427        531,556

                                                   $2,097,555     $2,079,207









        The accompanying notes to financial statements as they relate to SWEPCO are an integral part of these statements.

                      SOUTHWESTERN ELECTRIC POWER COMPANY

                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                                          Nine Months Ended
                                                            September 30,
                                                          1995         1994
OPERATING ACTIVITIES                                         (Thousands)
     Net Income                                         $102,068     $ 82,242
     Non-cash Items Included in Net Income
         Depreciation and amortization                    69,269       66,860
         Deferred income taxes and investment tax
           credits                                        (3,576)       1,549
         Allowance for equity funds used during
           construction                                   (3,535)      (2,193)
     Changes in Assets and Liabilities
         Accounts receivable                               9,429      (46,050)
         Fuel inventory                                   (4,121)      11,710
         Accounts payable                                 (7,778)      12,339
         Accrued taxes                                    34,295       32,578
         Accrued interest                                 (3,706)      (4,050)
         Over- and under-recovered fuel cost              (1,684)       8,786
         Accrued restructuring charges                      (519)      (6,666)
         Other                                            (4,181)      18,405
                                                         185,961      175,510

INVESTING ACTIVITIES
     Construction expenditures                           (79,261)     (94,715)
     Allowance for borrowed funds used during
       construction                                       (4,134)      (1,288)
     Other                                                (5,064)      (3,160)
                                                         (88,459)     (99,163)

FINANCING ACTIVITIES
     Change in advances from affiliates                  (18,803)     (22,714)
     Retirement of long-term debt                         (3,262)      (1,559)
     Reacquisition of long-term debt                          --       (1,713)
     Redemption of preferred stock                           (50)      (1,200)
     Payment of dividends                                (76,237)     (49,522)
                                                         (98,352)     (76,708)

NET CHANGE IN CASH AND CASH EQUIVALENTS                     (850)        (361)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           1,296        6,723
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $    446     $  6,362

SUPPLEMENTARY INFORMATION
     Interest paid less amounts capitalized             $ 39,402     $ 39,141
     Income taxes paid                                  $ 21,598     $ 13,030







  The accompanying notes to consolidated financial statements as they relate to SWEPCO are an integral part of these statements.

               SOUTHWESTERN ELECTRIC POWER COMPANY

RESULTS OF OPERATIONS

COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 1995 AND 1994

     Net Income for Common Stock. Net income for common stock increased 16% to $47.6 million during the third quarter of 1995 from $41.0 million during the third quarter of 1994. The increase was due primarily to an increase in non-fuel revenue resulting from higher sales partially offset by an increase in other operating and maintenance expenses and a prior period tax adjustment to reallocate parent company tax benefits.

     Electric Operating Revenues. Electric operating revenues increased $21.0 million to $266.3 million during the third quarter of 1995 from $245.3 million during the third quarter of 1994 due primarily to a $12.8 million increase in non-fuel revenue. The increase in non-fuel revenue was attributable to a 14% increase in Kwh sales resulting from weather-related demand and customer growth. Also contributing to the increase in revenue was an $8.2 million increase in fuel revenue attributable to an increase in generation partially offset by the lower average unit fuel costs as discussed below.

     Fuel. Fuel expense increased 9% to $101.8 million during the third quarter of 1995 when compared to the third quarter of 1994 due primarily to a 19% increase in generation offset in part by a decrease in the average unit fuel cost from $1.74 per Mmbtu in 1994 to $1.56 per Mmbtu in 1995. The decrease in average unit fuel cost was due primarily to the settlement of coal contract litigation with fuel suppliers and a decrease in the spot market price of natural gas.

     Purchased Power. Purchased power expense decreased $2.8 million, or 41%, during the third quarter of 1995 when compared to the third quarter of 1994 due primarily to a decrease in economy purchases.

     Other Operating. Other operating expenses increased $3.1 million, or 11%, during the third quarter of 1995 when compared to the third quarter of 1994 due primarily to higher transmission expenses as a result of a new transmission facility and a reduction in 1994 of the original estimated cost of the Restructuring partially offset by decreased compensation expense and outside services.

     Maintenance. Maintenance increased $1.0 million, or 10%, during the third quarter of 1995 when compared to the third quarter of 1994 due primarily to an increase in power plant and general plant maintenance partially offset by decreased miscellaneous distribution line maintenance.

     Federal Income Taxes.  Federal income taxes increased 17% to
$22.6 million during the third quarter of 1995 from $19.3 million during the third quarter of 1994 due primarily to higher pre-tax income.

     Other Income and Deductions - Other. Other income and deductions - other decreased $1.6 million during the third quarter of 1995 when compared to the third quarter of 1994 primarily as a result of an adjustment to reallocate parent
company tax benefits.   See NOTE 6. Federal Income Taxes for
additional information related to this tax adjustment.

     Allowance for Equity and Borrowed Funds Used During Construction. AFUDC increased $1.6 million during the third quarter of 1995 when compared to the third quarter of 1994 due primarily to an increase in CWIP balances accruing AFUDC and a prior period true-up.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

     Net Income for Common Stock. Net income for common stock increased 25% to $99.6 million during the nine months ended September 30, 1995 from $79.7 million during the nine months ended September 30, 1994. This increase was due primarily to an increase in non-fuel revenue partially offset by increases in other operating and maintenance expenses as well as interest on short-term debt and other.

     Electric Operating Revenues. Electric operating revenues increased $1.1 million to $648.5 million during the first nine months of 1995 when compared to the first nine months of 1994 due primarily to a $30.3 million increase in non-fuel revenues. The increase in non-fuel revenue was attributable to a 5% increase in retail Kwh sales resulting from weather-related demand and customer growth. The increase in non-fuel revenues was offset in part by a $29.2 million decrease in fuel revenue due to lower average fuel costs as discussed below.

     Fuel. Fuel expense decreased 9% to $243.7 million during the first nine months of 1995 when compared to the first nine months of 1994 due primarily to a decrease in the average unit cost of fuel from $1.79 per Mmbtu in 1994 to $1.61 per Mmbtu in 1995. The decrease in the average unit fuel cost was due primarily to the settlement of coal contract litigation with fuel suppliers and a decrease in the spot market price of natural gas.

     Purchased Power. Purchased power expense decreased $1.7 million, or 11%, during the first nine months of 1995 as compared to the first nine months of 1994 due primarily to an 11% decrease in purchased Kwh partially offset by contractual terms with a third party that call for increased operating reserves and on-peak capacity.

     Other Operating. Other operating expenses increased $3.8 million, or 4%, during the first nine months of 1995 when compared to the first nine months of 1994 due primarily to higher transmission expenses as a result of a new transmission facility and higher employee medical costs. Also contributing to the increase was a reduction in 1994 of the original estimated cost of the Restructuring. The increase was partially offset by decreased compensation expenses and outside services expense during 1995.

     Maintenance. Maintenance increased $1.9 million, or 6%, in the first nine months of 1995 from $29.8 million during the first nine months of 1994 due primarily to increased power plant maintenance. The increase was partially offset by a decrease in overhead line maintenance that resulted from an ice storm that impacted SWEPCO's distribution system during the first nine months of 1994.

     Taxes, Other than Federal Income. Taxes, other than Federal income decreased $2.2 million, or 6%, during the first nine months of 1995 when compared to the first nine months of 1994 due primarily to a decrease in ad valorem taxes partially offset by an increase in state franchise taxes and gross receipts taxes.

     Federal Income Taxes. Federal income taxes increased $1.2 million, or 4%, to $35.3 million during the first nine months of 1995 from $34.0 million during the first nine months of 1994 due primarily to higher pre-tax income, partially offset by prior year tax adjustments. See NOTE 6. Federal Income Taxes for additional information related to the tax adjustments.

     Other Income and Deductions - Other. Other income and deductions - other decreased $1.5 million during the first nine months of 1995 when compared to the first nine months of 1994 due primarily to an adjustment to reallocate parent company tax benefits. See NOTE 6. Federal Income Taxes for additional information related to this tax adjustment.

     Interest on Short-Term Debt and Other. Interest expense on short-term debt and other increased $2.6 million, or 48%, during the first nine months of 1995 when compared to the first nine months of 1994 due primarily to higher levels of short-term debt outstanding at higher short-term interest rates.

     Allowance for Equity and Borrowed Funds Used During
Construction. AFUDC increased $4.2 million during the first nine months of 1995 when compared to the first nine months of 1994 due primarily to increased CWIP balances accruing AFUDC and a prior period true-up.





                  WEST TEXAS UTILITIES COMPANY




                 PART I.  FINANCIAL INFORMATION.

                 Item 1.  Financial Statements.

                         WEST TEXAS UTILITIES COMPANY

                            STATEMENTS OF INCOME
                                 (Unaudited)


                                      Three Months Ended     Nine Months Ended
                                         September 30,         September 30,
                                        1995      1994        1995       1994
                                                     (Thousands)

ELECTRIC OPERATING REVENUES           $ 87,178  $109,348    $245,148   $275,683

OPERATING EXPENSES AND TAXES
  Fuel                                  29,963    32,609      90,891    103,337
  Purchased power                        4,373     2,386       8,198      4,424
  Other operating                        2,959    17,603      34,520     50,939
  Maintenance                            3,133     3,679      10,130     11,465
  Depreciation and amortization          8,147     7,904      24,264     23,561
  Taxes, other than Federal income       6,108     5,773      17,448     16,933
  Federal income taxes                   2,063    11,407       6,183     15,592
                                        56,746    81,361     191,634    226,251

OPERATING INCOME                        30,432    27,987      53,514     49,432

OTHER INCOME AND DEDUCTIONS
  Allowance for equity funds used
    during construction                    150        67         260         70
  Other                                   (618)      609         316      1,708
                                          (468)      676         576      1,778

INCOME BEFORE INTEREST CHARGES          29,964    28,663      54,090     51,210

INTEREST CHARGES
  Interest on long-term debt             5,297     4,744      15,435     13,871
  Interest on short-term debt and
    other                                  833       746       2,987      2,532
  Allowance for borrowed funds used
    during construction                   (187)      (98)       (512)      (202)
                                         5,943     5,392      17,910     16,201

NET INCOME                              24,021    23,271      36,180     35,009

  Preferred stock dividends                 66        84         198        386

NET INCOME FOR COMMON STOCK           $ 23,955  $ 23,187    $ 35,982   $ 34,623








           The accompanying notes to financial statements as they relate to WTU are an integral part of these statements.

                         WEST TEXAS UTILITIES COMPANY

                                BALANCE SHEETS

                                                   September 30,  December 31,
                                                      1995           1994
                                                   (Unaudited)
ASSETS                                                    (Thousands)

 ELECTRIC UTILITY PLANT
     Production                                     $  427,804     $  427,736
     Transmission                                      195,452        194,402
     Distribution                                      318,339        308,905
     General                                            82,617         73,938
     Construction work in progress                      32,385         23,257
                                                     1,056,597      1,028,238
  Less - Accumulated depreciation
     and amortization                                  383,317        364,383
                                                       673,280        663,855

CURRENT ASSETS
     Cash                                                3,784          2,501
     Accounts receivable                                28,489         23,165
     Materials and supplies, at average cost            16,807         16,519
     Fuel inventory,  at average cost                    8,180          9,229
     Coal inventory, at LIFO cost                       10,664          6,442
     Accumulated deferred income taxes                   5,048          3,068
     Prepayments and other                               2,854          1,091
                                                        75,826         62,015

DEFERRED CHARGES AND OTHER ASSETS
     Deferred Oklaunion costs                           26,298         26,914
     Restructuring charges related regulatory asset     13,213             --
     Other                                              29,214         26,111
                                                        68,725         53,025

                                                    $  817,831     $  778,895















         The accompanying notes to financial statements as they relate to WTU are an integral part of these statements.

                         WEST TEXAS UTILITIES COMPANY

                                BALANCE SHEETS

                                                   September 30,  December 31,
                                                      1995            1994
                                                   (Unaudited)
CAPITALIZATION AND LIABILITIES                              (Thousands)

CAPITALIZATION
    Common stock:   $25 par value                     $137,214       $137,214
       Authorized shares:   7,800,000
       Issued and Outstanding shares:   5,488,560
    Paid-in capital                                      2,236          2,236
    Retained earnings                                  141,486        132,504
       Total Common Stock Equity                       280,936        271,954
     Preferred stock                                     6,291          6,291
     Long-term debt                                    249,518        210,047
       TOTAL CAPITALIZATION                            536,745        488,292

CURRENT LIABILITIES
     Long-term debt due within twelve months               650            650
     Advances from affiliates                           12,232         46,315
     Accounts payable                                   24,657         35,407
     Accrued taxes                                       8,786          7,452
     Accrued interest                                    7,881          4,394
     Over-recovered fuel costs                           8,159          1,586
     Refund due customers                               22,335             --
     Other                                               3,192          2,743
                                                        87,892         98,547

DEFERRED CREDITS
     Accumulated deferred income taxes                 143,385        146,146
     Investment tax credits                             30,891         31,882
     Income tax related regulatory liabilities, net     14,215          9,217
     Other                                               4,703          4,811
                                                       193,194        192,056

                                                      $817,831       $778,895













         The accompanying notes to financial statements as they relate to WTU are an integral part of these statements.

                         WEST TEXAS UTILITIES COMPANY

                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                                         Nine Months Ended
                                                            September 30,
                                                         1995          1994
OPERATING ACTIVITIES                                        (Thousands)
     Net Income                                      $   36,180     $   35,009
     Non-cash Items Included in Net Income
         Depreciation and amortization                   25,288         24,925
         Deferred income taxes and investment tax
           credits                                         (734)         3,298
         Regulatory asset established for previously
           incurred Restructuring charges               (13,213)            --
         Allowance for equity funds used during
           construction                                    (260)           (70)
     Changes in Assets and Liabilities
         Accounts receivable                             (5,324)           827
         Accounts payable                               (10,816)       (31,087)
         Accrued taxes                                    1,334          4,093
         Over- and under-recovered fuel costs             6,573            (72)
         Accrued restructuring charges                     (388)        (3,282)
         Refunds due customers                           22,335             --
         Other                                           (1,997)        (6,772)
                                                         58,978         26,869

INVESTING ACTIVITIES
     Construction expenditures                          (31,931)       (29,844)
     Other                                               (1,841)        (1,054)
                                                        (33,772)       (30,898)

FINANCING ACTIVITIES
     Proceeds from issuance of long-term debt            39,411         39,354
     Reacquisition of long-term debt                     (2,053)       (12,127)
     Retirement of preferred stock                           --         (4,700)
     Change in advances from affiliates                 (34,083)         2,977
     Payment of dividends                               (27,198)       (20,454)
                                                        (23,923)         5,050

NET CHANGE IN CASH AND CASH EQUIVALENTS                   1,283          1,021
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          2,501            706
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $    3,784     $    1,727

SUPPLEMENTARY INFORMATION
     Interest paid less amounts capitalized          $   12,548     $   11,511
     Income taxes paid                               $   14,155     $   12,720







          The accompanying notes to financial statements as they relate to WTU are an integral part of these statements.

                  WEST TEXAS UTILITIES COMPANY

RESULTS OF OPERATIONS

COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 1995 AND 1994

     Net Income for Common Stock. Net income for common stock increased 3% to $24.0 million during the third quarter of 1995 from $23.2 million in the third quarter of 1994. This increase was due primarily to lower other operating expense as well as the initial effects of the WTU Settlement and Agreement. See NOTE 2. Litigation and Regulatory Proceedings for information related to the WTU Settlement and Agreement.

     Electric Operating Revenues. Electric operating revenues decreased 20% in the third quarter of 1995 as compared to the third quarter of 1994. The decrease was attributable primarily to the recording of a $21 million reserve for a base rate refund pursuant to the WTU Settlement and Agreement. Under the WTU Settlement and Agreement, WTU is providing customers a one-time base rate refund of $21 million during the billing months of October and November 1995. Excluding the effects of the provision for base rate refund, electric operating revenues remained stable for the third quarter of 1995 as compared to the third quarter of 1994.

     Fuel. Fuel expense decreased $2.6 million, or 8%, during the third quarter of 1995 as compared to the third quarter of 1994 due primarily to a decrease in average unit fuel costs to $1.55 per Mmbtu in 1995 from $1.65 per Mmbtu in 1994. The decrease in unit fuel costs resulted from a decrease in the per unit cost of natural gas, which was due to lower spot gas market prices.

     Purchased Power. Purchased power increased $2.0 million during the third quarter of 1995 as compared to the third quarter of 1994 primarily as a result of additional energy purchases made during the third quarter of 1995 required to serve the increased load resulting from the addition of a wholesale customer and increased economy purchases.

     Other Operating. Other operating expenses decreased $14.6 million, or 83%, during the third quarter of 1995 as compared to the third quarter of 1994. The decrease was primarily due to recording a $13.2 million regulatory asset in accordance with the WTU Settlement and Agreement for previously recorded costs associated with the Restructuring as well as the accrual in 1994 of additional expenses related to the estimated costs of the Restructuring.

     Federal Income Taxes. Federal income taxes decreased $9.3 million, or 82%, during the third quarter of 1995 as compared to the third quarter of 1994 due primarily to a reduction of $6.9 million of deferred income taxes in accordance with the WTU Settlement and Agreement and lower pre-tax income.

     Other Income and Deductions - Other. Other income and deductions - other decreased $1.2 million in the third quarter of 1995 as compared to the third quarter of 1994 due primarily to an adjustment to reallocate parent company tax benefits. See NOTE
6. Federal Income Taxes for additional information related to this tax adjustment.

     Interest on Long-Term Debt. Interest charges on long-term debt increased 12% to $5.3 million during the third quarter of 1995 from $4.7 million in the third quarter of 1994 due to higher levels of long-term debt outstanding.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

     Net Income for Common Stock. Net income for common stock increased 4% to $36.0 million during the first nine months of 1995 from $34.6 million in the first nine months of 1994. The increase was due primarily to decreased other operating and maintenance expenses as well as the initial effects of the WTU Settlement and Agreement. See NOTE 2. Litigation and Regulatory Proceedings for information related to the WTU Settlement and Agreement.

     Electric Operating Revenues. Electric operating revenues decreased $30.5 million, or 11%, in the first nine months of 1995 as compared to the first nine months of 1994. This decrease was attributable primarily to the recording of a $21 million reserve for a base rate refund pursuant to the WTU Settlement and Agreement. Under the WTU Settlement and Agreement, WTU is providing customers a one-time base rate refund of $21 million during the billing months of October and November 1995.
Excluding the effects of the provision for base rate refund, electric operating revenues decreased 3% due primarily to an 8% decrease in fuel revenues related to the lower average unit fuel prices as discussed below.

     Fuel. Fuel expense decreased $12.4 million, or 12%, for the first nine months of 1995 as compared to the first nine months of 1994 due primarily to a 7% decrease in average unit fuel costs from $1.91 per Mmbtu in 1994 to $1.77 per Mmbtu in 1995. The decrease in unit fuel costs was due primarily to lower spot gas market prices.

     Purchased Power. Purchased power increased $3.8 million during the first nine months of 1995 when compared to the first nine months of 1994 primarily as a result of additional energy purchases made during the third quarter of 1995 required to serve the increased load resulting from the addition of a wholesale customer and from increased economy purchases.

     Other Operating. Other operating expenses decreased $16.4 million, or 32%, in the first nine months of 1995 as compared to the first nine months of 1994 due primarily to the recognition of a $13.2 million regulatory asset in accordance with the WTU Settlement and Agreement for previously recorded charges associated with the Restructuring as well as the accrual of additional expenses in 1994 related to the estimated costs of the Restructuring.

     Maintenance. Maintenance expenses decreased by $1.3 million, or 12%, during the first nine months of 1995 as compared to the first nine months of 1994. This decrease was due primarily to higher transmission and distribution substation maintenance expenses incurred as a result of substation transformer failures which occurred in 1994 but not in 1995.

     Federal Income Taxes. Federal income taxes decreased $9.4 million, or 60%, during the first nine months of 1995 as compared to the first nine months of 1994 due primarily to the reduction of $6.9 million of deferred income taxes in accordance with the WTU Settlement and Agreement, prior year tax adjustments and lower pre-tax income. See NOTE 6. Federal Income Taxes for additional information related to the tax adjustments.

     Other Income and Deductions - Other. Other income and deductions - other decreased $1.4 million during the first nine months of 1995 as compared to the first nine months of 1994 due primarily to an adjustment to reallocate parent company tax benefits. See NOTE 6. Federal Income Taxes for additional information related to this tax adjustment.

     Interest on Long-Term Debt. Interest charges on long-term debt increased 11% to $15.4 million during the first nine months of 1995 from $13.9 million in the first nine months of 1994 due to higher levels of long-term debt outstanding.

           NOTES TO THE CONDENSED FINANCIAL STATEMENTS





                  INDEX TO APPLICABLE NOTES TO
               FINANCIAL STATEMENTS BY REGISTRANT


Note 1    Principles of Preparation                CSW, CPL, PSO, SWEPCO, WTU

Note 2    Litigation and Regulatory Proceedings    CSW, CPL, SWEPCO, WTU

Note 3    Dividends                                CSW, CPL, PSO, SWEPCO, WTU

Note 4    CSW Earnings and Dividends Per Share of  CSW
           Common Stock

Note 5    Commitments and Contingent Liabilities   CSW, CPL, PSO, SWEPCO

Note 6    Federal Income Taxes                     CSW, CPL, PSO, SWEPCO, WTU

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.  Principles of Preparation

     The condensed financial statements of the Registrants included herein have been prepared by each Registrant pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although each Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's combined Annual Report on Form 10-K for the year ended December 31, 1994 and the Combined Quarterly Reports on Form 10-Q for the quarters ended March 31, 1995 and June 30, 1995.

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

2.  Litigation and Regulatory Proceedings

     See the Registrants' combined Annual Report on Form 10-K for the year ended December 31, 1994 and Combined Quarterly Reports on Form 10-Q for the quarters ended March 31, 1995 and June 30, 1995 for additional discussion of litigation and regulatory proceedings. Reference is also made to Part II-OTHER INFORMATION-Item 1. Legal Proceedings for additional discussion of litigation matters.

CPL Rate Proceedings
Dockets No. 12820 and 13126
     On April 5, 1995, CPL reached an agreement in principle with other parties to pending regulatory proceedings involving base rate, fuel and prudence issues relating to STP. On May 16, 1995, CPL filed the CPL 1995 Agreement with the Texas Commission. Pursuant to the CPL 1995 Agreement, base rate refunds, fuel refunds and the reduction of CPL's fuel factors were implemented on an interim basis during the summer of 1995. Under the CPL 1995 Agreement, CPL provided customers a one-time base rate refund of $50 million. In addition, CPL refunded approximately $30 million in over-recovered fuel costs through April 1995. Furthermore, CPL did not charge customers for $62.25 million in replacement power costs and related interest primarily associated with the 1993-1994 STP outage. The CPL 1995 Agreement did not result in any ongoing change in base rate levels and provided that there would be no new rate review requests filed prior to September 28, 1995. CPL also reduced its fuel factors, effective in July 1995, by approximately $55 million on an annual basis due to projections of lower fuel costs. Hearings on the CPL 1995 Agreement were held on July 19, 1995, and the final written Texas Commission order approving the CPL 1995 Agreement was received on October 4, 1995.

     Details of the items in the CPL 1995 Agreement and the estimated 1995 total earnings impact for CPL including certain accounting provisions, are set forth in the table below:

                                       Pre-tax  After-tax
                                          (millions)

      Base rate refund                  $(50.0)   $(32.5)
      Fuel disallowance                  (62.3)    (40.5)
      Wholesale fuel refund               (3.2)     (2.1)
      Current flowback of excess
        deferred Federal income taxes     34.3      34.3
      Capitalization of previously
        expensed Restructuring and
        rate case costs                   27.6      17.9
      Recognition of factoring income     16.1      10.5
      Amortization, interest and other    (6.6)     (4.4)

CPL Rate Review Request
     On November 6, 1995, CPL filed with the Texas Commission a request to increase its base rates by $71 million and reduce its annual retail fuel factors by $17 million. The net effect of these proposals is an increase of $54 million or 4.6% of total retail revenues on an annual basis. CPL is not seeking interim rate relief but reserves its right to implement bonded rates in May 1996, the earliest date provided by law. CPL also is seeking to reconcile $229 million of fuel costs incurred during the period July 1, 1994 through June 30, 1995. If the requested increase and other treatments are approved, CPL will commit to not increasing its base rates prior to January 1, 2001, subject to certain force majeure events. A final decision on the rate request is anticipated from the Texas Commission in the fourth quarter of 1996.

     CPL is requesting this review as a result of its increasing costs since 1991, including the effects of the expiration of the Mirror CWIP liability amortization at the end of 1995, which occurs in accordance with the original liability amortization schedule agreed upon in the settlement of its rate cases in 1990 and 1991. Also included in the request are CPL's proposals to accelerate recovery of nuclear and regulatory assets as a way to proactively address certain assets that could become "stranded" in a more competitive environment.

CPL Deferred Accounting
     CPL was granted deferred accounting treatment for certain STP Unit 1 and 2 costs by Texas Commission orders issued in October 1990 and December 1990, respectively. In 1994, the Supreme Court of Texas sustained deferred accounting as an appropriate mechanism for the Texas Commission to use in preserving the financial integrity of CPL, but remanded CPL's case to the Court of Appeals to consider certain substantial evidence points of error not previously decided by the Court of Appeals given its prior determinations. On August 16, 1995, the Court of Appeals rendered its opinion in the remand proceeding and affirmed the Texas Commission's order in all respects.

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

     If CPL's deferred accounting matters are not favorably resolved, CSW and CPL could experience a material adverse effect on their respective results of operations and financial condition. While CPL's management is unable to predict the ultimate outcome of these matters, management believes CPL will receive approval of its deferred accounting orders or will be successful in renegotiation of its rate orders, so that there will be no material adverse effect on CSW's or CPL's results of operation or financial condition

     For additional information on CPL's deferred accounting proceedings, see CSW's and CPL's combined Annual Report on Form 10-K for the year ended December 31, 1994 and Combined Quarterly Report on Form 10-Q for the quarters ended March 31, 1995 and June 30, 1995.

CPL Civil Penalties
     In October 1995, the NRC notified HLP of a Notice of Violation and proposed penalties totaling $160,000 related to events that occurred at STP in May 1992. The Notice of Violation and penalties reflect the NRC's belief that certain STP employees were terminated as a result of raising safety concerns with the NRC. The Notice of Violation was the result of a Department of Labor decision and order in April 1995 and is awaiting final action by the Secretary of Labor. HLP is not required to reply to the NRC's Notice of Violation or pay the penalties pending the Secretary of Labor's final decision. The NRC indicated that the proposed civil penalties reflect minimum penalties allowed because of improvements made to the STP Employee Concerns Program since 1992. CPL's share of any penalty that is ultimately paid would be approximately 25%, reflecting its ownership interest in STP.

SWEPCO Fuel Factor Proceedings
Docket No. 14819
     On October 6, 1995, SWEPCO filed a petition, designated as Docket No. 14819, with the Texas Commission to revise its fixed fuel factors for the recovery of fuel and purchased power costs. SWEPCO is experiencing an over-recovery of fuel costs based on its current factors which became effective in July 1994. SWEPCO is proposing to revise its fixed fuel factors with the first billing cycle of January 1996. If approved, the proposed fixed fuel factors would decrease SWEPCO's fuel and purchased power revenues by approximately $4.8 million on an annual basis.

     SWEPCO also requested authority to make an interim refund of $7.1 million of cumulative over-recovery of fuel and purchased power costs that existed as of June 1995. SWEPCO anticipates receiving a final order in the fourth quarter of 1995.

WTU Regulatory Proceedings
Rate Proceeding Docket No. 13369, Appeal of Docket No. 7510 and Deferred Accounting Proceeding No. 13949
     WTU had been the subject of several regulatory matters. Such matters, which covered a variety of issues, included the following: (i) current rate proceeding and fuel reconciliation before the Texas Commission in Docket No. 13369; (ii) Writ of Error to the Supreme Court of Texas - review of WTU's 1987 Texas rate case on Docket No. 7510; and (iii) the Texas Commission's proceeding on remand in Docket No. 13949 regarding deferred accounting treatment for Oklaunion Power Station Unit No. 1 originally authorized in the Texas Commission's Docket No. 7289.

     On September 6, 1995, WTU announced that it had entered into a settlement in principle with major parties to settle these pending regulatory proceedings. On September 25, 1995, the WTU Settlement and Agreement was filed with the Texas Commission in Docket No. 13369. The WTU Settlement and Agreement has been signed by ten of the twelve parties, and the two non-signing parties have not contested the WTU Settlement and Agreement.

     The WTU Settlement and Agreement is a unified package that includes: (i) a Texas retail base rate reduction of approximately $13.5 million effective retroactive to October 1, 1994 (approximately $5.7 million of which has been in effect since that time on an interim basis); (ii) a $21 million retail refund which is not attributed to any specific causes but is inclusive of all claims related to the three dockets and the retroactive base rate reduction impact; (iii) reduced fixed fuel factors of approximately 2%; (iv) various rate and accounting treatments including a reasonable return on equity for WTU of 11.375%; and (v) a retail base rate freeze until October 1, 1998, subject to certain force majeure provisions.

     The WTU Settlement and Agreement is expected to impact WTU's results of operations for the next several years, reducing annual earnings by approximately $8 million after-tax beginning in 1996.
Details of the items with significant earnings impact, including certain accounting treatments, are set forth in the table below for 1995 and 1996:
                                           1995                1996
                                     Pre-tax  After-tax  Pre-tax  After-tax
                                      (millions)

Refund to retail customers           $(21.0)   $(13.7)    $  --     $  --
Effect of retail rate reduction        (1.7)     (1.1)     (7.6)     (4.9)
Current flowback of property
  related excess deferred federal
  income taxes                          6.9       6.9        --        --
Five year flowback of non-property
  related excess deferred Federal
  income taxes                          0.1       0.1       0.5       0.5
Capitalization and amortization of
  previously expensed Restructuring
  costs                                13.2       8.6      (1.9)     (1.2)
Accelerated amortization of
  deferred Oklaunion plant costs
  (accelerated from the remaining
  31 to 7 years)                         --        --      (2.9)     (2.3)
Other amortization                     (0.2)     (0.1)     (0.8)     (0.5)

     The WTU Settlement and Agreement also eliminated several significant risks that have been the subject of regulatory proceedings relating to deferred accounting and rates and will enable WTU's rates to remain at competitive levels for the foreseeable future. Notwithstanding the anticipated adverse impact on WTU's future results of operations, management believes that it was prudent to accept the WTU Settlement and Agreement in light of the uncertainty and expense of otherwise pursuing the pending regulatory proceedings.

     On September 27, 1995, the ALJs issued an interim order in Docket No. 13369 finding that beginning with the October 1995 billing month, interim implementation of the proposed rate reduction, refund and reduced fuel factors was appropriate. In addition, the ALJs approved on an interim basis, tariffs implementing the WTU Settlement and Agreement subject to refund or surcharge pending final order of the Texas Commission. On November 9, 1995, the Texas Commission voted to approve the order implementing the WTU Settlement and Agreement. The parties will now seek to have the appeal of Docket No. 7510, currently before the Supreme Court of Texas, remanded to the Texas Commission to obtain an order consistent with the WTU Settlement and Agreement.

     For additional information regarding WTU's regulatory matters, see CSW's and WTU's combined Annual Report on Form 10-K for the year ended December 31, 1994, Combined Quarterly Reports on Form 10-Q for the quarters ended March 31, 1995 and June 30, 1995 and combined Current Reports on Form 8-K dated July 10, 1995 and September 6, 1995.

3.  Dividends

     The Electric Operating Companies' mortgage indentures, as amended and supplemented, contain certain restrictions on the use of their retained earnings for cash dividends on their common stock. These restrictions do not limit the ability of CSW to pay dividends to its shareholders. At September 30, 1995, approximately $1.5 billion of the subsidiary companies' retained earnings were available for payment of cash dividends by such subsidiaries to CSW. At September 30, 1995, the amount of retained earnings available for payment of cash dividends to CSW by the Electric Operating Companies was as follows:

CPL - $754 million   PSO - $160 million   SWEPCO - $324 million
                     WTU - $141 million

4.  CSW Earnings and Dividends Per Share of Common Stock

     Earnings per share of common stock are computed by dividing net income for common stock by the average number of common shares outstanding for the respective periods. Dividends per common share reflect per share amounts paid during the periods.

5.  Commitments and Contingent Liabilities

Termination of El Paso Merger
     For information regarding the commitments and contingent liabilities relating to the termination of the Merger, reference is made to PART II - OTHER INFORMATION-Item 1. Legal
Proceedings.

Environmental Matters
     For information regarding environmental matters, reference is made to PART II - OTHER INFORMATION-Item 5. Other
Information.

CSWE Projects and Commitments
     CSWE, a wholly owned subsidiary of CSW, is authorized to develop various independent power and cogeneration facilities and to own and operate such non-utility projects, subject to regulatory approval. The table below summarizes CSWE's participation in projects:


                                    Capacity   Commercial
                                    (in Mw)    Operation  Ownership  Thermal
Project           Location        Total  Sold     Date    Interest    Host             Host Utility

Orange Cogen     Polk County, FL   103    97   June 1995     50%    Orange Juice  Florida Power Corporation
                                                                      Processor   Tampa Electric Company
Ft. Lupton       Ft. Lupton, CO    272   272   June 1994     50%     Greenhouse   Public Service Company
                                                                                    of Colorado
Mulberry         Polk County, FL   117   110   August 1994   50%      Distilled   Florida Power Corporation
                                                                     Water Plant
Brush II         Brush, CO          68    68   January 1994  47%     Greenhouse   Public Service Company
                                                                                    of Colorado
Phillips Sweeny  Sweeny, TX        300    90*  April 1998    50%      Refinery    Undetermined*

*The Phillips Sweeney project has the unexercised option to sell 90 Mw of capacity to Phillips Petroleum Company.

     CSW and CSWE have provided loans and other credit support to these projects and certain development partnerships.  The
following table summarizes the investment and commitments in the projects at September 30, 1995:
                                            Letters of Credit
           Project                  Equity    and Guarantees    Loans
                                               (millions)

      Orange Cogen                               $  4.6        $ 104.4
      Ft. Lupton                    $ 44.0         57.0
      Mulberry                                     74.7
      Phillips Sweeny                               3.0
      Various developmental projects                9.0           50.0

     CSWE has provided construction services to the Mulberry cogeneration facility through Dev-I, a wholly owned subsidiary of CSWE. Additionally, Dev-I entered into a fixed price contract of $14 million to construct the Mulberry thermal host. At September 30, 1995, the thermal host was substantially completed for an aggregate cost of approximately $43 million. On November 2, 1995, CSWE reached an agreement and settlement with its business partner regarding the $29 million cost overruns for the Mulberry thermal host. These negotiations also resulted in a change in the business partner for the Mulberry and Orange project. Under the terms of the settlement, the newly admitted partner paid to CSWE 50%, or $52.2 million, of the outstanding obligations of the Orange facility and assumed 50%, or $2.3 million, of the Letters of Credit and guarantees of the project. Concurrently, CSWE contributed as partners capital the remaining debt of $52.2 million to Orange Cogeneration. On the same date, the Mulberry project obtained term financing and CSWE's credit support was reduced from $74.7 million to $32.3 million.

CPL's Nuclear Insurance
     In connection with the licensing and operation of STP, the owners have purchased the maximum limits of nuclear liability insurance, as required by law, and have executed indemnification agreements with the NRC in accordance with the financial protection requirements of the Price-Anderson Act.

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

     CPL purchases, for its own account, a NEIL I Business Interruption and/or Extra Expense policy. This insurance will reimburse CPL for extra expenses incurred, up to $1.3 million per week, for replacement generation or purchased power as the result of a covered accident that shuts down production at STP for more than 21 weeks. The maximum amount recoverable for Unit 1 is $86.0 million and for Unit 2 is $86.0 million. CPL is subject to an additional assessment up to $1.6 million for the current policy year in the event that losses as a result of a covered accident at a nuclear facility insured under the NEIL I policy exceeds the accumulated funds available under the policy.

     On August 28, 1994, CPL filed a claim under the NEIL I policy relating to the 1993 - 1994 outage at STP Units 1 and 2.
NEIL is currently reviewing the claim. CPL management is unable to predict the ultimate outcome of this matter.

PSO's PCB Cases
     For information regarding the commitments and contingent liabilities relating to the PSO's PCB cases, reference is made to
PART II - OTHER INFORMATION-Item 1.  Legal Proceedings.

SWEPCO's Henry W. Pirkey Power Plant
     In connection with the lignite mining contract for its Henry
W. Pirkey Power Plant, SWEPCO has agreed, under certain conditions, to assume the obligations of the mining contractor. As of September 30, 1995, the maximum SWEPCO would have to assume is $72.5 million. The maximum amount may vary as the mining contractor's need for funds fluctuates. The contractor's actual obligation outstanding as of September 30, 1995 was approximately $61.1 million.

6.  Federal Income Taxes

     CSW files a consolidated Federal income tax return and participates in a tax sharing agreement with its subsidiaries. Total income taxes (income taxes included in Operating Expenses and Taxes as well as Other Income and Deductions) differ from the amounts computed by applying the statutory income tax rates to income before taxes for a number of reasons. The tax implications of the CPL 1995 Agreement and the WTU Settlement and Agreement whereby the flowback of unprotected excess deferred income taxes was accelerated contributed to the difference as did adjustments that were made to eliminate tax obligations that no longer exist. These differences, as well as other differences between the statutory rate and the effective tax rate, are as follows:

                              Three Months      Nine Months
                                 Ended             Ended
                               September    %    September     %
                               30, 1995           30, 1995

CSW                                    ($ in millions)
Tax at statutory rates           $103.3   35.0%    $147.1     35.0%
Differences:
   Amortization of ITC             (4.0) (1.4)%     (11.0)    (2.6)%
   Mirror CWIP                     (2.7) (0.9)%      (8.1)    (1.9)%
   CPL 1995 Agreement                --     --%     (34.3)    (8.2)%
   WTU Settlement and Agreement    (6.9) (2.3)%      (6.9)    (1.6)%
   Tax balance adjustments           --     --%     (23.4)    (5.6)%
   Prior period adjustments/Other  (3.7)   (1.2)     (0.7)    (0.1)%
                                  $86.0    29.2%    $62.7     15.0%

                              Three Months      Nine Months
                                 Ended             Ended
                               September    %    September     %
                               30, 1995           30, 1995

CPL                                      ($ in thousands)
Tax at statutory rates           $42,182  35.0%   $62,424     35.0%
Differences:
   Amortization of ITC            (1,447) (1.2)%   (4,342)    (2.4)%
   Mirror CWIP                    (2,711) (2.2)%   (8,132)    (4.6)%
   CPL 1995 Agreement                 --     --%  (34,289)   (19.2)%
   Tax balance adjustments            --     --%  (12,893)    (7.3)%
   Other                             258    0.2%    1,341      0.8%
                                 $38,282   31.8%   $4,109      2.3%

PSO                                       ($ in thousands)
Tax at statutory rates           $27,243   35.0%  $38,741     35.0%
Differences:
   Amortization of ITC              (697)  (0.9)%  (2,092)    (1.9)%
   Tax balance adjustments            --     --%   (3,624)    (3.3)%
   Adjustment for allocation of
     parent company tax benefits   1,264    1.6%    1,264      1.1%
   Prior period adjustments/Other   (656)  (0.8)%  (2,243)    (1.9)%
                                 $27,154   34.9%  $32,046     29.0%

SWEPCO                                   ($ in thousands)
Tax at statutory rates           $25,246   35.0%  $47,925     35.0%
Differences:
   Amortization of ITC            (1,552)  (2.1)%  (3,590)    (2.6)%
   Tax balance adjustments            --     --%   (6,253)    (4.6)%
   Adjustment for allocation of
     parent company tax benefits   2,342    3.2%    2,342      1.7%
   Other                          (2,378)  (3.3)%  (5,565)    (4.0)%
                                 $23,658   32.8%   34,859     25.5%

WTU                                      ($ in thousands)
Tax at statutory rates            $9,458   35.0%  $15,029     35.0%
Differences:
   Amortization of ITC              (330)  (1.2)%   (991)    (2.3)%
   WTU Settlement and Agreement   (6,859) (25.4)% (6,859)   (16.0)%
   Tax balance adjustments            --     --%    (663)    (1.5)%
   Adjustment for allocation of
     parent company tax benefits   1,247    4.6%   1,247       2.9%
   Other                            (514)  (1.9)% (1,004)     (2.4)%
                                  $3,002   11.1%  $6,759      15.7%

Item  2.   Management's  Discussion  and  Analysis  of  Financial
           Condition and Results of Operations

     Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Registrants' combined Annual Report on Form 10-K for the year ended December 31, 1994 and Combined Quarterly Reports on Form 10-Q for the quarters ended March 31, 1995 and June 30, 1995. Reference is also made to each Registrant's unaudited Financial Statements and related Notes to Financial Statements included herein. The information included therein should be read in conjunction with, and is essential in understanding, the following discussion and analysis.

Results of Operations

     Reference is made to PART I-FINANCIAL INFORMATION - Item 1.
Financial Statements for each of the Registrants' Results of Operations.

Capital Requirements, Liquidity and Financing

Construction and Capital Expenditures
     Construction expenditures for the CSW System for the nine months ended September 30, 1995 were $335 million. Such expenditures for the Electric Operating Companies totaled $112.9 million, $70.9 million, $79.3 million and $31.9 million, for CPL, PSO, SWEPCO and WTU, respectively. Construction expenditures for the CSW System were primarily for improvements to existing production, transmission and distribution facilities, as well as enhancements by Transok of existing gas gathering and transmission systems. The improvements are required to meet the needs of new customers and to satisfy the changing requirements of existing customers. The CSW System anticipates that the majority of all funds required for construction for the remainder of the year will be provided from internal sources.

Short-Term Financing
     The CSW System uses short-term debt to meet fluctuations in working capital requirements and other interim capital needs.
The Registrants, together with other members of the CSW System, have established a money pool to coordinate short-term borrowings and to make borrowings outside the money pool through CSW's issuance of commercial paper. As of September 30, 1995, CSW had two revolving credit facilities totaling $1.2 billion to back up its commercial paper program.

Long-Term Financing
     The CSW System is committed to maintaining financial flexibility by maintaining a strong capital structure and favorable securities ratings which help to assure future access to capital markets when required. CSW, in order to strengthen its capital structure and support growth from time to time, may issue additional shares of its common stock. At September 30, 1995, the capitalization ratios of each of the Registrants were as follows:
                         Common     Preferred   Long-Term
                         Equity       Stock        Debt
            CSW           49%          5%          46%
            CPL           45%          8%          47%
            PSO           56%          2%          42%
            SWEPCO        52%          4%          44%
            WTU           52%          1%          47%

CPL Financings
     On July 19, 1995, CPL sold to underwriters $200 million of 6
5/8% FMB, Series KK, due July 1, 2005. The proceeds were principally used to redeem $139.2 million of 9 3/8% FMB, Series

Z, due December 1, 2019. The remainder of the proceeds were used to repay short-term debt, to provide working capital and for other general corporate purposes.

     On July 27, 1995, CPL sold to underwriters $100.6 million of 6.1% PCRB, Series 1995, due July 1, 2028. The proceeds were used to redeem two separate outstanding PCRB issues, $68.9 million of 10 1/8%, Series 1984 PCRB, due October 15, 2014 and $31.8 million of 9 3/4%, Series U FMB (secures Series 1985A collateralized
PCRB), due July 1, 2015.

     On November 2, 1995, CPL sold to underwriters $40.9 million of floating rate PCRB, Series 1995, due November 1, 2015. The initial rate for the Series 1995 Bonds was set in a daily mode at 3.60%. The new bonds are enhanced by a letter of credit. The proceeds will be used to refund CPL's outstanding $7.4 million of 7 1/8%, Series 1974A, due June 1, 2004 and $33.5 million of 6%, Series 1977, due November 1, 2007.

WTU Financings
     On October 24, 1995, WTU sold to underwriters $80 million of 6 3/8% FMB, Series U, due October 1, 2005. The proceeds will be used for the December 1, 1995 scheduled redemption of $53.3 million of 9 1/4% FMB, Series O, due December 1, 2019, to repay short-term debt, to provide working capital and for other general corporate purposes.

SEEBOARD Tender Offer
     On November 6, 1995, CSW, indirectly through CSW (UK), announced its intention to commence a $2.52 billion cash tender offer in the United Kingdom for all of the outstanding shares of capital stock of SEEBOARD. Immediately following announcement of the tender offer, CSW (UK) commenced open market purchases of shares of SEEBOARD's capital stock. As of November 8, 1995, CSW
(UK) had acquired approximately 27% of the outstanding shares of capital stock of SEEBOARD. The tender offer has received the recommendation of SEEBOARD's board of directors and is conditioned upon the satisfaction, prior to closing, of certain customary conditions, including non-referral of the transaction to the Monopolies and Mergers Commission. Assuming the tender offer is successful and all necessary conditions are satisfied, CSW expects that the transaction will be consummated during the first quarter of 1996. The tender offer price is subject to reduction to reflect the distribution by SEEBOARD to its shareholders of its ownership interest in the National Grid Company.

     CSW has committed to contribute to CSW (UK) up to $850 million to complete the tender offer. CSW expects to obtain such funds through the proceeds of borrowings under a $850 million senior credit agreement entered into on November 6, 1995 for that purpose and through internally generated funds. Borrowings under the credit agreement are unsecured and mature on November 6, 2000, subject to prepayment by CSW at any time. As of November 9, 1995, CSW had notified the banks party to the credit agreement that it intended to borrow approximately $680 million under the credit agreement to fund, indirectly through CSW (UK), open market purchases of capital stock of SEEBOARD.

     CSW (UK) intends to obtain the remaining amounts necessary to complete the tender offer, approximately $1.67 billion, from capital contributions or loans to be made to CSW (UK) by its sole shareholder, CSW UK Investments, which has arranged a senior secured credit facility for that purpose. Neither CSW nor CSW International has guaranteed or otherwise has recourse for amounts borrowed by CSW UK Investments under the credit facility.

     SEEBOARD is a retail electric company headquartered in Crawley, West Sussex, and has a distribution territory that covers approximately 6,000 square miles and extends from the outlying areas of London to the English Channel. SEEBOARD serves approximately 2 million customers, approximately 80% of which are residential and commercial and approximately 20% of which are industrial. For the year ended March 31, 1995, SEEBOARD had electricity sales of 17.6 billion kwh and a profit before tax of approximately $224 million on revenues of approximately $1.9 billion. SEEBOARD is also involved in certain non-regulated activities, including electrical contracting and retailing, gas supply and electricity generation. CSW believes that SEEBOARD will be a positive addition to its existing business due to, among other reasons, its strong management, excellent financial characteristics and innovative growth strategies. The earnings of SEEBOARD have been converted into U.S. dollar amounts for illustrative purposes only at an exchange rate of 1.00 pound
= $1.5788, which was the prevailing rate of exchange at the close of business on November 3, 1995, the business day prior to the announcement of the tender offer.

Regulatory Matters
     Reference is made to  NOTE 2.  Litigation and Regulatory
Proceedings for a discussion of CPL, SWEPCO and WTU regulatory matters.

Competition
     Amendments to PURA, the legal foundation of electric regulation in Texas, became effective on September 1, 1995. Among other things, the amendments deregulate the wholesale bulk power market in ERCOT, permit pricing flexibility for utilities facing competitive challenges, provide for a market-driven integrated resource planning process and mandate comparable open access transmission service.

     PURA also requires that the Texas Commission adopt a rule on comparable open transmission access by March 1, 1996. In conjunction with this rulemaking proceeding (Docket No. 14045), Texas Commission Chairman Pat Wood issued a proposal on September 6, 1995, for the purpose of maximizing competition in the ERCOT wholesale bulk power market. The proposal calls for the functional unbundling of integrated utilities where distribution entities could purchase their power requirements from any generator or set of generators in ERCOT. Those generators which are currently regulated would be deregulated after provisions are in place to recover stranded costs. The proposal has been assigned to a separate proceeding (Docket No. 15000), but the Texas Commission has not yet developed a schedule for pursuing this docket. CSW expects this docket to provide the vehicle for the Texas Commission and other interested parties to develop positions on industry restructuring before the Texas Legislature convenes in January 1997.

Litigation Relating to Termination of El Paso Merger
     For information regarding the commitments and contingent liabilities relating to the termination of the Merger, reference is made to PART II-OTHER INFORMATION-Item 1. Legal Proceedings.

PART II - OTHER INFORMATION

     For background and earlier developments relating to Part II information reference is made to each Registrants' combined Annual Report on Form 10-K for the year ended December 31, 1994 and Combined Quarterly Reports on Form 10-Q for the quarters ended March 31, 1995 and June 30, 1995.

Item 1.  Legal Proceedings.

Litigation Relating to Termination of El Paso Merger
     In May 1993, CSW entered into a Merger Agreement pursuant to which El Paso would emerge from bankruptcy as a wholly owned subsidiary of CSW. El Paso is an electric utility company headquartered in El Paso, Texas, which had filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code on January 8, 1992.

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

     On June 9, 1995, following CSW's notification that it was terminating the Merger and withdrawing the Modified Third Amended Plan of Reorganization, El Paso filed the El Paso Suit against CSW in state district court in El Paso, Texas, claiming breach of contract, breach of duty of good faith and fair dealing, breach of fiduciary duty, business disparagement, tortious interference with contract and fraud in the inducement. El Paso's suit seeks a $25 million termination fee from CSW, certain costs related to the Modified Third Amended Plan of Reorganization, additional unspecified damages, punitive damages, interest as permitted by law, reasonable attorneys fees and court costs. On June 15, 1995, CSW filed suit against El Paso in the United States Bankruptcy Court in Austin, Texas seeking a $25 million termination fee from El Paso due to El Paso's breaches of the Merger Agreement, at least $3.6 million in rate case expenses incurred by CSW on behalf of El Paso related to state regulatory merger proceedings and a declaratory judgment that CSW properly terminated the Merger Agreement. CSW also removed the El Paso Suit from state district court to the United States Bankruptcy Court in El Paso, Texas and requested that the action be transferred to the United States Bankruptcy Court in Austin, Texas, the bankruptcy court that has jurisdiction over El Paso's bankruptcy case. The action has since been transferred to the United States Bankruptcy Court in Austin, Texas.

     On August 4, 1995, El Paso filed motions with the Austin bankruptcy court to remand the El Paso Suit back to the state district court in El Paso and abstain from hearing the CSW Suit. The bankruptcy court denied El Paso's motions, and in connection therewith the judge presiding over El Paso's bankruptcy proceeding recused himself from hearing the El Paso Suit and the CSW Suit. Both lawsuits have since been assigned to another judge of the United States Bankruptcy Court in Austin, Texas. A motion by CSW to consolidate the El Paso Suit and the CSW Suit is currently before the court. On October 19, 1995, El Paso filed motions (i) to withdraw the reference in the lawsuits from the United States Bankruptcy Court in Austin, Texas to the United States District Court for the Western District of Texas and (ii) to change venue in both lawsuits to the El Paso Division of the United States District Court for the Western District. No hearing has been set on these motions. CSW and El Paso have also recently filed separate status reports with the bankruptcy court. No trial date has been set for the lawsuits.

     CSW believes that it has substantial defenses to the El Paso
Suit and intends to defend the El Paso Suit, and to pursue the CSW Suit, vigorously. However, the outcome of the two lawsuits cannot presently be predicted.

CPL's Westinghouse Litigation
     CPL and other owners of STP are plaintiffs in a lawsuit filed in October 1990 in District Court in Matagorda County, Texas against Westinghouse seeking damages and other relief. The suit alleges that Westinghouse supplied STP with defective steam generator tubes that are susceptible to stress corrosion cracking. Westinghouse filed an answer to the suit in March 1992 denying the plaintiffs' allegations. A jury trial commenced on July 5, 1995 in Bay City, Texas.

     Inspections detected early indications of stress corrosion cracking in steam generator tubes at STP. Management believes the steam generator tubes will continue to deteriorate. The STP owners have received competitive bids for procurement of Unit 1 and Unit 2 replacement steam generators based on delivery in 1999, and have entered into specific negotiations with the selected vendor.

     A revised damages report (based on selected bid) prepared by experts for the STP owners estimates that the replacement of the STP Unit 1 and Unit 2 steam generators will cost approximately $258 million in 1995 dollars, of which CPL's share would be approximately 25%. The estimated replacement cost of $258 million does not include replacement power costs, additional operating expenses and other costs that are being sought from Westinghouse in the pending litigation. Recoverability of these amounts and the steam generator replacement costs from Westinghouse is uncertain. However, management believes that the ultimate resolution of this matter will not have a material adverse effect on CSW's or CPL's results of operations or financial condition.

PSO's Burlington Northern Transportation Contracts
     In June 1992, PSO filed suit in Federal District Court in Tulsa, Oklahoma, against Burlington Northern seeking declaratory relief under a long-term contract for the transportation of coal. In July 1992, Burlington Northern asserted counterclaims against PSO alleging that PSO breached the contract. The counterclaims sought damages in an unspecified amount. In December 1993, PSO amended its suit against Burlington Northern seeking damages and declaratory relief under federal and state antitrust laws. PSO and Burlington Northern filed motions for summary judgment on certain issues in the litigation. In March 1994, the court issued an order granting PSO's motions for summary judgment and denying Burlington Northern's motion. It was not necessary for the court to decide the federal and state antitrust claims raised by PSO. Judgment was rendered in favor of PSO by the United States District Court in May 1994. In June 1994, Burlington Northern appealed this judgment to the United States Court of Appeals for the Tenth Circuit. In April 1995, the Tenth Circuit entered an order reversing the District Court's decision in part and affirming the order in part. On May 2, 1995, PSO filed a petition for rehearing by the Tenth Circuit. The petition for rehearing was denied May 31, 1995 and the case was remanded to the District Court. Following remand of the case to the District Court, PSO reasserted its antitrust claims against Burlington Northern. Further proceedings are being conducted in the District Court on PSO's antitrust claims and Burlington Northern's contract counter claim. Management believes the ultimate resolution of this matter will not have a material adverse effect on CSW's or PSO's consolidated results of operations or financial condition.

PSO's Burlington Northern Arbitration
     In May 1994, in a related arbitration, an arbitration panel made an award favorable to PSO concerning basic transportation rates under the coal transportation contract described above, and concerning the contract mechanism for adjustment of future transportation rates. These arbitrated issues were not involved in the related lawsuit described above. Burlington Northern filed an action to vacate the arbitrated award in the District Court for Dallas County, Texas. PSO removed this action to the United States District for the Northern District of Texas, and filed a motion to either dismiss this action or have it transferred to the United States District Court for the Northern District of Oklahoma. Burlington Northern moved to remand the action to state court. In September 1994, the United States District Court for the Northern District of Texas denied Burlington Northern's motion to remand, and granted PSO's motion to transfer the action to the United States District Court for the Northern District of Oklahoma. Separately, PSO filed an action to confirm the arbitration award in the United States District Court for the Northern District of Oklahoma, and Burlington Northern filed a motion to dismiss this confirmation action. On December 6, 1994, the District Court entered an order denying Burlington Northern's motion to vacate the arbitration award, and granting PSO's motion to confirm the arbitration award. On December 29, 1994, the District Court entered judgment confirming the arbitration award, including a money judgment in PSO's favor of $16.4 million, with interest at 7.2% per annum compounded annually from December 21, 1994 until paid. In January 1995, Burlington Northern appealed the District Court's judgment to the United States Court of Appeals for the Tenth Circuit. On October 20, 1995, the Court of Appeals issued an order and judgment affirming the judgment of the District Court. The time within which Burlington Northern may file a petition for a Writ of Certiorari with the United States Supreme Court.

PSO's PCB Cases
     As previously reported, PSO has been named defendant in complaints filed in state court in Oklahoma alleging, among other things, that some of the plaintiffs were contaminated with PCBs and other toxic by-products following transformer malfunctions. To date the complaints have totaled approximately $395 million, of which amount approximately one-third represents punitive damages. As a result of settlements with certain plaintiffs, some claims have been dismissed. The settlements have not had a material adverse effect on CSW's or PSO's consolidated results of operations or financial condition. Although management cannot predict the outcome of these proceedings, management believes that PSO has defenses to these claims and intends to pursue them vigorously. Moreover, management has reason to believe that PSO's insurance may cover some of these claims. Management also believes that the ultimate resolution of these cases will not have a material adverse effect on CSW's or PSO's consolidated results of operations or financial condition.

PSO's Gas Purchase Contracts
     PSO has been named defendant in complaints filed in Federal and state courts of Oklahoma and Texas in 1984 through October 1995 by gas suppliers alleging claims arising out of certain gas purchase contracts. The plaintiffs seek relief through the filing dates as well as attorney's fees. In October 1995, complaints representing approximately $17 million were dismissed, certain of which resulted from settlements among the parties. Remaining complaints currently total approximately $11 million in actual damages, together with claims for punitive damages which, in compliance with pleading code requirements, are alleged to be in excess of $10,000. The settlements did not have a significant effect on PSO's consolidated results of operations. The remaining suits are in the preliminary stages. Management cannot predict the outcome of these proceedings. However, management believes that PSO has defenses to these complaints and intends to pursue them vigorously. Management also believes that the ultimate resolution of the remaining complaints will not have a material adverse effect on CSW's or PSO's consolidated results of operations or financial condition.

Other CSW System Legal Claims and Proceedings
     The CSW System is party to various other legal claims and proceedings arising in the normal course of business. Management does not expect disposition of these matters to have a material adverse effect on the Registrants' results of operations or financial condition. See NOTE 2. Litigation and Regulatory Proceedings for a discussion of each of the Electric Operating Companies regulatory matters.

Item 5.  Other Information.

Environmental Matters
CPL's Toxic Substances Control Act of 1976
     As previously reported, under the TSCA, the storage, use and disposal, among other things, of PCBs are regulated. Violations of the TSCA may lead to fines and penalties. CPL was inspected by the EPA in 1992 and found to have TSCA record-keeping and other violations for PCBs. CPL negotiated a settlement, signed a consent agreement and, in September 1995, paid a penalty of approximately $76,000.

CPL's Sol Lynn Superfund Site
     As previously reported, the Sol Lynn salvage yard was declared a Superfund site by the EPA after it was found to contain a number of contaminants including PCBs. Gulf States Utilities Company remediated the site for approximately $2 million and sought to recover a portion of the remediation costs from alleged PRPs, including CPL. In March 1995, CPL and Gulf States Utilities Company reached an agreement pursuant to which CPL agreed to pay $50,000 as its share of remediation costs. On September 30, 1995 the courts approved the settlement.

PSO's PCB Storage Facilities
     As previously reported, PSO investigated and identified PCB contamination at one of its PCB storage facilities in Sand Springs, Oklahoma. PSO made proper notification to the EPA of the contamination that was caused by spills prior to the adoption of PCB spill regulations. PSO negotiated a remediation plan with the EPA. Remediation began in November 1994, and the remediation costs were $235,000. As part of the remediation plan, the EPA requested PSO to sample the land surrounding the PCB storage building site. The land includes an active PSO substation and a privately owned industrial area. Testing of the PSO property conducted during the third quarter of 1995 revealed minor contamination and the resulting clean was completed. PSO has not been able to get permission to test the adjoining industrial area.

PSO Coal Mine Reclamation
     As previously reported, in August 1994, PSO received approval from the Wyoming Department of Environmental Quality to begin reclamation of a coal mine in Sheridan, Wyoming owned by Ash Creek Mining Company, a wholly owned subsidiary of PSO. Ash Creek Mining recorded a $3 million liability in 1993 for the estimated reclamation costs and subsequently accrued an additional $500,000 in August 1995. Actual reclamation work commenced in September 1995, with completion estimated in late 1996. Surveillance monitoring will continue for ten years after final reclamation. Management believes the ultimate resolution of this matter will not have a material adverse effect on CSW's or PSO's consolidated results of operations or financial condition.

SWEPCO's Suspected MGP Sites in Texarkana, Texas and Arkansas and Shreveport, Louisiana
     As previously reported, SWEPCO owns a suspected former MGP site in Texarkana, Texas and Arkansas. The EPA ordered an initial investigation of this site, as well as a site in Shreveport, Louisiana, which is no longer owned by SWEPCO. The contractor who performed the investigations of these two sites recommended to the EPA that no further action be taken at this time. Also, an underground storage tank was discovered in place at the Texarkana site and it was leaking. SWEPCO removed the tank in early 1995 and has made a request for closure from the Arkansas Department of Pollution Control and Ecology based on soil and ground water quality results.

SWEPCO's Suspected Biloxi, Mississippi MGP Site
     As previously reported, SWEPCO has been notified by Mississippi Power that it may be a PRP at the former Biloxi MGP site formerly owned and operated by a predecessor of SWEPCO. SWEPCO is working with Mississippi Power to investigate the extent of contamination at this site. The MDEQ approved a site investigation work plan and, in January 1995, SWEPCO and Mississippi Power initiated sampling pursuant to that work plan. On an interim basis, SWEPCO and Mississippi Power are each paying fifty percent of the cost of implementing the site investigation work plan. That interim allocation is subject to a final allocation in the future. SWEPCO and Mississippi Power are investigating whether there are other PRPs at the Biloxi site.

     SWEPCO continues to work with Mississippi Power in conducting the site investigation of the Biloxi service center property and adjacent properties that may be impacted by either the former MGP operation and/or the historical service center operations. Contamination has been identified as the result of the investigation and SWEPCO and Mississippi Power are now in the process of completing a risk assessment that will be used to evaluate remediation alternatives for the site. A Remedial Investigation Report has been submitted to the MDEQ for review and comment.

Norweb
     On September 28, 1995, Texas Energy Partners announced that it had commenced an offer, which was subsequently withdrawn, to acquire all of the outstanding ordinary shares of Norweb for approximately $2.7 billion. On October 3, 1995, in response to a higher bid for Norweb by North West Water, Texas Energy Partners increased its initial bid for Norweb to an aggregate of approximately $2.72 billion. On October 12, 1995, the day following North West Water's announcement that it had raised its offer for Norweb to approximately $2.83 billion, Texas Energy Partners announced that it had elected not to proceed with its takeover bid for Norweb.

Board of Directors Elections
CSW
On October 18, 1995, Mr. Thomas H. Cruikshank was elected to the CSW board of directors. Mr. Cruikshank is currently chairman of the board of Halliburton Company, which is headquartered in Dallas, Texas. Mr. Cruikshank previously served as Halliburton's chief executive officer.

CPL
On October 27, 1995, Mr. John F. Brimberry was elected to the CPL board of directors. Mr. Brimberry is currently the president and chief executive officer of four independent insurance agencies located in south Texas.

SWEPCO
On October 23, 1995, Mrs. Maxine P. Sarpy was elected to the SWEPCO board of directors. Mrs. Sarpy currently serves in many capacities for a variety of organizations, including the Southern University Foundation Board, the Association for Community Training and the Auxiliary to the Louisiana Medical Association.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits:
     (10)    Material Contracts
             CSW - Credit Agreement dated as of November 6, 1995 among Central and South West Corporation and the Banks listed therein (Exhibit 10.1).

     (12)    Computation of Ratio of Earnings to Fixed Charges
             CPL - (Exhibit 12.1)
             PSO - (Exhibit 12.3)
             SWEPCO - (Exhibit 12.4)
             WTU - (Exhibit 12.5)

             Computation of Ratio of Earnings to Combined Fixed Charges
               and Preferred Stock Dividends
             CPL - (Exhibit 12.2)

     (27)    Financial Data Schedules
             CSW - (Exhibit 27.1)
             CPL - (Exhibit 27.2)
             PSO - (Exhibit 27.3)
             SWEPCO - (Exhibit 27.4)
             WTU - (Exhibit 27.5)

(b)  CSW Current Reports filed on Form 8-K:
             Item 5. Other Events, reporting an ALJ recommendation regarding WTU deferred accounting, dated July 10, 1995.

             Item 5. Other Events, reporting developments in its regulatory matters, dated September 6, 1995.

             Item 5. Other Events, reporting CPL's intent to file a retail base rate review request in November 1995, dated September 27, 1995.

             Item 5.  Other Events and Item 7.  Financial
             Statements and Exhibits, reporting two joint offers by CSW and a partner to acquire Norweb, dated September 28, 1995.

             Item 5. Other Events, reporting the termination of CSW's and its partner's bid to acquire Norweb, dated
             October 12, 1995.

      CPL Current Reports filed on Form 8-K:
             Item 5. Other Events, reporting its intent to file a retail base rate review request in November 1995, dated September 27, 1995.

             Item 5. Other Events, providing unaudited financial information for the quarter and year ended September 30, 1995, in anticipation of a debt offering by CPL, dated October 19, 1995.

      PSO Current Reports filed on Form 8-K:
             No reports were filed for PSO.

      SWEPCO Current Reports filed on Form 8-K:
             No reports were filed for SWEPCO.

      WTU Current Reports filed on Form 8-K:
             Item 5. Other Events, reporting an ALJ recommendation regarding deferred accounting, dated July 10, 1995.

             Item 5. Other Events, reporting developments in its regulatory matters, dated September 6, 1995.

             Item 5. Other Events, providing unaudited financial information for the quarter ended and year ended September 30, 1995, in connection with a debt offering by WTU, dated October 19, 1995.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned Registrant shall be deemed to relate only to matters having reference to such Registrant or its subsidiaries.


               CENTRAL AND SOUTH WEST CORPORATION


Date:  November 10, 1995         /s/ Wendy G. Hargus
                                 Wendy G. Hargus
                                 Controller and Chief Accounting Officer
                                 (Principal Accounting Officer)



                 CENTRAL POWER AND LIGHT COMPANY
               PUBLIC SERVICE COMPANY OF OKLAHOMA
               SOUTHWESTERN ELECTRIC POWER COMPANY
                  WEST TEXAS UTILITIES COMPANY


Date:  November 10, 1995         /s/ R. Russell Davis
                                 R. Russell Davis
                                 Controller and Chief Accounting Officer
                                 (Principal Accounting Officer)