Form 10-Q/A
period 1995-09-30
CENTRAL & SOUTH WEST CORP
filed 1995-11-15
CIK 18540

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                               FORM 10-Q/A
     (X) COMBINED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarter Ended September 30, 1995
                                  OR
         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
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

               CENTRAL AND SOUTH WEST CORPORATION
                    AND SUBSIDIARY COMPANIES




                 PART I.  FINANCIAL INFORMATION.

                 Item 1.  Financial Statements.

        CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY COMPANIES

                    CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)


                                          Three Months Ended  Nine Months Ended
                                             September 30,      September 30,
                                            1995      1994     1995      1994
REVENUES                                 (millions, except per share amounts)
  Electric                                $   933   $   951   $2,221    $2,409
  Gas                                         139       110      409       398
  Other diversified                            15        12       36        25
                                            1,087     1,073    2,666     2,832

OPERATING EXPENSES AND TAXES
  Fuel and purchased power                    305       338      797       918
  Gas purchased for resale                     76        53      224       223
  Gas extraction and marketing                 28        24       80        69
  Other operating                             140       149      398       445
  Charges for terminated Merger                --        --       42        --
  Maintenance                                  36        39      114       125
  Depreciation and amortization                94        89      280       265
  Taxes, other than Federal income             54        53      140       153
  Federal income taxes                         87        89       64       150
                                              820       834    2,139     2,348

OPERATING INCOME                              267       239      527       484

OTHER INCOME AND DEDUCTIONS
  Mirror CWIP liability amortization           10        17       31        51
  Other                                        11        10       45        25
                                               21        27       76        76

INCOME BEFORE INTEREST CHARGES                288       266      603       560

INTEREST CHARGES
  Interest on long-term debt                   60        56      172       164
  Interest on short-term debt and other        25        21       77        52
                                               85        77      249       216

NET INCOME                                    203       189      354       344
  Preferred stock dividends                     4         5       14        14
NET INCOME FOR COMMON STOCK               $   199   $   184  $   340   $   330

AVERAGE COMMON SHARES OUTSTANDING           191.9     189.6    191.4     189.1

EARNINGS PER SHARE OF COMMON STOCK        $  1.04   $  0.97  $  1.78   $  1.75
DIVIDENDS PAID PER SHARE OF COMMON STOCK  $  0.43   $ 0.425  $  1.29   $ 1.275



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

          CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY COMPANIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)
                                                             Nine Months Ended
                                                                September 30,
                                                             1995         1994
OPERATING ACTIVITIES                                             (Millions)
     Net Income                                           $    354     $    344
     Non-cash Items Included in Net Income
         Depreciation and amortization                         312          298
         Deferred income taxes and investment tax credits      (41)          49
         Mirror CWIP liability amortization                    (31)         (51)
         Charges for terminated Merger                          42           --
         Regulatory assets established for previously
           incurred Restructuring charges                      (34)          --
     Changes in Assets and Liabilities
         Accounts receivable                                  (185)         (57)
         Over- and under-recoveries of fuel                     68           13
         Accounts payable                                      (24)         (72)
         Accrued taxes                                          56           79
         Refund due customers                                   22           --
         Accrued restructuring charges                          (4)         (28)
         Other                                                 (30)         (45)
                                                               505          530

INVESTING ACTIVITIES
     Capital expenditures and acquisitions                    (339)        (414)
     Non-affiliated accounts receivable collections            (81)        (124)
     CSWE projects                                              37          (25)
     Other                                                      (3)         (10)
                                                              (386)        (573)

FINANCING ACTIVITIES
     Common stock sold                                          42           35
     Proceeds from issuance of long-term debt                  337          147
     Retirement of long-term debt                               (8)          (2)
     Reacquisition of long-term debt                          (255)         (14)
     Redemption of preferred stock                              --          (33)
     Change in short-term debt                                  61          137
     Payment of dividends                                     (262)        (255)
                                                               (85)          15

NET CHANGE IN CASH AND CASH EQUIVALENTS                         34          (28)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                27           62
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $      61    $      34

SUPPLEMENTARY INFORMATION
     Interest paid less amounts capitalized              $     225    $     194
     Income taxes paid                                   $      68    $      40


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