Form 10-Q
period 1996-03-31
CENTRAL & SOUTH WEST CORP
filed 1996-05-15
CIK 18540

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                               FORM 10-Q
     (X) COMBINED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarter Ended March 31, 1996

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

Common Stock Outstanding at April 30, 1996                Shares
  Central and South West Corporation                   209,276,145
  Central Power and Light Company                        6,755,535
  Public Service Company of Oklahoma                     9,013,000
  Southwestern Electric Power Company                    7,536,640
  West Texas Utilities Company                           5,488,560

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

        CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY
                            COMPANIES

             INDEX TO QUARTERLY REPORT ON FORM 10-Q
                         MARCH 31, 1996
                                                                      Page
                                                                     Number
GLOSSARY OF TERMS                                                        3-4

PART I - FINANCIAL INFORMATION

  ITEM 1. Financial Statements.

     Central and South West Corporation and Subsidiary Companies         5
      Consolidated Statements of Income                                  6
      Consolidated Balance Sheets                                        7-8
      Consolidated Statements of Cash Flows                              9
      Results of Operations                                             10-11
     Central Power and Light Company                                    12
      Statements of Income                                              13
      Balance Sheets                                                    14-15
      Statements of Cash Flows                                          16
      Results of Operations                                             17-18
     Public Service Company of Oklahoma                                 19
      Consolidated Statements of Income                                 20
      Consolidated Balance Sheets                                       21-22
      Consolidated Statements of Cash Flows                             23
      Results of Operations                                             24
     Southwestern Electric Power Company                                25
      Statements of Income                                              26
      Balance Sheets                                                    27-28
      Statements of Cash Flows                                          29
      Results of Operations                                             30
     West Texas Utilities Company                                       31
      Statements of Income                                              32
      Balance Sheets                                                    33-34
      Statements of Cash Flows                                          35
      Results of Operations                                             36
     Index to Notes to Financial Statements                             37
      Notes to Financial Statements                                     38-45

  ITEM 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations.                         46-49

PART II - OTHER INFORMATION

  ITEM 1. Legal Proceedings.                                            50-51

  ITEM 2. Changes in Securities.                                    Inapplicable

  ITEM 3. Defaults Upon Senior Securities.                          Inapplicable

  ITEM 4. Submission of Matters to a Vote of Security Holders.          52-53

  ITEM 5. Other Information.                                            54-55

  ITEM 6. Exhibits and Reports on Form 8-K.                             56-57

  SIGNATURES                                                            58

GLOSSARY OF TERMS
The following abbreviations or acronyms used in this text are defined below:

Abbreviation or Acronym             Definition

AFUDC.............................  Allowance for funds used during construction
ALJ...............................  Administrative Law Judge
ANI...............................  American Nuclear Insurance
Big Cajun I.......................  A two unit, natural gas-fired power  plant owned and operated by Cajun and located in
                                      New Roads, Louisiana
Big Cajun II......................  A three unit coal-fired power plant owned and operated by Cajun and located near New
                                      Roads, Louisiana
Burlington Northern...............  Burlington Northern Railroad Company
Cajun.............................  Cajun Electric Power Cooperative, Inc.
Cajun Trustee.....................  Cajun's court appointed trustee in bankruptcy
Court of Appeals..................  Court of Appeals, Third District of Texas,
                                      Austin, Texas
CPL...............................  Central Power and Light Company, Corpus
                                      Christi, Texas
CPL 1995 Agreement................  Settlement Agreement filed by CPL with the
                                      Texas Commission to settle certain CPL
                                      regulatory matters
CPL 1996 Fuel Agreement...........  Fuel settlement  agreement entered  into by
                                      CPL and other parties to CPL's current
                                      rate review
CSW...............................  Central  and South West Corporation, Dallas,
                                      Texas
CSW Common........................  CSW common stock, $3.50 par value per share
CSW Credit Agreement..............  $850 million senior credit agreement entered into by CSW with a consortium of banks
                                      to partially fund the SEEBOARD acquisition
CSW Energy........................  CSW Energy, Inc., Dallas, Texas
CSW International.................  CSW International, Inc., Dallas, Texas
CSW Investments...................  CSW Investments, an unlimited company organized in the United Kingdom which is
                                      wholly owned, indirectly though
                                      subsidiaries, by CSW International
CSW Investments Credit Facility...  1.0 billion pound senior credit facility arranged by CSW Investments with a
                                      consortium of banks to partially fund the
                                      SEEBOARD acquisition
CSW System........................  CSW and its subsidiaries
CSW (UK)..........................  CSW (UK) plc, a  public  limited  company organized in the United Kingdom which is
                                      wholly owned by CSW Investments
CWIP..............................  Construction work in progress
El Paso...........................  El Paso Electric Company
Energy Policy Act.................  National Energy Policy Act of 1992
Entergy Gulf States...............  Gulf States Utilities Company
EPS...............................  Earnings per share
ERCOT.............................  Electric Reliability Council of Texas
FASB..............................  Financial Accounting Standards Board
FERC..............................  Federal Energy Regulatory Commission
FMB...............................  First Mortgage Bond
HVdc..............................  High-voltage direct-current
IPP...............................  Independent Power Producer
KWH...............................  Kilowatt-hour
MD&A..............................  Management's Discussion and Analysis of
                                      Financial Condition and Results of
                                      Operations
MDEQ..............................  Mississippi Department of Environmental
                                      Quality
Members Committee.................  The members committee of Cajun, which represents 10 of the 12 Louisiana
                                      distribution cooperatives that are served
                                      by Cajun
Merger............................  The proposed merger whereby El Paso would have become a wholly owned subsidiary
                                      of CSW
Merger Agreement..................  Agreement and Plan of Merger between El Paso and CSW, dated as of May 3, 1993, as
                                      amended
MGP...............................  Manufactured  gas plant or coal gasification plant
Mirror CWIP.......................  Mirror construction work in progress
Mississippi Power.................  Mississippi Power Company
MMbtu.............................  Million Btu
MTN...............................  Medium-term note

The following abbreviations or acronyms used in this text are defined below:

MW................................  Megawatt
National Grid.....................  National Grid Group plc
NEIL..............................  Nuclear Electric Insurance Limited
NOPR..............................  Notice of Proposed Rule Making
NRC...............................  Nuclear Regulatory Commission
NRG...............................  NRG Energy, Inc.
Oklaunion.........................  Oklaunion Power Station Unit No. 1
PCB...............................  Polychlorinated biphenyl
PRP...............................  Potentially responsible party
PSO...............................  Public Service Company of Oklahoma, Tulsa,
                                      Oklahoma
Registrant(s).....................  CSW, CPL, PSO, SWEPCO and WTU
RUS...............................  Rural Utilities Service of the federal government
SEEBOARD..........................  SEEBOARD plc, Crawley, West Sussex, United
                                      Kingdom
SEEBOARD Group....................  Consolidated SEEBOARD, CSW (UK) and CSW
                                      Investments converted to U.S.
                                      Generally Accepted Accounting Principles
SEC...............................  Securities and Exchange Commission
SFAS No. 52.......................  Foreign Currency Translation
SFAS No. 121......................  Accounting for the Impairment of Long-Lived
                                      Assets
STP...............................  South Texas Project nuclear electric generating station
Supreme Court.....................  Supreme Court of Texas
SWEPCO............................  Southwestern Electric Power Company,
                                      Shreveport,  Louisiana
SWEPCO Plan.......................  The plan of reorganization for Cajun filed by the Members Committee, SWEPCO and
                                      Entergy Gulf States on April 19, 1996 with
                                      the U.S. Bankruptcy Court for the Middle
                                      District of Louisiana
Tejas.............................  Tejas Gas Corporation
Tender Offer......................  CSW (UK)'s approximately $2.1 billion tender offer in the United Kingdom for
                                      all the outstanding share capital of
                                      SEEBOARD
Texas Commission..................  Public Utility Commission of Texas
Transok...........................  Transok, Inc. and subsidiaries, Tulsa,
                                      Oklahoma
Trustee Plan......................  The  plan  of reorganization for Cajun filed by the Cajun Trustee on April 22, 1996
                                      with the U.S. Bankruptcy Court for the
                                      Middle District of Louisiana
U.S. Electric Operating Companies.  CPL, PSO, SWEPCO and WTU
WTU...............................  West Texas Utilities Company, Abilene, Texas
WTU Stipulation and Agreement.....  Stipulation and Agreement to settle  certain
                                      WTU regulatory matters
Zeigler...........................  Zeigler Coal Holding Company

CSW


               CENTRAL AND SOUTH WEST CORPORATION
                    AND SUBSIDIARY COMPANIES




                 PART I.  FINANCIAL INFORMATION.

                 ITEM 1.  Financial Statements.

                      CENTRAL AND SOUTH WEST CORPORATION

                      CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                             For Three Months Ended
                                                     March 31,
                                                1996          1995
                                         (millions, except per share amounts)

OPERATING REVENUES                          $  1,215     $     523

OPERATING EXPENSES AND TAXES
    Fuel and purchased power                     624           236
    Other operating                              229            96
    Maintenance                                   32            36
    Depreciation and amortization                115            84
    Taxes, other than income                      43            33
    Income taxes                                  28           (44)
                                               1,071           441
OPERATING INCOME                                 144            82

OTHER INCOME AND DEDUCTIONS
    Mirror CWIP liability amortization             -            10
    Other                                          8            24
                                                   8            34
INCOME BEFORE INTEREST CHARGES                   152           116

INTEREST CHARGES
    Interest on long-term debt                    78            52
    Interest on short-term debt and other         27            25
                                                 105            77

INCOME FROM CONTINUING OPERATIONS                 47            39

DISCONTINUED OPERATIONS
    Income from discontinued operations,
      net of income tax expense of $4
      for 1996 and $2 for 1995.                    8             5

NET INCOME                                        55            44
  Preferred stock dividends                        4             5
NET INCOME FOR COMMON STOCK               $       51   $        39


Average Common Shares Outstanding              199.0         190.8

Earnings per Share of Common Stock
   from Continuing Operations                  $0.22         $0.18
Earnings per Share of Common Stock
   from Discontinued Operations                $0.04         $0.02
Earnings per Share of Common Stock             $0.26         $0.20

Dividends Paid per Share of Common Stock      $0.435        $0.430


     The accompanying notes to consolidated financial statements are an integral part of these statements.

                         CENTRAL AND SOUTH WEST CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                      March 31,    December 31,
                                                        1996           1995
                                                    (unaudited)      (audited)
                                                             (millions)
ASSETS

FIXED ASSETS
    Electric
        Production                                  $   5,899      $    5,888
        Transmission                                    1,494           1,484
        Distribution                                    3,847           3,799
        General                                         1,281           1,209
        Construction work in progress                     279             346
        Nuclear fuel                                      170             165
            Total Electric                             12,970          12,891
    Gas                                                   878             869
    Other diversified                                      24              18
                                                       13,872          13,778
  Less - Accumulated depreciation and amortization      4,864           4,761
                                                        9,008           9,017
CURRENT ASSETS
    Cash and temporary cash investments                   262             401
    National Grid assets held for sale                     --             100
    Accounts receivable                                 1,041           1,093
    Materials and supplies, at average cost               184             188
    Electric utility fuel inventory, substantially
      at average cost                                     124             129
    Gas inventory/products for resale                      --              13
    Prepayments and other                                 171             115
                                                        1,782           2,039
DEFERRED CHARGES AND OTHER ASSETS
    Deferred plant costs                                  513             514
    Mirror CWIP asset                                     309             312
    Other non-utility investments                         358             296
    Income tax related regulatory assets, net             257             253
    Goodwill                                            1,355           1,074
    Other                                                 390             364
                                                        3,182           2,813
                                                    $  13,972       $  13,869









 The accompanying notes to consolidated financial statements are an integral part of these statements.

                       CENTRAL AND SOUTH WEST CORPORATION

                         CONSOLIDATED BALANCE SHEETS

                                                    March 31,    December 31,
                                                      1996         1995
                                                   (unaudited)    (audited)
                                                          (millions)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION
  Common stock equity
    Common stock:   $3.50 par value
        Authorized: 350.0 million shares
        Issued and outstanding: 208.4 million
        shares in 1996 and 192.9 million
        shares in 1995                               $       732  $       675
    Paid-in capital                                          977          610
    Retained earnings                                      1,860        1,893
    Foreign currency translation adjustment                  (24)          --
                                                           3,545        3,178
  Preferred stock
    Not subject to mandatory redemption                      292          292
    Subject to mandatory redemption                           34           34
  Long-term debt                                           4,728        3,914
                                                           8,599        7,418

  Minority interest                                           --          202

CURRENT LIABLITIES
    Long-term debt and preferred stock due within
      twelve months                                            4           30
   Short-term debt                                           770          692
    Short-term debt - CSW Credit, Inc.                       588          646
    Accounts payable                                         583          595
    Accrued taxes                                            137          228
    Accrued interest                                          84           77
    Provision for SEEBOARD acceptances                       122        1,001
    Other                                                    196          156
                                                           2,484        3,425

DEFERRED CREDITS
    Income taxes                                           2,385        2,306
    Investment tax credits                                   302          306
    Other                                                    202          212
                                                           2,889        2,824
                                                       $  13,972    $  13,869








  The accompanying notes to consolidated financial statements are an integral part of these statements.

                    CENTRAL AND SOUTH WEST CORPORATION

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (unaudited)

                                                   For Three Months Ended
                                                          March 31,
                                                      1996         1995
OPERATING ACTIVITIES                                     (millions)
    Net Income                                    $     55    $      44
    Non-cash Items Included in Net Income
        Depreciation and amortization                  134          105
        Deferred income taxes and investment
          tax credits                                   27          (43)
        Mirror CWIP liability amortization              --          (10)
        Restructuring charges                           --          (23)
    Changes in Assets and Liabilities
        Accounts receivable                             47           75
        Unrecovered fuel costs                         (26)          90
        Accounts payable                              (111)         (62)
        Accrued taxes                                  (86)         (49)
        Refund due customers                            --           52
        Other                                          (40)         (34)
                                                       (--)         145
INVESTING ACTIVITIES
    Capital expenditures                              (102)        (100)
    Acquisition expenditures                        (1,245)          --
    CSW Energy projects                                 (2)          61
    Sale of National Grid assets                       100           --
    Other                                              (18)          (7)
                                                    (1,267)         (46)
FINANCING ACTIVITIES
    Common stock sold                                  424           15
    Proceeds from issuance of long-term debt            30           40
    SEEBOARD acquisition financing                     773           --
    Retirement of long-term debt                       (27)          (1)
    Change in short-term debt                           20          (59)
    Payment of dividends                               (88)         (87)
                                                     1,132          (92)

Effect of exchange rate changes on cash and
  cash equivalents                                      (4)          --

NET CHANGE IN CASH AND CASH EQUIVALENTS               (139)           7
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       401           27
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $    262    $      34


SUPPLEMENTARY INFORMATION
    Interest paid less amounts capitalized        $     83    $      89
    Income taxes paid                             $     91    $       2




  The accompanying notes to consolidated financial statements are an integral part of these statements.

CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY COMPANIES

     Set forth below is information concerning the consolidated results of operations for CSW for the three month period ending March 31, 1996. For information concerning the results of operations for each of the U.S. Electric Operating Companies, see the discussions below under the heading RESULTS OF OPERATIONS following the financial statements of each of the U.S. Electric Operating Companies.

RESULTS OF OPERATIONS

COMPARISON OF THE QUARTERS ENDED MARCH 31, 1996 AND 1995

     Overview. Net income for common stock increased to $51 million for the first quarter of 1996 compared to $39 million for the first quarter of 1995. Earnings per share increased to $0.26 from $0.20. First quarter 1996 earnings increased due to the addition of earnings from SEEBOARD and higher KWH sales resulting from favorable weather and customer usage offset in part by the loss of Mirror CWIP earnings and the impact of the CPL 1996 Fuel Agreement. First quarter 1995 earnings were impacted by the non-recurring items related to the CPL 1995 Agreement and a prior year tax adjustment.

     In the first quarter of 1996, the U.S. Electric Operating
Companies, the SEEBOARD Group and Transok contributed the following percentages to aggregate operating revenues, operating income and net income for CSW Common.

                               U.S.  SEEBOARD  Total
                            Electric  Group  Electric  Transok* Other Total

Operating Revenues             46%     37%      83%      15%      2%   100%
Operating Income               62%     29%      91%       7%      2%   100%
Net Income for CSW Common      66%     39%     105%      16%    (21)%  100%

* On May 9, 1996, CSW entered into an agreement with Tejas pursuant to which CSW will sell Transok to Tejas, subject to the satisfaction of certain conditions.  See NOTE 7. DISCONTINUED
     OPERATIONS and MD&A. RECENT   DEVELOPMENTS AND TRENDS.

     Operating Revenues. Operating revenues increased 132% to $1.2 billion in the first quarter of 1996 from $523 million in the first quarter of 1995. This increase reflects $537 million of SEEBOARD revenues and increased revenues for the U.S. Electric Operating Companies over the first quarter of 1995, which included a $62 million write-off of unrecovered fuel and a $50 million base rate refund resulting from the CPL 1995 Agreement. Total retail KWH sales for the U.S. Electric Operating Companies increased 6.4% in the first quarter of 1996 as compared to the first quarter of 1995. Residential, commercial and industrial sales increased 11.9%, 5.1% and 3.0%, respectively. Increased usage, primarily by residential customers, as well as more favorable weather contributed to KWH sales growth.

     Fuel and Purchased Power. Fuel and purchased power expense increased 164% to $624 million in the first quarter of 1996 from $236 million in the first quarter of 1995, due primarily to the addition of $360 million of purchased power costs incurred by SEEBOARD and an increase of $28 million at the U.S. Electric Operating Companies.
Fuel expense was higher at the U.S. Electric Operating Companies due primarily to an increase in the average unit cost of fuel to $1.77 per MMbtu in the first quarter of 1996 from $1.60 per MMbtu in the first quarter of 1995, reflecting higher natural gas prices.

     Other Operating. Other operating expense increased 139% to $229 million during the first quarter of 1996 from $96 million during the first quarter of 1995. This increase was due primarily to the addition in 1996 of SEEBOARD operating expenses of $96 million as well as recognition in the first quarter of 1995 of a $23 million regulatory asset established in accordance with the CPL 1995 Agreement and the reversal of $4 million in rate case costs pursuant to the CPL 1995 Agreement.

     Maintenance. Maintenance decreased 11% to $32 million in the first quarter of 1996 from $36 million in the first quarter of 1995 due primarily to decreased steam and nuclear maintenance expenses offset in part by the addition of SEEBOARD's maintenance activities.

     Depreciation and Amortization. Depreciation and amortization increased 37% from $84 million in the first quarter of 1995 to $115 million in the first quarter of 1996 due primarily to the addition of SEEBOARD's depreciable fixed assets and amortization related to the purchase of SEEBOARD, as well as increases in all classes of depreciable fixed assets at the U.S. Electric Operating Companies.

     Taxes, Other Than Income. The $10 million increase in other taxes during the first quarter of 1996 as compared to the first quarter of 1995 was due primarily to lower 1995 ad valorem tax expenses resulting from revisions of prior year estimates.

     Income Taxes. Income taxes were higher in the first quarter of 1996 due to increased earnings attributable to the SEEBOARD acquisition and the effects, in 1995, of the CPL 1995 Agreement.

     Other Income and Deductions. Other income decreased in the first quarter of 1996 from the first quarter of 1995 due to several factors. The Mirror CWIP liability has been fully amortized. Mirror CWIP liability amortization was $10 million in the first quarter of 1995. Also included in the first quarter of 1995 was recognition of $8 million of previously deferred factoring income pursuant to the CPL 1995 Agreement as well as the sale by PSO of a non-utility fiber optic telecommunications property.

     Interest on Long-Term Debt. Interest on long-term debt increased $26 million or 50% during the first quarter of 1996 as compared to the first quarter of 1995 due to higher levels of long-term debt outstanding related to the SEEBOARD purchase.

     Discontinued Operations. Operating results of Transok have been included in discontinued operations. Transok's earnings increased to $8 million in the first quarter of 1996 from $5 million in the first quarter of 1995 due to higher natural gas prices and increased volumes. See NOTE 7. DISCONTINUED OPERATIONS and MD&A. RECENT
DEVELOPMENTS AND TRENDS for information related to the sale of Transok.

CPL

                      CENTRAL POWER AND LIGHT COMPANY




                      PART I.  FINANCIAL INFORMATION.

                      ITEM 1.  Financial Statements.

                          CENTRAL POWER AND LIGHT COMPANY

                             STATEMENTS OF INCOME
                                (unaudited)


                                                     Three Months Ended
                                                          March 31,
                                                      1996         1995
                                                          (thousands)

ELECTRIC OPERATING REVENUES                      $ 253,388    $ 127,282

OPERATING EXPENSES AND TAXES
  Fuel                                              64,017       60,064
  Purchased power                                   12,435        3,071
  Other operating                                   50,520       23,534
  Maintenance                                       10,344       17,205
  Depreciation and amortization                     39,595       37,000
  Taxes, other than income                          18,354        9,475
  Income taxes                                       9,998      (53,623)
                                                   205,263       96,726

OPERATING INCOME                                    48,125       30,556

OTHER INCOME AND DEDUCTIONS
  Mirror CWIP liability amortization                     -       10,250
  Other                                              1,748        8,096
                                                     1,748       18,346

INCOME BEFORE INTEREST CHARGES                      49,873       48,902

INTEREST CHARGES
  Interest on long-term debt                        27,269       28,560
  Interest on short-term debt and other              6,663        5,299
  Allowance for borrowed funds used
     during construction                              (679)      (1,319)
                                                    33,253       32,540


NET INCOME                                          16,620       16,362

  Preferred stock dividends                          3,437        3,896

NET INCOME FOR COMMON STOCK                      $  13,183    $  12,466




   The accompanying notes to financial statements as they relate to CPL are an integral part of these statements.

                         CENTRAL POWER AND LIGHT COMPANY

                               BALANCE SHEETS

                                                     March 31,    December 31,
                                                       1996           1995
                                                   (unaudited)     (audited)
ASSETS                                                     (thousands)

 ELECTRIC UTILITY PLANT
     Production                                    $ 3,110,586    $ 3,110,744
     Transmission                                      493,875        486,090
     Distribution                                      896,643        879,618
     General                                           255,721        248,629
     Construction work in progress                     110,629        127,307
     Nuclear fuel                                      170,281        165,087
                                                     5,037,735      5,017,475

  Less - Accumulated depreciation and
    amortization                                     1,587,809      1,547,530
                                                     3,449,926      3,469,945


CURRENT ASSETS
     Cash                                                  428          2,883
     Special deposits                                      797            797
     Accounts receivable                                49,108         45,186
     Materials and supplies, at average cost            72,087         71,112
     Fuel inventory, at average cost                    23,108         26,472
     Accumulated deferred income taxes                  22,997         22,171
     Prepayments and other                               2,102          1,739
                                                       170,627        170,360

DEFERRED CHARGES AND OTHER ASSETS
     Deferred STP costs                                487,780        488,047
     Mirror CWIP asset                                 308,679        311,804
     Income tax related regulatory assets, net         347,631        346,993
     Other                                             105,533         93,987
                                                     1,249,623      1,240,831
                                                   $ 4,870,176    $ 4,881,136




      The accompanying notes to financial statements as they relate to CPL are an integral part of these statements.

                         CENTRAL POWER AND LIGHT COMPANY

                                BALANCE SHEETS

                                                   March 31,    December 31,
                                                      1996         1995
                                                   (unaudited)  (audited)
CAPITALIZATION AND LIABILITIES                           (thousands)

CAPITALIZATION
    Common stock:   $25 par value
       Authorized shares:   12,000,000
       Issued and outstanding shares: 6,755,535   $   168,888  $   168,888
    Paid-in capital                                   405,000      405,000
    Retained earnings                                 851,628      863,444
                                                    1,425,516    1,437,332

     Preferred stock                                  250,351      250,351
     Long-term debt                                 1,519,563    1,517,347
                                                    3,195,430    3,205,030

CURRENT LIABILITIES
     Long-term debt due within twelve months               --          231
     Advances from affiliates                         187,533      176,334
     Accounts payable                                  36,505       49,507
     Accrued taxes                                     33,353       61,614
     Accrued interest                                  38,166       32,742
     Over-recovered fuel costs                          8,164       12,586
     Refund due customers                              22,678           --
     Other                                             25,795       24,758
                                                      352,194      357,772

DEFERRED CREDITS
     Accumulated deferred income taxes              1,157,798    1,151,823
     Investment tax credits                           151,296      152,744
     Mirror CWIP liability and other                   13,458       13,767
                                                    1,322,552    1,318,334

                                                  $ 4,870,176  $ 4,881,136




     The accompanying notes to financial statements as they relate to CPL are an integral part of these statements.

                          CENTRAL POWER AND LIGHT COMPANY

                           STATEMENTS OF CASH FLOWS
                               (unaudited)
                                                       Three Months Ended
                                                             March 31,
                                                        1996         1995
OPERATING ACTIVITIES                                      (thousands)
     Net Income                                      $16,620      $16,362
     Non-cash Items Included in Net Income
         Depreciation and amortization                45,355       43,984
         Deferred income taxes and investment
           tax credits                                 3,063      (46,663)
         Mirror CWIP liability amortization               --      (10,250)
         Establishment of regulatory assets            6,313      (23,330)
     Changes in Assets and Liabilities
         Accounts receivable                          (3,922)     (14,819)
         Fuel inventory                                3,364       (1,625)
         Accounts payable                            (13,022)     (28,489)
         Accrued taxes                               (28,261)     (38,739)
         Over- and under-recovered fuel costs         (4,422)      76,403
         Refund due customers                         22,678       52,250
         Other                                       (10,983)      (7,146)
                                                      36,783       17,938

INVESTING ACTIVITIES
     Construction expenditures                       (21,049)     (31,437)
     Allowance for borrowed funds used during
        construction                                    (679)      (1,319)
     Other                                               263           --
                                                     (21,465)     (32,756)

FINANCING ACTIVITIES
     Reacquisition of long-term debt                    (231)          --
     Change in advances from affiliates               11,199       53,342
     Payment of dividends                            (28,656)     (37,841)
     Other                                               (85)          --
                                                     (17,773)      15,501

NET CHANGE IN CASH AND CASH EQUIVALENTS               (2,455)         683
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       2,883          642
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $     428    $   1,325

SUPPLEMENTARY INFORMATION
     Interest paid less amounts capitalized        $  25,276    $  29,056
     Income taxes paid                             $  12,753    $      --






  The accompanying notes to financial statements as they relate to CPL are an integral part of these statements.

CENTRAL POWER AND LIGHT COMPANY

RESULTS OF OPERATIONS

COMPARISON OF THE QUARTERS ENDED MARCH 31, 1996 AND 1995


     Net Income for Common Stock. Net income for common stock increased 6% during the first quarter of 1996 to $13.2 million from $12.5 million in the same quarter of 1995. Major factors contributing to this increase were the net effect of the settlements of certain regulatory issues, as shown in the tables below, as well as higher non-fuel revenues. Partially offsetting this increase was the expiration of Mirror CWIP amortization and an increase in ad valorem taxes.

                                  Pre-tax     After-tax
                                      (millions)

CPL 1996 Fuel Agreement
Provision for refund               $(14.4)    $(9.4)
Reduction of fuel expense             9.2       6.0
Increased interest expense           (1.1)     (0.7)

CPL 1995 Agreement
Provision for refund              $(112.3)   $(73.0)
Current flowback of excess
 deferred federal income taxes       34.3      34.3
Capitalization of previously
 expensed restructuring and rate
 case costs                          26.3      17.1
Recognition of factoring income      12.4       8.1

     Electric Revenues. Total revenues increased $126.1 million in the first quarter of 1996 when compared to the first quarter of 1995 due primarily to the net effect of the provisions for rate refunds, as reflected in the above tables. Also contributing to this increase was a $6.9 million increase in non-fuel revenues due primarily to an 11% increase in KWH sales as a result of cooler weather as well as residential and commercial customer growth. Additionally, fuel revenue increased $21.3 million resulting from higher average unit fuel costs and purchased power as discussed below.

     Fuel. Fuel expense increased $4.0 million or 7% due primarily to an increase in the average unit cost of fuel from $1.37 per MMbtu in the first quarter of 1995 to $1.57 per MMbtu in 1996. The cost of fuel reflects an increase in the spot market for natural gas partially offset by a decrease in the cost of coal. Partially offsetting the increase in the cost of fuel was a one-time $8.8 million reduction in fuel expense as a result of the CPL 1996 Fuel Agreement.

     Purchased Power. Purchased power increased $9.4 million in the first quarter of 1996 when compared to the same quarter of 1995 primarily as a result of increased economy and cogeneration purchases.

     Other Operating. Other operating expenses increased $27.0 million during the first quarter of 1996 when compared to the first quarter of 1995. This increase was due primarily to the 1995 recognition of a $23.3 million regulatory asset for previously recorded restructuring charges and the reversal of $4.3 million in rate case costs pursuant to the CPL 1995 Agreement.

COMPARISON OF THE QUARTERS ENDED MARCH 31, 1996 AND 1995

     Maintenance. Maintenance expense decreased $6.9 million or 40% in the first quarter of 1996 when compared to 1995 due primarily to decreases in steam and nuclear maintenance expenses. Steam maintenance declined due to fewer scheduled repair projects in the first quarter of 1996 when compared to 1995. Nuclear maintenance was lower mainly as a result of higher 1995 expenses during the refueling outage of STP Unit 1.

     Depreciation and Amortization. Depreciation and amortization increased $2.6 million in the first quarter of 1996 primarily as a result of an increase in depreciable property.

     Taxes, Other Than Income. The $8.9 million increase in other taxes during the first quarter of 1996 as compared to the first quarter of 1995 was due primarily to lower 1995 ad valorem tax expenses resulting from revisions of prior year estimates.

     Income Taxes. Income taxes increased $63.6 million in the first quarter of 1996 when compared to the first quarter of 1995 due primarily to the accelerated flowback of $34.3 million of unprotected excess deferred income taxes in 1995 in accordance with the CPL 1995 Agreement, as well as higher 1996 pre-tax income.

     Other Income and Deductions. CPL amortized its Mirror CWIP liability in declining amounts over the years 1991 through 1995. As a result, Mirror CWIP liability amortization decreased $10.3 million in the first quarter of 1996 when compared to the first quarter in 1995. The decrease in other income was due primarily to the recognition of $8.1 million of factoring income pursuant to the CPL 1995 Agreement.

PSO

               PUBLIC SERVICE COMPANY OF OKLAHOMA




                 PART I.  FINANCIAL INFORMATION.

                 ITEM 1.  Financial Statements.

                    PUBLIC SERVICE COMPANY OF OKLAHOMA

                     CONSOLIDATED STATEMENTS OF INCOME
                                 (unaudited)

                                                  Three Months Ended
                                                        March 31,
                                                    1996         1995
                                                       (thousands)

ELECTRIC OPERATING REVENUES                    $ 147,419    $ 148,416

OPERATING EXPENSES AND TAXES
  Fuel                                            62,548       70,473
  Purchased power                                  8,664        4,743
  Other operating                                 28,080       29,891
  Maintenance                                      6,198        6,313
  Depreciation and amortization                   19,031       16,485
  Taxes, other than income                         6,776        6,217
  Income taxes                                     2,118        1,446
                                                 133,415      135,568

OPERATING INCOME                                  14,004       12,848

OTHER INCOME AND DEDUCTIONS
  Allowance for equity funds used during
    construction                                      (1)         480
  Other                                              243        2,688
                                                     242        3,168

INCOME BEFORE INTEREST CHARGES                    14,246       16,016

INTEREST CHARGES
  Interest on long-term debt                       7,438        7,399
  Interest on short-term debt and other            1,689        1,766
  Allowance for borrowed funds used
     during construction                            (359)        (598)
                                                   8,768        8,567

NET INCOME                                         5,478        7,449

  Preferred stock dividends                          204          204

NET INCOME FOR COMMON STOCK                     $  5,274     $  7,245





  The accompanying notes to consolidated financial statements as they relate to PSO are an integral part of these statements.

                            PUBLIC SERVICE COMPANY OF OKLAHOMA

                              CONSOLIDATED BALANCE SHEETS


                                                   March 31,    December 31,
                                                      1996         1995
                                                  (unaudited)    (audited)
ASSETS                                                    (thousands)

 ELECTRIC UTILITY PLANT
     Production                                 $   940,187      $  939,106
     Transmission                                   366,426         363,692
     Distribution                                   723,140         712,483
     General                                        180,348         182,705
    Construction work in progress                    61,405          56,576
                                                  2,271,506       2,254,562

  Less - Accumulated depreciation and
    amortization                                    943,876         924,186
                                                  1,327,630       1,330,376

CURRENT ASSETS
     Cash                                             1,960             744
     Accounts receivable                             19,180          17,957
     Materials and supplies, at average cost         39,920          41,179
     Fuel inventory,  at LIFO cost                   14,748          15,765
     Accumulated deferred income taxes                6,664          10,389
     Prepayments and other                            1,571           2,450
                                                     84,043          88,484

DEFERRED CHARGES AND OTHER ASSETS                    67,579          61,956

                                                $ 1,479,252     $ 1,480,816






   The accompanying notes to consolidated financial statements as they relate to PSO are an integral part of these statements.

                      PUBLIC SERVICE COMPANY OF OKLAHOMA

                         CONSOLIDATED BALANCE SHEETS


                                                   March 31,   December 31,
                                                     1996         1995
                                                  (unaudited)  (audited)
CAPITALIZATION AND LIABILITIES                           (thousands)

CAPITALIZATION
     Common stock:  $15 par value
        Authorized shares: 11,000,000
        Issued and outstanding
        shares: 9,013,000                           157,230        157,230
     Paid-in capital                                180,000        180,000
     Retained earnings                              148,555        150,281
                                                    485,785        487,511

     Preferred stock                                 19,826         19,826
     Long-term debt                                 409,625        379,250
                                                    915,236        886,587

CURRENT LIABILITIES
     Long-term debt due within twelve months             --         25,000
     Advances from affiliates                        76,529         70,510
     Payables to affiliates                          42,578         40,463
     Accounts payable                                25,129         23,094
     Payables to customers                           22,433         32,517
     Accrued taxes                                   18,352         27,014
     Accrued interest                                10,987          9,025
     Other                                            7,796          8,589
                                                    203,804        236,212

DEFERRED CREDITS
     Accumulated deferred income taxes              265,761        264,353
     Investment tax credits                          45,526         46,222
     Income tax related regulatory liabilities,
       net                                           41,228         41,820
     Other                                            7,697          5,622
                                                    360,212        358,017

                                                $ 1,479,252    $ 1,480,816







  The accompanying notes to consolidated financial statements as they relate to PSO are an integral part of these statements.

                        PUBLIC SERVICE COMPANY OF OKLAHOMA

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                      Three Months Ended
                                                          March 31,
                                                      1996         1995
OPERATING ACTIVITIES                                     (thousands)
     Net Income                                   $  5,478     $  7,449
     Non-cash Items Included in Net Income
         Depreciation and amortization              20,519       17,637
         Deferred income taxes and investment
           tax credits                               3,845       (3,537)
         Allowance for equity funds used during
           construction                                  1         (480)
     Changes in Assets and Liabilities
         Accounts receivable                        (1,223)      (1,128)
         Prepayments                                   879        5,624
         Accounts payable                           (4,469)       3,892
         Accrued taxes                              (8,662)      (3,724)
         Other                                          41       (1,686)
                                                    16,409       24,047

INVESTING ACTIVITES
     Construction expenditures                     (18,050)     (23,770)
     Allowance for borrowed funds used during
       construction                                   (359)        (598)
     Other                                            (374)        (871)
                                                   (18,783)     (25,239)

FINANCING ACTIVITIES
     Proceeds from issuance of long-term debt       29,799           --
     Retirement of long-term debt                  (25,000)          --
     Change in advances from affiliates              6,019        6,510
     Payment of dividends                           (7,228)        (204)
                                                     3,590        6,306

NET CHANGE IN CASH AND CASH EQUIVALENTS              1,216        5,114
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       744        5,453
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $  1,960     $ 10,567

SUPPLEMENTARY INFORMATION
     Interest paid less amounts capitalized       $  6,458       11,361
     Income taxes paid                            $    495     $  2,372





  The accompanying notes to consolidated financial statements as they relate to PSO are an integral part of these statements.

PUBLIC SERVICE COMPANY OF OKLAHOMA

RESULTS OF OPERATIONS

COMPARISON OF THE QUARTERS ENDED MARCH 31, 1996 AND 1995


     Net Income for Common Stock. Net income for common stock decreased 27% to $5.3 million during the first quarter of 1996 from $7.2 million during the first quarter of 1995. The decrease resulted primarily from greater depreciation and amortization expenses and the 1995 sale of non-utility fiber optic telecommunications property, partially offset by a decrease in other operating expenses.

     Electric Operating Revenues. Electric operating revenues decreased less than 1% to $147.4 million during the first quarter of 1996 from $148.4 million during the first quarter of 1995. The decrease was due primarily to decreased fuel revenue as discussed below, offset in part by increased retail customer demand.

     Fuel. Fuel expense was $62.5 million during the first quarter of 1996, a 11% decrease from $70.5 million in the first quarter of 1995. The decrease was due primarily to an under-recovery of fuel costs in the first quarter of 1996 compared to a over-recovery of fuel costs in the first quarter of 1995, as well as decreased KWH generation. Offsetting these factors in part was an increase in average unit fuel costs from $1.72 per MMbtu in the first quarter of 1995 to $2.10 per MMbtu in the first quarter of 1996 due to an increase in the spot market price of natural gas. Generation was affected by the increase in purchased power expense as discussed below.

     Purchased Power. Purchased power expenses increased approximately 83% to $8.7 million for the first quarter of 1996 from $4.7 million in the same period of 1995. The increase was due primarily to increases in purchases of economy energy.

     Other Operating. Other operating expenses decreased 6% to $28.1 million during the first quarter of 1996 from $29.9 million in the first quarter of 1995. The decrease was due primarily to a decrease in customer related expenses, decreased distribution meter expenses and a decrease in steam generation expenses.

     Depreciation and Amortization. Depreciation and amortization expense increased 15% to $19.0 million in the first quarter of 1996 from $16.5 million in the first quarter of 1995. The increase was due primarily to increases in depreciable property and completion in 1995 of the amortization of previously expensed inventory and supply items that were credited through amortization to cost of service.

     Other Income and Deductions. Other income and deductions for the first quarter of 1996 decreased approximately $2.9 million when compared to the first quarter of 1995 as the result of the $2.7 million gain on the sale of non-utility fiber optic telecommunication property.

SWEPCO

                    SOUTHWESTERN ELECTRIC POWER COMPANY




                      PART I.  FINANCIAL INFORMATION.

                      ITEM 1.  Financial Statements.

                     SOUTHWESTERN ELECTRIC POWER COMPANY

                            STATEMENTS OF INCOME
                                 (unaudited)

                                                   Three Months Ended
                                                        March 31
                                                   1996         1995
                                                      (thousands)

ELECTRIC OPERATING REVENUES                  $  200,881   $  169,240

OPERATING EXPENSES AND TAXES
  Fuel                                           89,312       63,191
  Purchased power                                 5,334        5,463
  Other operating                                31,894       28,592
  Maintenance                                     9,106        9,345
  Depreciation and amortization                  22,241       20,284
  Taxes, other than income                       11,911       10,567
  Income taxes                                    4,734        5,211
                                                174,532      142,653

OPERATING INCOME                                 26,349       26,587

OTHER INCOME AND DEDUCTIONS
  Allowance for equity funds used during
    construction                                    324        1,449
  Other                                             762          410
                                                  1,086        1,859

INCOME BEFORE INTEREST CHARGES                   27,435       28,446

INTEREST CHARGES
  Interest on long-term                          11,000       11,321
  Interest on short-term debt and other           2,423        2,848
  Allowance for borrowed funds used
     during construction                           (755)      (1,248)
                                                 12,668       12,921

NET INCOME                                       14,767       15,525

  Preferred stock dividends                         779          778

NET INCOME FOR COMMON STOCK                  $   13,988   $   14,747





       The accompanying notes to financial statements as they relate to SWEPCO are an integral part of these statements.

                       SOUTHWESTERN ELECTRIC POWER COMPANY

                                BALANCE SHEETS


                                                   March 31,    December 31,
                                                      1996         1995
                                                  (unaudited)    (audited)
ASSETS                                                   (thousands)

 ELECTRIC UTILITY PLANT
     Production                                $  1,417,593     $ 1,410,546
     Transmission                                   434,124         435,362
     Distribution                                   801,639         789,884
     General                                        277,135         231,276
     Construction work in progress                   81,433         128,963
                                                  3,011,924       2,996,031

  Less - Accumulated depreciation and
    amortization                                  1,138,469       1,116,375
                                                  1,873,455       1,879,656

CURRENT ASSETS
     Cash                                             1,330           1,702
     Accounts receivable                             67,184          54,628
     Materials and supplies, at average cost         29,262          30,097
     Fuel inventory, substantially at average cost   72,064          73,276
     Accumulated deferred income taxes                   --           4,636
     Under-recovered fuel costs                       5,822              --
     Prepayments and other                           14,438          14,109
                                                    190,100         178,448

DEFERRED CHARGES AND OTHER ASSETS                    55,302          58,615

                                                $ 2,118,857     $ 2,116,719




   The accompanying notes to financial statements as they relate to SWEPCO are an integral part of these statements.

                     SOUTHWESTERN ELECTRIC POWER COMPANY

                            BALANCE SHEETS


                                                     March 31,    December 31,
                                                        1996         1995
                                                    (unaudited)    (audited)
CAPITALIZATION AND LIABILITIES                             (thousands)

CAPITALIZATION
  Common stock:  $18 par value
    Authorized shares: 7,600,000
    Issued and outstanding shares: 7,536,640          135,660        135,660
     Paid-in capital                                  245,000        245,000
     Retained earnings                                306,322        302,334
                                                      686,982        682,994
     Preferred stock
        Not subject to mandatory redemption            16,032         16,032
        Subject to mandatory redemption                33,628         33,628
     Long-term debt                                   598,697        598,951
                                                    1,335,339      1,331,605

CURRENT LIABILITIES
     Long-term debt and preferred stock due
       within twelve months                             4,445          5,099
     Advances from affiliates                         124,719        101,228
     Accounts payable                                  25,126         34,717
     Payable to affiliates                             60,791         52,474
     Over-recovered fuel costs                             --          8,923
     Customer deposits                                 10,977         11,027
     Accrued taxes                                     30,123         30,339
     Accumulated deferred income taxes                    481             --
     Accrued interest                                  12,629         17,894
     Other                                             14,336         25,454
                                                      283,627        287,155

DEFERRED CREDITS
     Accumulated deferred income taxes                379,990        377,245
     Investment tax credits                            75,055         76,237
     Income tax related regulatory liabilities, net    35,571         37,363
     Other                                              9,275          7,114
                                                      499,891        497,959

                                                  $ 2,118,857    $ 2,116,719




       The accompanying notes to financial statements as they relate to SWEPCO are an integral part of these statements.

                    SOUTHWESTERN ELECTRIC POWER COMPANY

                       STATEMENTS OF CASH FLOWS
                            (unaudited)
                                                     Three Months Ended
                                                          March 31,
                                                      1996         1995
OPERATING ACTIVITIES                                     (thousands)
     Net Income                                  $  14,767    $  15,525
     Non-cash Items Included in Net Income
         Depreciation and amortization              24,823       22,851
         Deferred income taxes and investment
           tax credits                               4,888          407
         Allowance for equity funds used
           during construction                        (324)      (1,449)
     Changes in Assets and Liabilities
         Accounts receivable                       (12,556)       5,397
         Payable to affiliates                       8,317        5,263
         Fuel inventory                              1,212      (12,467)
         Accounts payable                           (9,864)      (7,641)
         Accrued taxes                                (216)       4,550
         Accrued interest                           (5,265)      (9,714)
         Unrecovered fuel/Fuel refund due
           customers                               (14,745)       2,093
         Other                                      (5,195)      (9,024)
                                                     5,842       15,791

INVESTING ACTIVITES
     Construction expenditures                     (15,926)     (19,853)
     Allowance for borrowed funds used during
        construction                                  (755)      (1,248)
     Other                                          (1,343)      (1,609)
                                                   (18,024)     (22,710)

FINANCING ACTIVITIES
     Retirement of long-term debt                   (1,645)      (1,499)
     Change in advances from affiliates             23,491        8,498
     Payment of dividends                          (10,036)        (819)
                                                    11,810        6,180

NET CHANGE IN CASH AND CASH EQUIVALENTS               (372)        (739)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     1,702        1,296
CASH AND CASH EQUIVALENTS AT END OF PERIOD       $   1,330    $     557

SUPPLEMENTARY INFORMATION
     Interest paid less amounts capitalized      $  17,321    $  20,581
     Income taxes paid                           $     541    $      --





    The accompanying notes to financial statements as they relate to SWEPCO are an integral part of these statements.

SOUTHWESTERN ELECTRIC POWER COMPANY

RESULTS OF OPERATIONS

COMPARISON OF THE QUARTERS ENDED MARCH 31, 1996 AND 1995

     Net Income for Common Stock. Net income for common stock decreased 5% to $14.0 million during the first quarter of 1996 from $14.7 million during the first quarter of 1995, due primarily to an increase in non-fuel revenues and decreased other operating expenses.

     Electric Operating Revenues. Electric operating revenues increased $31.6 million to $200.9 million during the first quarter of 1996 from $169.2 million during the first quarter of 1995 due primarily to a $22.4 million increase in fuel revenue and a $9.2 million increase in non-fuel revenue. The increase in fuel revenue was due to higher average unit fuel cost as discussed below. The increase in non-fuel revenue is attributable to a 7% increase in retail KWH sales resulting from higher customer demand.

     Fuel. Fuel expense increased 41% to $89.3 million during the first quarter of 1996 when compared to the first quarter of 1995 due primarily to a 25% increase in generation and an increase in the average unit fuel cost from $1.57 per MMbtu in 1995 to $1.83 per MMbtu in 1996. The increase in average unit fuel cost was due primarily to an increase in the spot market price of natural gas.

     Other Operating. Other operating expenses increased $3.3 million, or 12%, during the first quarter of 1996 when compared to the first quarter of 1995 due primarily to increases in outside services and insurance expense.

     Depreciation and amortization. Depreciation and amortization increased $2.0 million, or 10%, during the first quarter of 1996 as compared to the first quarter of 1995 due primarily to an increase in depreciable plant.

     Taxes, Other Than Income. Taxes, other than income increased approximately $1.3 million, or 13%, during the first quarter of 1996 as compared to the first quarter of 1995 due primarily to an increase in state franchise taxes.

     Allowance for Equity and Borrowed Funds Used During
Construction. AFUDC decreased approximately $1.6 million during the first quarter of 1996 as compared to the first quarter of 1995 due primarily to decreased AFUDC rates and decreased CWIP balances accruing AFUDC.

WTU




                  WEST TEXAS UTILITIES COMPANY




                 PART I.  FINANCIAL INFORMATION.

                 ITEM 1.  Financial Statements.

                              WEST TEXAS UTILITIES COMPANY

                                STATEMENTS OF INCOME
                                    (unaudited)


                                                      Three Months Ended
                                                           March 31,
                                                        1996         1995
                                                           (thousands)

ELECTRIC OPERATING REVENUES                          $80,789      $74,921

OPERATING EXPENSES AND TAXES
  Fuel                                                31,983       31,165
  Purchased power                                      5,916        1,343
  Other operating                                     16,475       14,064
  Maintenance                                          3,219        2,949
  Depreciation and amortization                        9,678        8,064
  Taxes, other than income                             5,598        5,826
  Income taxes                                           165        1,614
                                                      73,034       65,025

OPERATING INCOME                                       7,755        9,896

OTHER INCOME AND DEDUCTIONS
  Allowance for equity funds used during
     construction                                        138           (3)
  Other                                                  249          211
                                                         387          208

INCOME BEFORE INTEREST CHARGES                         8,142       10,104

INTEREST CHARGES
  Interest on long-term debt                           5,296        4,840
  Interest on short-term debt and other                1,378        1,198
  Allowance for borrowed funds used
     during construction                                (286)        (167)
                                                       6,388        5,871

NET INCOME                                             1,754        4,233

  Preferred stock dividends                               66           66

NET INCOME FOR COMMON STOCK                         $  1,688     $  4,167





      The accompanying notes to financial statements as they relate to WTU are an integral part of these statements.

                           WEST TEXAS UTILITIES COMPANY

                                  BALANCE SHEETS


                                                   March 31,    December 31,
                                                      1996         1995
                                                   (unaudited)  (audited)
ASSETS                                                    (thousands)

 ELECTRIC UTILITY PLANT
     Production                                  $  430,640    $   427,547
     Transmission                                   200,028        199,055
     Distribution                                   331,545        326,337
     General                                         88,909         84,326
     Construction work in progress                   25,847         32,686
                                                  1,076,969      1,069,951

  Less - Accumulated depreciation and
    amortization                                    397,420        389,379
                                                    679,549        680,572

CURRENT ASSETS
     Cash                                               308            717
     Accounts receivable                             24,806         28,923
     Materials and supplies, at average cost         16,456         16,660
     Fuel inventory,  at average cost                 8,204          8,281
     Coal inventory, at LIFO cost                     5,406          5,545
     Accumulated deferred income taxes                4,646          5,328
     Prepayments and other                            1,452          1,042
                                                     61,278         66,496

DEFERRED CHARGES AND OTHER ASSETS
     Deferred Oklaunion costs                        25,160         26,092
     Restructuring costs                             12,269         12,741
     Other                                           31,060         29,713
                                                     68,489         68,546

                                                 $  809,316     $  815,614









    The accompanying notes to financial statements as they relate to WTU are an integral part of these statements.

                             WEST TEXAS UTILITIES COMPANY

                                  BALANCE SHEETS


                                                   March 31,    December 31,
                                                      1996         1995
                                                  (unaudited)    (audited)
CAPITALIZATION AND LIABILITIES                            (thousands)

CAPITALIZATION
  Common stock:  $25 par value
     Authorized shares: 7,800,000
     Issued and outstanding shares: 5,488,560    $   137,214    $   137,214
  Paid-in capital                                      2,236          2,236
  Retained earnings                                  122,459        125,770
                                                     261,909        265,220

  Preferred stock                                      6,291          6,291
  Long-term debt                                     274,120        273,245
                                                     542,320        544,756

CURRENT LIABILITIES

  Advances from affiliates                            33,117         19,820
  Payables to affiliates                               9,979          8,244
  Accounts payable                                     9,733         20,611
  Accrued taxes                                        5,676         13,182
  Accrued interest                                     7,775          6,081
  Over-recovered fuel costs                            1,273          4,060
  Refund due customers                                 1,849          1,812
  Other                                                3,396          3,121
                                                      72,798         76,931

DEFERRED CREDITS
  Accumulated deferred income taxes                  146,179        145,130
  Investment tax credits                              30,230         30,561
  Income tax related regulatory liabilities,
     net                                              13,918         14,464
     Other                                             3,871          3,772
                                                     194,198        193,927

                                                  $  809,316     $  815,614







       The accompanying notes to financial statements as they relate to WTU are an integral part of these statements.

                           WEST TEXAS UTILITIES COMPANY

                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                        Three Months Ended
                                                            March 31,
                                                         1996         1995
OPERATING ACTIVITIES                                        (thousands)
     Net Income                                      $  1,754     $  4,233
     Non-cash Items Included in Net Income
         Depreciation and amortization                  9,672        8,411
         Deferred income taxes and investment
           tax credits                                    854          239
         Regulatory assets established for
           restructuring charges                          472           --
         Allowance for equity funds used during
           construction                                  (138)           3
     Changes in Assets and Liabilities
         Accounts receivable                            4,117       (3,389)
         Accounts payable                              (6,730)      (1,440)
         Accrued taxes                                 (7,506)      (4,204)
         Over-recovered fuel costs                     (2,787)       1,424
         Other                                          1,571       (4,100)
                                                        1,279        1,177

INVESTING ACTIVITES
     Construction expenditures                         (9,607)      (9,311)
     Allowance for borrowed funds used during
       construction                                      (286)        (167)
     Other                                                (85)        (131)
                                                       (9,978)      (9,609)

FINANCING ACTIVITIES
     Proceeds from issuance of long-term debt              --       39,547
     Change in advances from affiliates                13,297      (29,723)
     Payment of dividends                              (5,000)         (66)
     Other                                                 (7)          --
                                                        8,290        9,758

NET CHANGE IN CASH AND CASH EQUIVALENTS                  (409)       1,326
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          717        2,501
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $     308     $  3,827

SUPPLEMENTARY INFORMATION
     Interest paid less amounts capitalized         $   3,733     $  5,955
     Income taxes paid                              $   1,220     $  7,662








     The accompanying notes to financial statements as they relate to WTU are an integral part of these statements.

WEST TEXAS UTILITIES COMPANY

RESULTS OF OPERATIONS

COMPARISON OF THE QUARTERS ENDED MARCH 31, 1996 AND 1995.


     Net Income for Common Stock. Net income for common stock decreased 59% to $1.7 million during the first quarter of 1996 from $4.2 million in the first quarter of 1995. The decrease was due primarily to increased other operating expenses and depreciation and amortization.

     Electric Operating Revenues. Electric operating revenues increased $5.9 million, or 8%, in the first quarter of 1996 as compared to the first quarter of 1995. This increase was attributable primarily to a $5.9 million increase in fuel revenues due primarily to increased fuel cost and purchased power as discussed below.

     Fuel. Fuel expense increased $0.8 million, or 3%, for the first quarter of 1996 as compared to the first quarter of 1995 due primarily to an increase in average unit fuel costs from $2.03 per MMbtu in 1995 to $2.06 per MMbtu in 1996, which resulted from higher spot market natural gas prices.

     Purchased Power. Purchased power increased $4.6 million during the first quarter of 1996 as compared to the first quarter of 1995, primarily as a result of additional economy energy purchases made during the first quarter of 1996.

     Other Operating. Other operating expenses increased $2.4 million, or approximately 17%, in the first quarter of 1996 as compared to the first quarter of 1995 due primarily to increased transmission expenses associated with the completion and placement in service of a new HVdc tie in the third quarter of 1995 and increased expenses associated with regulatory activity. Also contributing to the increase was the amortization of a regulatory asset established in the fourth quarter of 1995 in accordance with the WTU Stipulation and Agreement.

     Depreciation and Amortization. Depreciation and amortization expenses increased approximately $1.6 million during the first quarter of 1996 as compared to the first quarter of 1995 due primarily to increases in depreciable property and the accelerated amortization of deferred Oklaunion plant costs and other amortization of regulatory assets established in 1995 in accordance with the WTU Stipulation and Agreement.

     Income Taxes. Income taxes decreased $1.4 million in the first quarter of 1996 as compared to the first quarter of 1995 due primarily to lower pre-tax income.

INDEX TO APPLICABLE NOTES TO FINANCIAL STATEMENTS BY REGISTRANT





NOTE 1.   PRINCIPLES OF PREPARATION          CSW, CPL, PSO, SWEPCO, WTU

NOTE 2.   LITIGATION AND REGULATORY          CSW, CPL, PSO, SWEPCO, WTU
            PROCEEDINGS

NOTE 3.   COMMITMENTS AND CONTINGENT         CSW, CPL, PSO, SWEPCO, WTU
            LIABILITIES

NOTE 4.   DIVIDENDS                          CSW, CPL, PSO, SWEPCO, WTU

NOTE 5.   CSW EARNINGS AND DIVIDENDS PER     CSW
           SHARE OF CSW COMMON STOCK

NOTE 6.   LONG TERM FINANCING                CSW, PSO

NOTE 7.   DISCONTINUED OPERATIONS            CSW

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.  PRINCIPLES OF PREPARATION

     The condensed financial statements of the Registrants included herein have been prepared by each Registrant pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although each Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's combined Annual Report on Form 10-K for the year ended December 31, 1995.

     The unaudited financial information furnished herewith reflects all adjustments which are, in the opinion of management of such Registrant, necessary for a fair statement of the results of operations for the interim periods. Information for quarterly periods is affected by seasonal variations in sales, rate changes, timing of fuel expense recovery and other factors.

     The financial statements of SEEBOARD, CSW (UK) and CSW
Investments, which are included in CSW's consolidated financial statements, have been translated from British pounds to U.S. dollars in accordance with SFAS No. 52. All balance sheet accounts are translated at the exchange rate at March 31, 1996 and all income statement items are translated at the average exchange rate for the applicable period. At March 31, 1996, the current exchange rate was approximately 1.00 pound=$1.52 and the average exchange rate for the period was approximately 1.00 pound=$1.53. All resulting translation adjustments are recorded directly to Foreign Currency Translation Adjustment on the consolidated balance sheets. Cash flow statement items are translated at a combination of average, historical and current exchange rates. The effect of the changes in exchange rates on cash and cash equivalents, resulting from the translation of items at the different exchange rates, is shown on CSW's Consolidated Statements of Cash Flows in Effect of Exchange Rate Changes on Cash and Cash
Equivalents.

     Certain financial statement items for prior years have been reclassified to conform to the 1996 presentation.


2.  LITIGATION AND REGULATORY PROCEEDINGS

     See the Registrants' combined Annual Report on Form 10-K for the year ended December 31, 1995 for additional discussion of litigation and regulatory proceedings. Reference is also made to PART II - ITEM
1. for additional discussion of litigation matters.

CPL Rate Review
     On November 6, 1995, CPL filed with the Texas Commission a request to increase its retail base rates by $71 million and reduce its annual retail fuel factors by $17 million. The net effect of these proposals would result in an increase of $54 million, or 4.6%, in total annual retail revenues based on a test year ended June 30, 1995. CPL's filing also sought to reconcile $229 million of fuel costs incurred during the period July 1, 1994 through June 30, 1995. CPL's previous request to reconcile fuel costs from March 1, 1990 to June 30, 1994 in Docket No. 13650 was consolidated with the current rate review. If the requested increase and other adjustments in rate structure are approved, CPL will commit not to increase its base rates prior to January 1, 2001, subject to certain force majeure events.

     On April 30, 1996, CPL implemented new fuel factors that will lower fuel costs to its retail customers by $25 million annually. The lower fuel factors result primarily from the projected decline in CPL's fuel costs during the twelve-month period following the implementation of the new factors. On May 9, 1996, CPL placed a $70 million base rate increase into effect under bond. The bonded rates are subject to refund based on the final order of the Texas Commission. When combined with the fuel factor reduction, the net result is an increase in annual retail revenues of $45 million, or 3.8%.

     On May 10, 1996, CPL and other parties to the fuel reconciliation phase of the current rate review filed the CPL 1996 Fuel Agreement with the Texas Commission that, if approved, would reconcile CPL's fuel costs through June 1995. A final order implementing the settlement is expected in June 1996 and if approved, a one-time fuel refund of $23 million will be made to customers in July 1996. As a condition of the settlement, CPL agreed not to seek recovery of $6 million of fuel and fuel related costs incurred during the reconciliation period. The additional amount of the refund results from an over-recovery of fuel costs during the reconciliation period and will not have a material impact on CPL's results of operations or financial condition.

     In a preliminary order issued December 21, 1995, the Texas Commission expanded the scope of the rate review to address certain competitive issues facing the electric utility industry. CPL made a supplemental filing on April 1, 1996, addressing a recommended model, the CPL Industry Restructuring Model, for restructuring the electric industry within ERCOT. The following additional competitive issues were also addressed in the April 1 filing: (i) the calculation of rates on an unbundled or functional basis (i.e., generation, transmission and distribution); (ii) the current value of CPL's generating assets as compared to estimates of the market value of such assets under alternate future industry structures; (iii) the application of performance based ratemaking; (iv) potential revisions in the methodology of reconciling and recovering fuel costs; and (v) the Texas Commission's authority to introduce competition in the electric utility industry under existing law.

     In addition to a discussion of the proposed CPL Industry Restructuring Model, the April 1 supplemental filing included: (i) estimates of CPL's potential stranded cost based upon various possible structures of the electric industry and under several energy price scenarios; and (ii) a recommendation that the potential stranded cost not be quantified in rates until any changes in the electricity market and structure of utilities in Texas are known.

     The proposed CPL Industry Restructuring Model provides for all non-nuclear electric generation within ERCOT, which encompasses almost the entire state of Texas, to become a part of a competitive wholesale bulk power pool. Development of a competitive wholesale bulk power market for all electricity produced within ERCOT would allow electric providers to obtain the lowest-cost electricity and pass those savings on to all of their customers. The power pool would be run by an independent system operator responsible for ensuring reliability and fairness. All investor-owned utilities, electric cooperatives, municipal utilities, independent power producers and any other generators of electricity would be required to participate in the power pool. Power pools of the kind discussed in CPL's filing are often referred to as Poolcos.

     Utility companies currently owning all or a portion of a nuclear power plant, including CPL, would continue to include in the cost of delivering electricity all reasonable costs associated with those investments through the rates of their regulated wires. Taking this approach allows electric utilities to continue to recover costs previously determined as prudently incurred while allowing customers to continue receiving the benefit of lower-cost nuclear fuel. The approach also greatly reduces CPL's potential stranded cost risk, which CPL has estimated could range anywhere from approximately zero under the CPL Industry Restructuring Model to approximately $3.7 billion in a worst case scenario where all customers would immediately be allowed to choose their electric suppliers (i.e. retail wheeling) without compensation to CPL for any of its prudently incurred costs. The amount of CPL's potential stranded cost could vary significantly within the range depending upon a number of presently unknown factors, including the extent to which CPL is compensated for its reasonable costs and the time frame over which retail wheeling would be implemented, if at all. The CPL Industry Restructuring Model does not permit the implementation of retail wheeling.

     CPL's support of its proposed industry structure is contingent upon formation of a significant consensus endorsing the Poolco model. The model is expected to be discussed primarily in the Texas Commission's ongoing industry restructuring project and would, in any event, require action by the Texas Legislature. Even if a Poolco model were adopted by the Texas Legislature in 1997, CPL believes that the earliest that the Poolco would be able to begin operation would be 2001.

     After completion of hearings in all phases of the rate case, which began in late February 1996 and are expected to conclude during the third quarter of 1996, the ALJs assigned to hear the case will issue a proposal for decision for consideration by the Texas Commission. Testimony filed by parties to the rate case, including the Staff of the Texas Commission, is not binding on either the ALJs or the Texas Commission. A final decision on the rate request is not anticipated from the Texas Commission prior to January 1997.

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

     On September 22, 1995, WTU, along with other major parties to the above described matters, filed with the Texas Commission a joint stipulation and agreement to resolve all of these matters. On November 9, 1995, the Texas Commission rendered a final order that implemented the WTU Stipulation and Agreement, ending the rate proceeding and fuel reconciliation in Docket No. 13369 and the remand, designated Docket No. 13949, to the Texas Commission by the Supreme Court for the deferred accounting treatment of Oklaunion Power Station Unit No. 1 originally authorized by the Texas Commission in Docket No. 7289. The final order also set into motion the actions required to seek a remand of the appeal of Docket No. 7510 to the Texas Commission to implement a final order consistent with the WTU Stipulation and Agreement.

     On December 8, 1995, all parties to the appeals filed a joint motion with the Supreme Court and, on December 22, 1995, the Supreme Court approved the joint motion to withdraw and dismissed the case.

On April 15, 1996, the Court of Appeals issued a mandate in the proceeding. This mandate, directed to the Travis County District Court, will permit the proceeding to return to the Texas Commission. The date of final action by the Texas Commission in this matter is not known.


3.  COMMITMENTS AND CONTINGENT LIABILITIES

Termination of El Paso Merger
     In May 1993, CSW entered into a Merger Agreement pursuant to which El Paso would have emerged from bankruptcy as a wholly owned subsidiary of CSW. As previously reported, on June 9, 1995, following CSW's notification that it was terminating the Merger Agreement, El Paso filed a suit against CSW seeking a $25 million termination fee from CSW, additional unspecified damages, punitive damages, interest as permitted by law and certain other costs. On June 15, 1995, CSW filed suit against El Paso seeking a $25 million termination fee from El Paso due to El Paso's breach of the Merger Agreement, at least $3.6 million in rate case expenses incurred by CSW on behalf of El Paso related to state regulatory merger proceedings and a declaratory judgment that CSW properly terminated the Merger Agreement.

     The United States Bankruptcy Court for the Western District of Texas, Austin Division, consolidated the El Paso suit and the CSW suit into one adversary proceeding. CSW is the named plaintiff in the consolidated adversary proceeding. A trial date of November 19, 1996 has been set for the lawsuit.

     Although CSW believes that it has substantial defenses to El Paso's claims and intends to defend El Paso's claims and pursue CSW's claims vigorously, CSW cannot presently predict the outcome of the lawsuit. However, if the lawsuit is decided adversely to CSW, it could have a material adverse effect on CSW's consolidated results of operations and financial condition.

CSW Energy Projects and Commitments
     CSW Energy, a wholly owned subsidiary of CSW, is authorized to develop various independent power and cogeneration facilities and to own and operate such non-utility projects, subject to regulatory approval. The table below summarizes CSW Energy's participation in projects:

                                     Capacity     Commercial
                                      (in Mw)     Operation    Ownership   Thermal
Project          Location          Total    Sold     Date      Interest     Host             Host Utility
Brush II         Brush, CO          68       68   January 1994    47%      Greenhouse    Public Service Company
                                                                                              of Colorado
Ft. Lupton       Ft. Lupton, CO    272      272   June 1994       50%      Greenhouse    Public Service Company
                                                                                              of Colorado
Mulberry         Polk County, FL   120      110   August 1994     50%      Distilled     Florida Power Corporation
                                                                           Water/Ethanol
                                                                           Plant
Orange Cogen     Polk County, FL   103       97   June 1995       50%      Orange Juice  Florida Power Corporation
                                                                           Processor     Tampa Electric Company
Phillips Sweeny  Sweeny, TX        300       90*  Mid 1998        50%      Refinery      Undetermined*

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

August 1994 and added 120 MW of on-line capacity of which CSW Energy owns 50%. CSW Energy's maximum potential liability under the fixed price contract is $29 million which will decrease to zero in August 1996. As of March 31, 1996, CSW has provided additional support to the project totaling approximately $3 million.

     CSW Energy has entered into a purchase agreement on the Ft. Lupton project to provide $85 million upon the occurrence of certain events. As of March 31, 1996, $45 million has been paid and CSW has provided a guarantee for $40 million. Additionally, CSW Energy has provided four letters of credit to the project totaling $19 million. The following table summarizes the investments and commitments in the projects at March 31, 1996.

                                                  Letters of Credit
Project                                   Equity   and Guarantees    Loans
                                                     (millions)

Brush II                                   $15.3      $   --         $  --
Ft. Lupton                                  45.2        58.9            --
Mulberry                                    24.0        32.3            --
Orange Cogen                                53.2         2.3            --
Phillips Sweeny                               --         3.0           5.8
Newgulf                                     10.5          --            --
Various developmental projects               8.3         7.0           9.7

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

     For further information relating to litigation associated with CPL nuclear insurance claims, reference is made to PART II - ITEM 1.

PSO PCB Cases
     For information regarding the commitments and contingent liabilities relating to the PSO's PCB cases, reference is made to PART II - ITEM 1.

SWEPCO Suspected Biloxi, Mississippi MGP Site
     As previously reported, SWEPCO was notified by Mississippi Power in 1994 that it may be a PRP at a MGP site in Biloxi, Mississippi, formerly owned and operated by a predecessor of SWEPCO. SWEPCO has worked with Mississippi Power since then to investigate the extent of contamination at this site. The MDEQ approved a site investigation work plan and, in 1995, SWEPCO and Mississippi Power initiated sampling pursuant to that work plan. Contamination at the site was identified as a result of the investigation of the property and adjacent properties. Soil and grounds water test results were sent to the MDEQ for review and comment. The test results confirmed the contamination on the property and indicated the possibility of contamination of an adjacent property. A risk assessment was submitted to the MDEQ for review and comment. The MDEQ's ensuing comments requested that a future residential exposure scenario be evaluated for comparison with commercial and industrial exposure scenarios. This phase is scheduled for the second quarter of 1996. A final range of cleanup costs has not been determined, but based on preliminary estimates, SWEPCO has accrued approximately $2 million for its portion of the cleanup of this site.

SWEPCO's Henry W. Pirkey Power Plant
     In connection with the lignite mining contract for its Henry W. Pirkey Power Plant, SWEPCO has agreed, under certain conditions, to assume the obligations of the mining contractor. As of March 31, 1996, the maximum SWEPCO would have to assume is $66.5 million. The maximum amount may vary as the mining contractor's need for funds fluctuates. The contractor's actual obligation outstanding as of March 31, 1996 was approximately $59.5 million.


4.  DIVIDENDS

     The U.S. Electric Operating Companies' mortgage indentures, as amended and supplemented, contain certain restrictions on the use of their retained earnings for cash dividends on their common stock. These restrictions do not limit the ability of CSW to pay dividends to its shareholders. At March 31, 1996, approximately $1.8 billion of the subsidiary companies' retained earnings were available for payment of cash dividends by such subsidiaries to CSW. At March 31, 1996, the amount of retained earnings available for payment of cash dividends to CSW by the U.S. Electric Operating Companies was as follows:

            CPL - $748 million         PSO - $149 million
            SWEPCO - $306 million      WTU - $122 million


5.  CSW EARNINGS AND DIVIDENDS PER SHARE OF COMMON STOCK

     Earnings per share of common stock are computed by dividing net income for common stock by the average number of common shares outstanding for the respective periods. Dividends per common share reflect per share amounts paid during the periods.


6.  LONG TERM FINANCING

     In February 1996, PSO filed a shelf registration statement with the SEC for the sale of up to $75 million of Senior Notes. During March and April of 1996, PSO issued $30 million and $10 million of MTNs, respectively, at varying interest rates and maturity dates. The interest rates for the separate issues ranged from 5.89 to 6.43% with maturity dates of 2000-2001. The proceeds of the issues were used to repay a portion of PSO's short -term borrowings and to also reimburse PSO's treasury for the scheduled maturity of $25 million aggregate principal amount of FMBs.

7.  DISCONTINUED OPERATIONS

     In January 1996, CSW announced it was exploring strategic alternatives for its investment in Transok, including a possible sale. On May 9, 1996, CSW entered into an agreement with Tejas pursuant to which Transok will be sold to Tejas, subject to the satisfaction of certain conditions, for an aggregate purchase price of approximately $890 million, including approximately $690 million in cash and approximately $200 million in existing long term debt that will remain with Transok after the sale. The sale is expected to be completed in the second quarter of 1996. Accordingly, the results of operations for Transok have been reported as discontinued operations and prior periods have been restated for consistency. For additional information related to this sale, reference is made to MD&A. RECENT DEVELOPMENTS AND TRENDS.

     Operating results of Transok for the three months ended March 31, 1996 and 1995 are summarized in the following table.

                                             For the Three Months
                                                Ended March 31,
                                                 1996     1995
                                                  (millions)

Total revenue                                    $255     $160

Operating income before income taxes              $15       $8

Earnings before income taxes                      $12       $7
Income taxes                                        4        2
Net income from discontinued operations            $8       $5

     The net assets of Transok included in CSW's Consolidated Balance Sheets at March 31, 1996 and December 31, 1995, are summarized in the following table.

                                               March 31,  December 31,
                                                  1996       1995
                                                    (millions)

Net gas fixed assets                              $633       $632
Current assets                                     100         81
Deferred charges and other assets                   53         52
Current liabilities                               (131)      (123)
Long term debt                                    (200)      (200)
Deferred credits and other liabilities            (121)      (116)
Net assets                                        $334       $326

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Registrants' combined Annual Report on Form 10-K for the year ended December 31, 1995. Reference is also made to each Registrant's unaudited Financial Statements and related Notes to Financial Statements included herein. The information included therein should be read in conjunction with, and is essential in understanding, the following discussion and analysis.


RESULTS OF OPERATIONS

     Reference is made to ITEM 1. Financial Statements for each of the Registrants' Results of Operations.


RECENT DEVELOPMENTS AND TRENDS

Sale of Transok
     In January 1996, CSW announced it was exploring strategic alternatives for its investment in Transok, including a possible sale. On May 9, 1996, CSW entered into an agreement with Tejas pursuant to which CSW will sell Transok to Tejas, subject to the satisfaction of certain conditions. In consideration of the sale, CSW will receive approximately $890 million (consisting of approximately $690 million in cash and approximately $200 million in existing long term debt that is to remain with Transok after the sale), subject to adjustment under certain circumstances. The transaction will be effected through a merger of a newly-formed wholly owned subsidiary of Tejas into Transok, with Tejas holding all of the outstanding capital stock of Transok after the merger.

     Assuming all conditions to the consummation of the sale are satisfied, it is anticipated that the sale of Transok will be consummated by June 30, 1996. CSW expects to record a material gain in the period the Transok sale is completed and to use the proceeds from the sale to repay outstanding borrowings under the CSW Credit Agreement and, to the extent any proceeds remain, for general corporate purposes.

     Transok is an intrastate natural gas gathering, transmission, marketing and processing company that provides natural gas services to the U.S. Electric Operating Companies, predominantly PSO, and to non-affiliated gas customers throughout the United States. Subsequent to the sale of Transok to Tejas, Transok will continue to supply gas to PSO under the existing supply agreement between PSO and Transok. It is also anticipated that Transok will continue to supply gas to the other U.S. Electric Operating Companies after the sale. Transok's natural gas facilities are located in Oklahoma, Louisiana and Texas.

     For additional information, reference is made to NOTE 7.
DISCONTINUED OPERATIONS.

Competition and Industry Challenges
     As previously reported, on March 29, 1995, consistent with the direction of the Energy Policy Act, the FERC announced in a NOPR a requirement that each public utility that owns and controls transmission facilities in interstate commerce must unbundle its services and file open access transmission tariffs under which such utility will offer comparable open access transmission services to its transmission customers. In addition, the FERC revised its proposed mechanisms by which utilities will be permitted to recover stranded investment costs expected to be brought about by the proposed changes. On August 7, 1995, CSW filed comments on the proposed approach in the NOPR with the FERC.

     On April 24, 1996, the FERC issued Order 888 which is the final comparable open access transmission rule. The provisions of the final rule are similar to the provisions of the NOPR in that they provide for comparable service between utilities and their transmission customers by requiring utilities to take service under their open access tariffs for all of their new wholesale sales and purchases and by requiring utilities to rely on the same transmission information network that their transmission customers rely on to make wholesale purchases and sales. The final rule also reaffirms the FERC's position that utilities are entitled to recover all legitimate, prudent and verifiable stranded costs determined by a formula based upon the revenues lost method through direct assignments charges to departing customers.

     The final rule requires holding companies to offer single system rates. However, the rule grants CSW an exemption whereby CSW will be given an opportunity to propose a solution that will provide comparability to all wholesale users whereby the rates, terms and conditions for the CSW ERCOT companies (CPL and WTU) would be permitted to differ from those offered by the CSW Southwest Power Pool companies (PSO and SWEPCO). CSW, along with all FERC jurisdictional utilities, will have to file open access tariffs that conform to the provisions of the pro forma tariff included as part of the final rule by July 9, 1996. CSW will then have until December 31, 1996, to file a system-wide tariff that will replace the conforming tariffs upon FERC approval.


CAPITAL REQUIREMENTS, LIQUIDITY AND FINANCING

Construction Expenditures
     CSW's construction expenditures totaled $102 million for the three months ended March 31, 1996. Such expenditures for the U.S. Electric Operating Companies totaled $21 million, $18 million, $16 million and $10 million, for CPL, PSO, SWEPCO and WTU, respectively. Construction expenditures were primarily for improvements to existing production, transmission and distribution facilities. The improvements are required to meet the needs of new customers and to satisfy the changing requirements of existing customers. CSW anticipates that the majority of all funds required for construction for the remainder of the year will be provided from internal sources.

SEEBOARD Acquisition Financing
     On November 6, 1995, CSW, indirectly through CSW (UK), commenced a cash tender offer in the United Kingdom for all of the outstanding shares of capital stock of SEEBOARD. At March 31, 1996, CSW had acquired or received valid acceptances in respect of, approximately 96% of SEEBOARD's outstanding share capital and at April 25, 1996, CSW had control of 100% of the company.

     The aggregate adjusted purchase price paid for SEEBOARD was approximately 1.4 billion pounds (approximately $2.1 billion assuming average exchange rates during the purchase period). As of March 31, 1996, CSW had contributed approximately $829 million of the purchase price to complete the acquisition of SEEBOARD shares in connection with the Tender Offer. CSW initially obtained such funds through borrowings under the $850 million CSW Credit Agreement. Borrowings under the CSW Credit Agreement are unsecured and mature on November 6, 2000, subject to prepayment by CSW at any time. On February 28, 1996, CSW used the $398 million net proceeds from its February 1996 common stock offering to repay a portion of these borrowings. CSW anticipates that the remaining amounts owed under the CSW Credit Agreement will be repaid through a combination of internally generated funds, additional sales of CSW Common (including sales through CSW's

Thrift Plan and PowerShare Dividend Reinvestment and Stock Purchase
Plan) and the proceeds from the sale of Transok.

     CSW (UK) obtained the additional funds necessary for the Tender Offer from capital contributions and loans made to CSW (UK) by its sole shareholder, CSW Investments, which arranged the CSW Investments Credit Facility for that purpose. As of April 30, 1996, CSW Investments had outstanding approximately 794 million pounds (approximately $1.2 billion assuming the prevailing exchange rate on that date) under the CSW Investments Credit Facility. CSW Investments anticipates that amounts borrowed under the CSW Investments Credit Facility will be repaid through dividends and other amounts received, indirectly through CSW
(UK), from SEEBOARD. Neither CSW nor CSW International, the indirect parent of CSW Investments and CSW (UK), has guaranteed or is otherwise subject to recourse for amounts borrowed under the CSW Investments Credit Facility. In addition to the foregoing, CSW (UK) issued notes of approximately 62 million pounds (approximately $94 million assuming the prevailing exchange rate on that date) to acquire shares of SEEBOARD.

Short-Term Financing
     The CSW System uses short-term debt to meet fluctuations in working capital requirements and other interim capital needs. The Registrants, together with other subsidiaries of CSW, have established a money pool to coordinate short-term borrowings and to make borrowings outside the money pool through CSW's issuance of commercial paper. As of March 31, 1996, CSW had two revolving credit facilities totaling $1.2 billion to back up its commercial paper program.

Long-Term Financing
     The CSW System is committed to maintaining financial flexibility by maintaining a strong capital structure and favorable securities ratings which help to assure future access to capital markets when required. At March 31, 1996, the capitalization ratios of each of the Registrants is presented in the following table. The capitalization ratio of CSW has been significantly impacted by the amount of indebtedness utilized to finance the SEEBOARD acquisition.

                          Common              Long
                          Stock   Preferred   Term
                          Equity    Stock     Debt

                 CSW        41%       4%       55%
                 CPL        45%       8%       47%
                 PSO        53%       2%       45%
                 SWEPCO     51%       4%       45%
                 WTU        48%       1%       51%

PSO Financings
     PSO issued MTNs, Series A under a $75 million shelf registration statement aggregating $30 million in March 1996 and an additional $10 million in April 1996. The proceeds were used to repay a portion of PSO's short-term borrowings and to reimburse PSO's treasury for the scheduled maturity of $25 million aggregate principal amount of FMBs on March 1, 1996. PSO may offer the remaining $35 million available under its shelf registration statement from time to time subject to market conditions and other factors. The proceeds of any such additional offering may be used to redeem FMBs, repay short-term debt or provide working capital.

SWEPCO Cajun Asset Purchase Proposal
     On April 19,1996, SWEPCO, the Members Committee and Entergy Gulf States filed the SWEPCO Plan in the United States Bankruptcy Court for the Middle District of Louisiana pursuant to which, among other things, SWEPCO would directly or indirectly acquire all of the non-nuclear assets of Cajun for approximately $405 million in cash. On April 22, 1996, the Cajun Trustee filed a competing plan of reorganization under which NRG and Zeigler would acquire the non-nuclear assets of Cajun. If the conditions to the consummation of the SWEPCO Plan are met and the plan is approved by the bankruptcy court, CSW and SWEPCO expect to raise the $405 million required to consummate the acquisition of Cajun's non-nuclear assets through a combination of internally generated funds and external borrowings. See PART II -
ITEM 5. for additional information relating to the Cajun Asset
Purchase Proposal.

Regulatory Matters
     Reference is made to NOTE 2. LITIGATION AND REGULATORY
PROCEEDINGS for a discussion of CPL's regulatory matters.

New Accounting Standards
     As previously reported, in March 1995, the FASB issued SFAS No. 121 to be effective for financial statements for fiscal years beginning after December 15, 1995. The statement establishes a two-fold test for identification and quantification of an impaired asset.

     The Registrants adopted SFAS No. 121 effective January 1, 1996. The adoption of SFAS No. 121 did not have a significant impact on their results of operations or financial condition. Under the current regulatory environment, the Registrants do not expect SFAS No. 121 to have a significant impact on their results of operations or financial condition. However, future developments in the electric industry and utility regulation could jeopardize the full recovery of the carrying cost of certain investments. Consequently, the Registrants are monitoring the changing conditions facing the electric utility industry.

Litigation Relating to Termination of El Paso Merger
     For information regarding the commitments and contingent liabilities relating to the termination of the Merger, reference is made to NOTE 3. COMMITMENTS AND CONTINGENT LIABILITIES.

PART II - OTHER INFORMATION

     For background and earlier developments relating to PART II information reference is made to each Registrants' combined Annual Report on Form 10-K for the year ended December 31, 1995.


ITEM 1.  LEGAL PROCEEDINGS.

CPL Nuclear Insurance Claims
     In a letter dated August 24, 1994, CPL filed a claim under the NEIL I policy relating to the 1993-1994 outage at STP Units 1 and 2. NEIL formally denied CPL's claim on November 21, 1995. On April 9, 1996, CPL filed an action in state district court in Corpus Christi, Texas, against NEIL and Johnson & Higgins of Texas, Inc., the former insurance broker at STP, seeking recovery under the policy and other relief. NEIL responded by filing a suit against CPL on April 16, 1996, in federal district court in New York seeking a declaratory judgment to enforce an arbitration provision contained in the policy. CPL intends to vigorously assert its rights to recovery under the NEIL I policy, but cannot predict the ultimate outcome of these matters. CPL's management believes that the resolution of these actions will not have a material adverse effect on its results of operations or financial condition.

PSO PCB Cases
     As previously reported, PSO has been named a defendant in complaints filed in federal and state courts in Oklahoma in 1984, 1985, 1986, 1993 and 1996. The complaints allege, among other things, that some of the plaintiffs and the property of other plaintiffs were contaminated with PCBs and other toxic by-products following certain incidents, including transformer malfunctions, in April 1982, December 1983 and May 1984. To date, all complaints, except for claims filed in February 1996 for additional unspecified actual and punitive damages, have been dismissed, certain of which resulted in settlements among the parties. Management believes that PSO has defenses to the remaining complaints and intends to defend the suits vigorously. Moreover, management believes that the remaining complaints are covered under insurance. Management also believes that the ultimate resolution of the remaining complaints will not have a material adverse effect on PSO's consolidated results of operations or financial condition.

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

PSO Burlington Northern Arbitration
     In May 1994, in an arbitration related to the Burlington Northern coal transportation contract described above, an arbitration panel made an award in favor of PSO concerning basic transportation rates under the coal transportation contract and concerning the contract mechanism for adjustment for future transportation rates. This arbitration award was then the subject of litigation in the United States District Courts for the Northern Districts of Oklahoma and Texas and the United States Court of Appeals for the Tenth Circuit.
In December 1994, the United States District Court for the Northern District of Oklahoma entered judgment for PSO confirming the arbitration award and granting PSO a $16.4 million money judgment. In

December 1995, this litigation was settled as part of the compromise settlement of the related transportation contract litigation described above. Under the settlement, that portion of the District Court's judgment granting PSO a $16.4 million money judgment was released and satisfied of record, and that portion of the judgment confirming the arbitration award as to basic transportation rates for the balance of the contract term and the mechanism for adjustment of future transportation rates became final and is in full force and effect.

SWEPCO Burlington Northern Transportation Contract
     On January 20, 1995, a state district court in Bowie County, Texas entered judgment in favor of SWEPCO against Burlington Northern in a lawsuit regarding rates charged under two rail transportation contracts for delivery of coal to SWEPCO's Welsh and Flint Creek power plants. The court awarded SWEPCO approximately $72 million covering damages for the period from April 27, 1989 through September 26, 1994, post-judgment interest and attorneys' fees and granted certain declaratory relief requested by SWEPCO. Burlington Northern appealed the state district court's judgment to the Texarkana, Texas Court of Appeals. On April 30, 1996, the Texarkana, Texas court of appeals reversed the judgment of the state district court. SWEPCO is reviewing the court of appeals decision and is considering its options for further action in this case.

WTU Burlington Northern Transportation Contract
     Prior to the expiration of a coal transportation contract in October 1995, all coal used at Oklaunion was transported approximately 1,100 miles to the plant by Burlington Northern. Subsequently, coal has been transported in Burlington Northern supplied rail cars pursuant to a tariff filed with the Interstate Commerce Commission, whose authority in the matter was transferred to the Surface Transportation Board of the U.S. Department of Transportation, effective January 1, 1996. In a case before such board, WTU challenged the rate filed by Burlington Northern and requested prescription of a reasonable rate by the Surface Transportation Board.

     On May 3, 1996, the Surface Transportation Board issued a final order saying that the rate charged by Burlington Northern since
October 1995 is unreasonably high and ordered Burlington Northern to reduce the rate and pay reparations for the period of time the rate was in dispute. As a result of the order, WTU anticipates that its cost of coal transportation through Burlington Northern will be reduced by approximately $6 per ton. Although the exact savings have not yet been calculated, the savings in fuel costs will be passed along to WTU's customers.

     The amount of reparation Burlington Northern must pay WTU has not yet been determined. Based on the order, however, WTU has been overcharged approximately $8.5 million to date. The assessment for reparations will continue until Burlington Northern establishes, within 60 days of the order, a new rate within the order guidelines.

Other Legal Claims and Proceedings
     The CSW System is party to various other legal claims and proceedings arising in the normal course of business. Management does not expect disposition of these matters to have a material adverse effect on the Registrants' results of operations or financial condition. See PART I - NOTE 2. LITIGATION AND REGULATORY
PROCEEDINGS for a discussion CPL's and WTU's regulatory matters.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

CSW
(a) The annual meeting of stockholders of CSW was held on April 18, 1996.

(b)  The stockholders elected five directors at the annual meeting.

     The name of each nominee and the number of shares voted for or against were as follows:

     Nominee                 Votes for         Votes against
     T. J. Ellis            182,420,217         2,889,182
     Thomas H.              182,402,168         2,907,231
     Cruikshank
     Joe H. Foy             182,460,095         2,849,304
     J. C. Templeton        182,383,027         2,926,372
     Lloyd D. Ward          174,335,992        10,973,407

     In addition, stockholders voted to approve the appointment of Arthur Andersen LLP, independent public accountants, as CSW's auditors for 1996, with 184,164,660 votes cast for approval, 588,656 votes cast against approval and 556,083 votes abstaining.

(c)  Other matters voted upon at the annual meeting of stockholders.

     No other matters (other than procedural matters) were voted upon at the annual meeting.


CPL
(a)  The annual meeting of stockholders of CPL was held on April 11, 1996.

(b)  Directors elected at the annual meeting were:

     John F. Brimberry      Pete Morales, Jr.
     E. R. Brooks           S. Loyd Neal, Jr.
     Robert R. Carey        H. Lee Richards
     Glenn Files            Melanie J. Richardson
     Ruben M. Garcia        J.  Gonzalo Sandoval
     David L. Hooper        Gerald E. Vaughn
     Robert A. McAllen

(c)  Other matters voted upon at the annual meeting of stockholders.

     No other matters (other than procedural matters) were voted upon at the annual meeting.

PSO
(a)  The annual meeting of stockholders of PSO was held on April 16, 1996.

(b)  Directors elected at the annual meeting were:

     E. R. Brooks               William R. McKamey
     Harry A. Clarke            Mary M. Polfer
     Glenn Files                Dr. Robert B. Taylor, Jr.
     Paul K. Lackey, Jr.        Robert L. Zemanek
     Paula Marshall-Chapman     Waldo J. Zerger, Jr.

(c)  Other matters voted upon at the annual meeting of stockholders.

     No other matters (other than procedural matters) were voted upon at the annual meeting.


SWEPCO
(a)  The annual meeting of stockholders of SWEPCO was held on April 10, 1996.

(b)  Directors elected at the annual meeting were:

     Richard H. Bremer        Dr.  Frederick E. Joyce
     E. R. Brooks             Michael H. Madison
     James E. Davison         Marvin R. McGregor
     Glenn Files              William C. Peatross
     W. J. Googe, Jr.         Maxine P. Sarpy

(c)  Other matters voted upon at the annual meeting of stockholders.

     No other matters (other than procedural matters) were voted upon at the annual meeting.


WTU
(a)  The annual meeting of stockholders of WTU was held on March 26, 1996.

(b)  Directors elected at the annual meeting were:

     Richard F. Bacon         Dian G. Owen
     E. R. Brooks             James M. Parker
     Paul J. Brower           Dennis M. Sharkey
     T.D. Churchwell          Ted Steans
     Glenn Files              F. L. Stephens
     Tommy Morris

(c)  Other matters voted upon at the annual meeting of stockholders.

     No other matters (other than procedural matters) were voted upon at the annual meeting.

ITEM 5.  OTHER INFORMATION.

CSW Strategic Executive and Organizational Restructuring

     In April 1996, CSW announced organizational and executive changes as CSW prepares for increased competition and for an unbundling of the electric utility industry into generation, transmission, distribution and services segments. Unbundling is expected to provide a more competitive organizational structure for CSW.

     CSW moved its utility and non-utility generation under one organization. On April 12, 1996, Mr. Glenn Files was named to succeed Mr. Harry D. Mattison, who retired on April 30, 1996, as Executive
Vice President of CSW and President and Chief Executive Officer of CSW Electric. Also on April 12, 1996, Mr. Thomas M. Hagan was named Senior Vice President, External Affairs and Ms. Venita McCellon-Allen was named Senior Vice President, Corporate Development.

     Effective May 1, 1996, four executives assumed new duties as presidents of the U.S. Electric Operating Companies as shown below:

               Mr. M. Bruce Evans       President, CPL
               Mr. Michael D. Smith     President, SWEPCO
               Mr. T.D. Churchwell      President, PSO
               Mr. Floyd Nickerson      President, WTU

     Also effective May 1, 1996, Mr. Richard H. Bremer was named president of a new organization that is to provide marketing services as well as new products and services to customers and Mr. Robert L. Zemanek was named president of a new organization that will be responsible for building and maintaining the CSW System's electric transmission and distribution facilities, as well as various administrative services.

SWEPCO Cajun Asset Purchase Proposal
     On April 19, 1996, the Members Committee, SWEPCO and Entergy Gulf States filed the SWEPCO Plan in the U.S. Bankruptcy Court for the Middle District of Louisiana. Under the SWEPCO Plan, SWEPCO would directly or indirectly acquire all of Cajun's non-nuclear assets, including Big Cajun I and Big Cajun II, and would serve the member cooperatives through new wholesale power supply agreements. Cajun's creditors would receive a total value in excess of $1.2 billion, including $405 million in cash from SWEPCO or a SWEPCO subsidiary for the purchase of Big Cajun I, Big Cajun II and other related non-nuclear assets. Under the SWEPCO Plan, the Cajun member cooperatives would make future payments with a net present value ranging from $497 million to $567 million to the RUS, Cajun's largest creditor, by using a portion of the cooperatives' future income from their retail customers. The remaining value to the creditors would come from existing liquid assets and a ratepayer trust fund that was established as part of the bankruptcy procedure. Under the SWEPCO Plan, wholesale rates to the member distribution cooperatives that buy power from Cajun would be reduced from 4.88 cents per KWH to 3.74 cents per KWH which would, in turn, allow the cooperatives to reduce retail rates to residential customers by 20 to 25 percent from current rates.

     Consummation of the SWEPCO Plan is conditioned upon confirmation of the reorganization plan by the bankruptcy court, as well as the receipt by SWEPCO and CSW of all requisite state and federal regulatory approvals. If the conditions to the consummation of the SWEPCO Plan are met and the plan is approved by the bankruptcy court, CSW and SWEPCO expect to raise the $405 million required to consummate the acquisition of Cajun's non-nuclear assets through a combination of internally generated funds and external borrowings.

     On April 22, 1996 the Cajun Trustee filed the Trustee Plan, pursuant to which NRG and Zeigler would indirectly acquire Big Cajun I, Big Cajun II and certain related non-nuclear assets of Cajun for an aggregate purchase price of approximately $1.11 billion in cash, subject to adjustment under certain circumstances. Under the Trustee Plan, Cajun would continue as an electric cooperative and would purchase its energy requirements from an entity to be formed by NRG and Zeigler under a new wholesale power purchase contract to be entered into between such entity and Cajun. The contract rates under the new power purchase contract would generally be fixed at an effective average price of 4.49 cents per KWH, subject to adjustment after five years to reflect changes in operating and maintenance costs. Consummation of the Cajun Plan is conditioned upon, among other things, approval of a definitive asset purchase agreement by the respective boards of directors of NRG and Zeigler, confirmation of the Trustee Plan by the bankruptcy court, and the receipt of all requisite state and federal regulatory approvals.

     In the event the acquisition contemplated by the Trustee Plan is not consummated following execution of a definitive asset purchase agreement, Cajun would be required under certain circumstances to pay to NRG and Zeigler a termination fee of $25 million in the aggregate and reimburse to NRG and Zeigler up to $15 million in respect of expenses incurred by them in connection with the Trustee Plan. A hearing has been scheduled for May 13, 1996 at which the bankruptcy court will address whether or not the termination fee and expense reimbursement provisions of the Trustee Plan would apply in the event the SWEPCO Plan is ultimately confirmed by the bankruptcy court.

     It is currently anticipated that disclosure statements setting forth the details of the SWEPCO Plan and the Trustee Plan will by submitted to Cajun's creditors following bankruptcy court hearings anticipated to be held in August 1996.

     SWEPCO would not acquire Cajun's interest in the River Bend nuclear power generating plant which is owned 70% by Entergy Gulf States and 30% by Cajun, under the SWEPCO Plan. Cajun's interest in River Bend, as well as certain legal and business disputes between Cajun and Entergy Gulf States that have arisen out of such ownership interest, are the subject of a settlement agreement entered into on April 29, 1996 among Cajun, the RUS, and Entergy Gulf States. Under this River Bend settlement, the RUS would be provided with several options for disposing of Cajun's 30% interest in River Bend, and Cajun would be released from all liabilities associated with its interest in River Bend, including potential liabilities arising from pending claims among the parties relating to River Bend, which would be released. Finally, under the River Bend settlement, Cajun would be required to fund its full share of the estimated decommissioning obligation for River Bend by setting aside $125 million in a decommissioning trust fund. The River Bend settlement, which will be advanced independently of the SWEPCO Plan and the Trustee Plan, is subject to approvals by federal and other regulatory and governmental bodies, the board of directors of Entergy Corporation, and the United States District Court before which River Bend-related litigation is pending. Entergy Gulf States has indicated that it will continue to be a proponent of the SWEPCO Plan.

     Cajun filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code on December 21, 1994 and is currently operating under the supervision of the United States Bankruptcy Court for the Middle District of Louisiana.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS:

  (10)    Material Contracts
          Agreement of Merger Between Central and South West Corporation and Tejas Gas Corporation Relating to Transok, Inc.

  (12)    Computation of Ratio of Earnings to Fixed Charges
          CPL - (Exhibit 12.1)
          PSO - (Exhibit 12.3)
          SWEPCO - (Exhibit 12.4)
          WTU - (Exhibit 12.5)

          Computation of Ratio of Earnings to Combined Fixed Charges and
            Preferred Stock Dividends
          CPL - (Exhibit 12.2)

  (27)    Financial Data Schedules
          CSW - (Exhibit 27.1)

(b)  REPORTS FILED ON FORM 8-K:

      CSW
      Item 2.  Acquisition or Disposition of Assets and Item 7.
      Financial Statements and Exhibits, reporting CSW's acquisition of SEEBOARD and financial information related to the acquisition, dated January 10, 1996.

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

      Item 5. Other Events, and Item 7. Financial Statements and Exhibits, reporting SWEPCO's proposal for the purchase of Cajun assets, dated April 19, 1996.

      CPL
      Item 5. Other Events, reporting information related to CPL's rate review, dated February 13, 1996.

      PSO
      Item 5. Other Events, providing unaudited financial information for the year ended December 31, 1995 in connection with a debt offering by PSO, dated February 23, 1996.

      Item 5. Other Events, and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits, reporting information related to a PSO debt offering, dated March 4, 1996.

      SWEPCO
      Item 5. Other Events, and Item 7. Financial Statements and Exhibits, reporting SWEPCO's proposal for the purchase of Cajun assets, dated April 19, 1996.

      WTU
      No reports were filed for WTU.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned Registrant shall be deemed to relate only to matters having reference to such Registrant or its subsidiaries.


                  CENTRAL AND SOUTH WEST CORPORATION


Date:  May 14, 1996              /s/ Wendy G. Hargus
                                 Wendy G. Hargus
                                 Controller and Chief Accounting Officer
                                 (Principal Accounting Officer)



                    CENTRAL POWER AND LIGHT COMPANY
                  PUBLIC SERVICE COMPANY OF OKLAHOMA
                  SOUTHWESTERN ELECTRIC POWER COMPANY
                     WEST TEXAS UTILITIES COMPANY


Date:  May 14, 1996              /s/ R. Russell Davis
                                 R. Russell Davis
                                 Controller and Chief Accounting Officer
                                 (Principal Accounting Officer)