Form 10-Q
period 1996-06-30
CENTRAL & SOUTH WEST CORP
filed 1996-08-14
CIK 18540

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
          (X) COMBINED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1996

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

Common Stock Outstanding at July 31, 1996                          Shares
  Central and South West Corporation                             210,116,819
  Central Power and Light Company                                  6,755,535
  Public Service Company of Oklahoma                               9,013,000
  Southwestern Electric Power Company                              7,536,640
  West Texas Utilities Company                                     5,488,560

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

           CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY COMPANIES

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                  JUNE 30, 1996

                                                                         Page
                                                                        NUMBER

GLOSSARY OF TERMS.........................................................3


PART I - FINANCIAL INFORMATION

     ITEM 1.   Financial Statements.

         Central and South West Corporation and Subsidiary Companies......5

         Central Power and Light Company..................................15

         Public Service Company of Oklahoma...............................24

         Southwestern Electric Power Company..............................32

         West Texas Utilities Company.....................................40

         Notes to Financial Statements....................................46


     ITEM 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................58


PART II - OTHER INFORMATION

     ITEM 1.   Legal Proceedings..........................................63

     ITEM 2.   Changes in Securities................................Inapplicable

     ITEM 3.   Defaults Upon Senior Securities......................Inapplicable

     ITEM 4.   Submission of Matters to a Vote of Security
               Holders..............................................Inapplicable

     ITEM 5.   Other Information..........................................65

     ITEM 6.   Exhibits and Reports on Form 8-K...........................67


SIGNATURES................................................................68

GLOSSARY OF TERMS
The following abbreviations or acronyms used in this text are defined below:

ABBREVIATION OR ACRONYM          DEFINITION

ALJ..............................Administrative Law Judge
Alpek............................Alpek S.A. de C.V.
ANI..............................American Nuclear Insurance
Burlington Northern..............Burlington Northern Railroad Company
Cajun............................Cajun Electric Power Cooperative, Inc.
Cajun Trustee....................Cajun's court appointed trustee in bankruptcy
Court of Appeals.................Court of Appeals, Third District of Texas,
                                   Austin, Texas
CPL..............................Central Power and Light Company, Corpus
                                   Christi, Texas
CPL 1995 Agreement...............Settlement Agreement filed by CPL with the
                                   Texas Commission to settle certain CPL
                                   regulatory matters
CPL 1996 Fuel Agreement..........Fuel settlement agreement entered into by CPL and other parties to CPL's current rate
                                   review
CSW..............................Central and South West Corporation, Dallas,
                                   Texas
CSW Common................... ...CSW common stock, $3.50 par value per share
CSW Credit Agreement.............$850 million senior credit agreement entered into by CSW with a consortium of banks to
                                   partially fund the SEEBOARD acquisition
CSW Energy.......................CSW Energy, Inc., Dallas, Texas
CSW Investments..................CSW Investments, an unlimited company organized in the United Kingdom which is wholly owned,
                                   indirectly though subsidiaries, by CSW
                                   International
CSW Investments Credit Facility..(pound)1.0 billion pound senior credit facility arranged by CSW Investments with a consortium of banks to partially fund the SEEBOARD acquisition
CSW System.......................CSW and its subsidiaries
CSW (UK).........................CSW (UK) plc, a public limited company organized  in the United Kingdom which is
                                   wholly owned by CSW Investments
CSW U.K. Group...................Consolidated SEEBOARD, CSW (UK) and CSW
                                   Investments converted to U.S. Generally
                                   Accepted Accounting Principles
CWIP.............................Construction work in progress
El Paso..........................El Paso Electric Company
Entergy Gulf States..............Gulf States Utilities Company
EPS..............................Earnings per share
ERCOT............................Electric Reliability Council of Texas
FERC.............................Federal Energy Regulatory Commission
HVdc.............................High-voltage direct-current
IPP..............................Independent Power Producer
ITC..............................Investment Tax Credit
KWH..............................Kilowatt-hour
MD&A.............................Management's Discussion and Analysis of
                                   Financial Condition and Results of Operations
Members Committee................The members committee of Cajun, which represents 10 of the 12 Louisiana
                                   distribution cooperatives that are served by
                                   Cajun
Merger...........................The proposed merger whereby El Paso would have become a wholly owned subsidiary of CSW
Merger Agreement.................Agreement and Plan of Merger between El Paso and CSW, dated as of May 3, 1993, as amended
Mirror CWIP......................Mirror construction work in progress
Mississippi Power................Mississippi Power Company
MMbtu............................Million British thermal units
MTN..............................Medium-term note
MW...............................Megawatt
National Grid....................National Grid Group plc
NEIL.............................Nuclear Electric Insurance Limited
NRC..............................Nuclear Regulatory Commission
NRG..............................NRG Energy, Inc.
Oklahoma Commission..............Oklahoma Corporation Commission
Oklaunion........................Oklaunion Power Station Unit No. 1

The following abbreviations or acronyms used in this text are defined below:

ABBREVIATION OR ACRONYM          DEFINITION

PCB..............................Polychlorinated biphenyl
PCRB.............................Pollution Control Revenue Bond
PSO..............................Public Service Company of Oklahoma, Tulsa,
                                   Oklahoma
Red River........................Red River Authority of Texas
Registrant(s)....................CSW, CPL, PSO, SWEPCO and WTU
Sabine...........................Sabine River Authority of Texas
SEEBOARD.........................SEEBOARD plc, Crawley, West Sussex, United
                                   Kingdom
SEC..............................Securities and Exchange Commission
SFAS.............................Statement of Financial Accounting Standard
SFAS No. 52......................Foreign Currency Translation
STP..............................South Texas Project nuclear electric generating station
SWEPCO...........................Southwestern Electric Power Company,
                                   Shreveport, Louisiana
SWEPCO Plan......................The plan of reorganization for Cajun filed by the Members Committee, SWEPCO and Entergy
                                   Gulf States on April 19, 1996 with the U.S.
                                   Bankruptcy Court for the Middle District of
                                   Louisiana
Tejas............................Tejas Gas Corporation
Texas Commission.................Public Utility Commission of Texas
Transok..........................Transok, Inc. and subsidiaries, Tulsa, Oklahoma
Trustee Plan.....................The plan of reorganization for Cajun filed by the Cajun Trustee on April 22, 1996 with
                                   the U.S. Bankruptcy Court for the Middle
                                   District of Louisiana
U.S. Electric or U.S. Electric
   Operating Companies...........CPL, PSO, SWEPCO and WTU
WTU..............................West Texas Utilities Company, Abilene, Texas
WTU Stipulation and Agreement....Stipulation and Agreement to settle certain WTU regulatory matters

CSW


                       CENTRAL AND SOUTH WEST CORPORATION
                            AND SUBSIDIARY COMPANIES




                         PART I. FINANCIAL INFORMATION.

                          ITEM 1. Financial Statements.

                       CENTRAL AND SOUTH WEST CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                        Three Months Ended     Six Months Ended
                                              June 30,             June 30,
                                         -----------------    -----------------
                                           1996      1995       1996      1995
                                         -------   -------    -------   -------
                                           (millions, except per share amounts)
Operating Revenues
    U.S. Electric                           $861      $774     $1,527    $1,288
    United Kingdom                           394      --          931      --
    Other diversified                         12        12         24        21
                                         -------   -------    -------   -------
                                           1,267       786      2,482     1,309
                                         -------   -------    -------   -------
Operating Expenses and Taxes
    U.S. Electric fuel and
      purchased power                        314       257        578       493
    United Kingdom cost of sales             287      --          687      --
    Other operating                          173       176        362       272
    Maintenance                               44        39         76        75
    Depreciation and amortization            119        85        234       169
    Taxes, other than income                  46        44         89        77
    Income taxes                              70        21         98       (23)
                                         -------   -------    -------   -------
                                           1,053       622      2,124     1,063
                                         -------   -------    -------   -------

Operating Income                             214       164        358       246
                                         -------   -------    -------   -------

Other Income and Deductions
    Mirror CWIP liability amortization      --          10       --          20
    U.S. Electric utility plant
      development costs, net of tax          (84)     --          (84)     --
    Other                                     (5)       11          5        34
                                         -------   -------    -------   -------
                                             (89)       21        (79)       54
                                         -------   -------    -------   -------

Income Before Interest Charges               125       185        279       300
                                         -------   -------    -------   -------

Interest Charges
    Interest on long-term debt                82        54        160       106
    Interest on short-term debt
      and other                               28        27         55        52
                                         -------   -------    -------   -------
                                             110        81        215       158
                                         -------   -------    -------   -------

Income from Continuing Operations             15       104         64       142
                                         -------   -------    -------   -------

Discontinued Operations
    Income from discontinued operations,
      net of tax of $2 and $6 for 1996
      and $2 and $4 for 1995                   4         4         12         9
    Gain on sale of discontinued
      operations, net of tax of $71          113      --          113      --
                                         -------   -------    -------   -------
                                             117         4        125         9
                                         -------   -------    -------   -------

Net Income                                   132       108        189       151
Preferred stock dividends                      4         5          9        10
                                         =======   =======    =======   =======
Net Income for Common Stock                 $128      $103       $180      $141
                                         =======   =======    =======   =======

Average Common Shares Outstanding          209.5     191.4      204.2     191.1

EPS of Common Stock from
  Continuing Operations                    $0.05     $0.52      $0.27     $0.69
EPS of Common Stock from
  Discontinued Operations                   0.56      0.02       0.61      0.05
                                         -------   -------    -------   -------
EPS of Common Stock                        $0.61     $0.54      $0.88     $0.74
                                         =======   =======    =======   =======

Dividends Paid per Share of
  Common Stock                            $0.435    $0.430     $0.870    $0.860

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                       CENTRAL AND SOUTH WEST CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                         June 30,   December 31,
                                                          1996         1995
                                                       (unaudited)   (audited)
                                                       -----------  -----------
                                                              (millions)
ASSETS

Fixed Assets
    Electric
        Production                                        $5,814        $5,888
        Transmission                                       1,513         1,484
        Distribution                                       3,968         3,799
        General                                            1,314         1,209
        Construction work in progress                        192           346
        Nuclear fuel                                         173           165
                                                         -------       -------
            Total Electric                                12,974        12,891
    Gas                                                     --             869
    Other diversified                                         30            18
                                                         -------       -------
                                                          13,004        13,778
  Less - Accumulated depreciation
    and amortization                                       4,731         4,761
                                                         -------       -------
                                                           8,273         9,017
                                                         -------       -------
Current Assets
    Cash and temporary cash investments                      353           401
    National Grid assets held for sale                      --             100
    Accounts receivable                                    1,173         1,093
    Materials and supplies, at average cost                  174           188
    Electric utility fuel inventory,
      substantially at average cost                          129           129
    Gas inventory/products for resale                       --              13
    Prepayments and other                                    115           115
                                                         -------       -------
                                                           1,944         2,039
                                                         -------       -------
Deferred Charges and Other Assets
    Deferred plant costs                                     509           514
    Mirror CWIP asset                                        306           312
    Other non-utility investments                            316           296
    Income tax related regulatory
      assets, net                                            241           253
    Goodwill                                               1,373         1,074
    Other                                                    369           364
                                                         -------       -------
                                                           3,114         2,813
                                                         -------       -------
                                                         $13,331       $13,869
                                                         =======       =======









       The accompanying notes to consolidated financial statements are an integral part of these statements.

                       CENTRAL AND SOUTH WEST CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                         June 30,   December 31,
                                                          1996         1995
                                                       (unaudited)   (audited)
                                                       -----------  -----------
                                                              (millions)
CAPITALIZATION AND LIABILITIES

Capitalization
  Common Stock Equity
    Common stock:   $3.50 par value
        Authorized: 350.0 million shares
        Issued and outstanding: 209.9 million shares
          in 1996 and 192.9 million shares in 1995          $735          $675
    Paid-in capital                                          985           610
    Retained earnings                                      1,897         1,893
    Foreign currency translation adjustment                   (9)         --
                                                        --------      --------
                                                           3,608         3,178
  Preferred Stock
    Not subject to mandatory redemption                      292           292
    Subject to mandatory redemption                           33            34
  Long-term debt                                           4,293         3,914
                                                        --------      --------
                                                           8,226         7,418
                                                        --------      --------

  Minority Interest                                         --             202
                                                        --------      --------

Current Liabilities
    Long-term debt and preferred stock
      due within twelve months                                 5            30
    Short-term debt                                          503           692
    Short-term debt - CSW Credit, Inc.                       764           646
    Loan notes                                                96          --
    Accounts payable                                         453           595
    Accrued taxes                                            323           228
    Accrued interest                                          66            77
    Provision for SEEBOARD acceptances                      --           1,001
    Other                                                    176           156
                                                        --------      --------
                                                           2,386         3,425
                                                        --------      --------

Deferred Credits
    Accumulated deferred income taxes                      2,222         2,306
    Investment tax credits                                   298           306
    Other                                                    199           212
                                                        --------      --------
                                                           2,719         2,824
                                                        --------      --------
                                                         $13,331       $13,869
                                                        ========      ========





       The accompanying notes to consolidated financial statements are an integral part of these statements.

                       CENTRAL AND SOUTH WEST CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                            Six Months Ended
                                                                June 30,
                                                         ---------------------
                                                           1996          1995
                                                         -------       -------
OPERATING ACTIVITIES                                            (millions)
  Net Income                                                $189          $151
  Non-cash Items Included in Net Income
      Depreciation and amortization                          269           208
      Deferred income taxes and
        investment tax credits                                 5           (50)
      Mirror CWIP liability amortization                    --             (21)
      Charges for terminated Merger                         --              42
      Establishment of regulatory asset                        7           (21)
      Utility plant and other project
        development costs                                    141          --
      Inventory reserve                                        7          --
      Gain on sale of subsidiary                            (184)         --
  Changes in Assets and Liabilities
      Accounts receivable                                   (148)         (164)
      Unrecovered fuel costs                                 (64)           94
      Accounts payable                                       (92)          (19)
      Accrued taxes                                          (20)          (14)
      Refund due customers                                   (27)           52
      Other                                                  (32)          (55)
                                                         -------       -------
                                                              51           203
                                                         -------       -------
INVESTING ACTIVITIES
  Capital expenditures                                      (224)         (212)
  Acquisition expenditures                                (1,346)         --
  CSW Energy projects                                        (15)           32
  Sale of National Grid assets                                99          --
  Cash proceeds from sale of subsidiary                      690          --
  Other                                                     --             (15)
                                                         -------       -------
                                                            (796)         (195)
                                                         -------       -------
FINANCING ACTIVITIES
  Common stock sold                                          434            29
  Proceeds from issuance of long-term debt                    39            40
  SEEBOARD acquisition financing                             501          --
  Retirement of long-term debt                               (28)           (7)
  Change in short-term debt                                  (71)           31
  Payment of dividends                                      (183)         (175)
                                                         -------       -------
                                                             692           (82)
                                                         -------       -------

Effect of exchange rate changes on
  cash and cash equivalents                                    5          --

Net Change in Cash and Cash Equivalents                      (48)           74
Cash and Cash Equivalents at
  Beginning of Period                                        401           108
                                                         =======       =======
Cash and Cash Equivalents at End of Period                  $353           $34
                                                         =======       =======

SUPPLEMENTARY INFORMATION
  Interest paid less amounts capitalized                    $179          $166
                                                         =======       =======
  Income taxes paid                                          $98           $17
                                                         =======       =======

       The accompanying notes to consolidated financial statements are an integral part of these statements.

CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY COMPANIES

     Set forth below is information concerning the consolidated results of operations for CSW for the three month and six month periods ending June 30, 1996. For information concerning the results of operations for each of the U.S. Electric Operating Companies, see the discussions under the heading RESULTS OF OPERATIONS following the financial statements of each of the U.S. Electric Operating Companies. For supplementary information concerning SEEBOARD's results of operations for these periods, see NOTE 10. SUPPLEMENTAL INFORMATION - SEEBOARD'S RECENT OPERATING RESULTS.


RESULTS OF OPERATIONS

COMPARISON OF THE QUARTERS ENDED JUNE 30, 1996 AND 1995

     Overview. Net income for common stock increased to $128 million or $0.61 per share for the second quarter of 1996 compared to $103 million or $0.54 per share for the second quarter of 1995. Second quarter 1996 earnings increased when compared to the same period a year ago due to an after-tax gain of approximately $113 million from the sale of Transok, the addition of earnings from SEEBOARD and higher U.S. Electric KWH sales resulting from increased customer usage and weather-related demand. Factors that reduced the amount of increase in the second quarter of 1996 were one-time charges of approximately $102 million recorded for certain investments and contingencies, including after tax reserves of $84 million for the U.S. Electric Operating Companies and $14 million for CSW Energy, increased depreciation and amortization and the loss of Mirror CWIP earnings. Second quarter 1995 earnings were decreased by charges related to the termination of the proposed El Paso merger in June of 1995.

     In the second quarter of 1996, the U.S. Electric Operating
Companies, the CSW U.K. Group and Transok contributed the following percentages to CSW's results of operations.

                                                                 Corporate
                             U.S.   CSW U.K.  Total              Items and
                          Electric   Group   Electric Transok(1)   Other   Total

Operating Revenues           68%      31%      99%       --(2)       1%     100%
Operating Income             76%      20%      96%       --(2)       4%     100%
After-tax one-time changes   86%      --       86%       --         14%     100%
Net Income for CSW Common    13%      16%      29%       3%(3)      68%(4)  100%

(1)  On June 6, 1996, CSW sold Transok to Tejas.  See NOTE 8.
     DISCONTINUED OPERATIONS and MD&A - CAPITAL REQUIREMENTS, LIQUIDITY AND FINANCING.
(2) Transok's Operating Revenues and Operating Income are shown as Income from Discontinued Operations in CSW's Consolidated
     Statements of Income.
(3) Net Income for CSW Common for the second quarter of 1996 includes earnings from Transok for April and May 1996 only.
(4)  Includes CSW's gain on the sale of Transok.


     Operating Revenues. Operating revenues increased 61% to $1,267 million in the second quarter of 1996 from $786 million in the second quarter of 1995. This increase reflects the addition of $394 million of SEEBOARD revenues and an $87 million increase in revenues for the U.S. Electric Operating

Companies over the second quarter of 1995. Total retail KWH sales for the U.S. Electric Operating Companies increased 8% in the second quarter of 1996 compared to the second quarter of 1995. Residential, commercial and industrial KWH sales increased 12%, 6% and 7%, respectively. Increased usage, primarily by residential customers, as well as more favorable weather contributed to KWH sales growth.

     U.S. Electric Fuel and Purchased Power. Fuel and purchased power expense increased 22% to $314 million in the second quarter of 1996 from $257 million in the second quarter of 1995. Fuel expense was higher at the U.S. Electric Operating Companies due primarily to an increase in the average unit cost of fuel to $1.86 per MMbtu in the second quarter of 1996 from $1.65 per MMbtu in the second quarter of 1995, reflecting higher natural gas prices.

     SEEBOARD Cost of Sales. SEEBOARD cost of sales was $287 million for the second quarter of 1996. CSW did not control SEEBOARD until December 1995. As a result, there is no amount shown for cost of sales in the second quarter of 1995.

     Other Operating. Other operating expense decreased 2% to $173 million during the second quarter of 1996 from $176 million during the second quarter of 1995. The second quarter 1996 amount reflected the addition of SEEBOARD's operating expenses and increased operating expenses at the U.S. Electric Operating Companies as well as CSW's non-regulated companies. However, the second quarter 1995 amount was unusually high because of a $42 million reserve for deferred merger and acquisition costs recorded in 1995 associated with the termination of the proposed El Paso merger.

     Maintenance. Maintenance increased $5 million or 13% to $44 million in the second quarter of 1996 from $39 million in the second quarter of 1995 due primarily to the U.S. Electric Operating Companies establishing reserves for the potential write-down of production inventories.

     Depreciation and Amortization. Depreciation and amortization increased 40% to $119 million in the second quarter of 1996 from $85 million in the second quarter of 1995 due primarily to the addition of SEEBOARD's depreciable fixed assets and the goodwill amortization related to the purchase of SEEBOARD, as well as increases in depreciable fixed assets at the U.S. Electric Operating Companies.

     Income Taxes. Income taxes increased $49 million to $70 million during the second quarter of 1996 when compared to the second quarter of 1995. For the second quarter 1995, income taxes were reduced by $23 million due to prior period adjustments. For the second quarter of 1996, SEEBOARD had $25 million in income taxes.

     Other Income and Deductions. Other income and deductions decreased $110 million when compared to the second quarter of 1995 due primarily to one-time charges associated with certain investments for plant sites, engineering studies and lignite reserves for the U.S. Electric Operating Companies and project development costs for CSW Energy. For additional information concerning the one-time charges for the U.S. Electric Operating Companies, see NOTE 9. UTILITY PLANT

DEVELOPMENT COSTS, and for CSW Energy, see NOTE 3. COMMITMENTS AND CONTINGENT LIABILITIES. Also, the Mirror CWIP liability, which has been fully amortized, contributed $10 million in the second quarter of 1995.

     Interest on Long-Term Debt. Interest on long-term debt increased $28 million or 52% during the second quarter of 1996 as compared to the second quarter of 1995 due to higher levels of long-term debt outstanding related to the SEEBOARD acquisition.

     Discontinued Operations. Transok's results are shown separately in Discontinued Operations. Transok's earnings for the second quarter of 1996 were $4 million and were unchanged from the second quarter of 1995. Since Transok was sold on June 6, 1996, CSW's results for the second quarter of 1996 do not reflect a full quarter of earnings from Transok. See NOTE 8. DISCONTINUED OPERATIONS and MD&A - CAPITAL REQUIREMENTS, LIQUIDITY AND FINANCING for information, including comparative statements of income, related to the sale of Transok.


COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

     Overview. Net income for common stock for the six months ended June 30, 1996 increased to $180 million from $141 million in the first half of 1995 due primarily to the gain from the sale of Transok, the additional earnings from SEEBOARD, the absence of charges in 1996 related to the termination of the proposed El Paso merger in June 1995 and the CPL 1995 Agreement and stronger KWH sales from increased usage and weather related-demand. Factors that reduced the amount of increase in earnings for the six months ended June 30, 1996 were the recording of one-time charges associated with certain investments and contingencies, the absence of tax adjustments made in 1995 and the CPL 1996 Fuel Agreement. Increased depreciation and amortization and the loss of Mirror CWIP earnings also resulted in lower earnings for the six months ended June 30, 1996.

     In the first half of 1996, the U.S. Electric Operating Companies, the CSW U.K. Group and Transok contributed the following percentages to CSW's results of operations.
                                                                  Corporate
                             U.S.   CSW U.K.  Total              Items and
                          Electric   Group   Electric Transok(1)   Other   Total

Operating Revenues           61%      38%      99%       --(2)       1%     100%
Operating Income             73%      24%      97%       --(2)       3%     100%
After-tax one-time changes   86%      --       86%       --         14%     100%
Net Income for CSW Common    28%      23%      51%       7%(3)      42%(4)  100%

(1) On June 6, 1996, CSW sold Transok to Tejas. See NOTE 8. DISCONTINUED OPERATIONS and MD&A - CAPITAL REQUIREMENTS, LIQUIDITY AND FINANCING.
(2) Transok's Operating Revenues and Operating Income are shown as Income from Discontinued Operations in CSW's Consolidated Statement of Income.
(3) Net Income for CSW Common for the six months ended June 30, 1996 includes earnings from Transok for January through May 1996 only.
(4)  Includes CSW's gain on the sale of Transok.

     Operating Revenues. Operating revenues increased 90% to $2.5 billion in the first six months of 1996 from $1.3 billion in the first six months of 1995. This increase reflects $931 million of SEEBOARD revenues and increased revenues for the U.S. Electric Operating Companies for the first half of 1996. Total retail KWH sales for the U.S. Electric Operating Companies increased 7% in the first half of 1996 compared to the first half of 1995. Residential, commercial and industrial KWH sales increased 12%, 6% and 5%, respectively.
Increased usage, primarily by residential customers, as well as more favorable weather contributed to KWH sales growth.

     Fuel and Purchased Power. Fuel and purchased power expense increased 17% to $578 million in the first six months of 1996 from $493 million in the first six months of 1995. Fuel expense was higher at the U.S. Electric Operating Companies due primarily to an increase in the average unit cost of fuel to $1.82 per MMbtu in the first six months of 1996 from $1.63 per MMbtu in the first six months of 1995, reflecting higher natural gas prices.

     SEEBOARD Cost of Sales. SEEBOARD cost of sales was $687 million for the first six months of 1996. CSW did not control SEEBOARD until December 1995. As a result, there is no amount shown for cost of sales for the first six months of 1995.

     Other Operating. Other operating expense increased 33% to $362 million during the first six months of 1996 from $272 million during the first six months of 1995. This increase was due primarily to the addition in 1996 of SEEBOARD's operating expenses as well as the recognition in the first quarter of 1995 of a $23 million regulatory asset established in accordance with the CPL 1995 Agreement and the reversal of $4 million in rate case costs pursuant to the CPL 1995 Agreement. In addition, other operating expenses increased in the first six months of 1996 at the U.S. Electric Operating Companies and at CSW's non-regulated companies. Operating expenses for the first six months of 1995 were unusually high because of a $42 million reserve for deferred merger and acquisition costs recorded in 1995 from the termination of the proposed El Paso merger.

     Depreciation and Amortization. Depreciation and amortization increased 38% to $234 million in the first six months of 1996 from $169 million in the first six months of 1995 due primarily to the addition of SEEBOARD's depreciable fixed assets and the goodwill amortization related to the purchase of SEEBOARD, as well as increases in depreciable fixed assets at the U.S. Electric Operating Companies.

     Taxes, Other Than Income. Taxes, other than income increased 16% to $89 million in the first half of 1996 from $77 million in the first half of 1995. The increase was due primarily to lower 1995 ad valorem taxes and revisions of prior year estimates recorded in 1995.

     Income Taxes. Income taxes increased $121 million to $98 million during the first six months of 1996 when compared to the first six months of 1995. For the first six months of 1995, income taxes were reduced by $58 million due to prior period adjustments. A major portion of the 1995 adjustments was due to a $34 million reduction in deferred taxes as a result of the CPL 1995 Agreement. For the first six months of 1996, SEEBOARD had $32 million in income taxes.

     Other Income and Deductions. Other income and deductions decreased $133 million in the first six months of 1996 when compared to the first six months of 1995 due primarily to one-time charges associated with certain investments for plant sites, engineering studies and lignite reserves for the U.S. Electric Companies and project development costs for CSW Energy. For additional information concerning the one-time charges for the U.S. Electric Operating Companies, see NOTE
9. UTILITY PLANT DEVELOPMENT COSTS, and for CSW Energy, NOTE 3. COMMITMENTS AND CONTINGENT LIABILITIES. Also, the Mirror CWIP liability, which has been fully amortized, contributed $20 million in the first six months of 1995.

     Interest on Long-Term Debt. Interest on long-term debt increased $54 million or 51% during the first half of 1996 as compared to the first half of 1995 due to higher levels of long-term debt outstanding related to the SEEBOARD acquisition.

     Discontinued Operations. The results of Transok are shown separately in discontinued operations. Transok's earnings for the first five months of 1996 were $12 million compared to $9 million for the six months ended June 30, 1995. Since Transok was sold on June 6, 1996, CSW's results for the six months ended June 30, 1996 do not reflect a full six months of earnings from Transok. See NOTE 8. DISCONTINUED OPERATIONS and MD&A - CAPITAL REQUIREMENTS, LIQUIDITY AND FINANCING for information, including comparative statements of income, related to the sale of Transok.

CPL


                      CENTRAL POWER AND LIGHT COMPANY




                      PART I.  FINANCIAL INFORMATION.

                      ITEM 1.  Financial Statements.

                         CENTRAL POWER AND LIGHT COMPANY

                              STATEMENTS OF INCOME
                                   (unaudited)


                                    Three Months Ended     Six Months Ended
                                          June 30,             June 30,
                                    -------------------   -------------------
                                      1996       1995       1996       1995
                                    --------   --------   --------   --------
                                        (thousands)          (thousands)

Electric Operating Revenues        $ 362,065  $ 324,525  $ 615,453  $ 451,807
                                    --------   --------   --------   --------

Operating Expenses and Taxes
   Fuel                               90,478     76,000    154,495    136,064
   Purchased power                    16,865      3,956     29,300      7,027
   Other operating                    59,242     57,455    109,762     80,989
   Maintenance                        18,766     14,697     29,110     31,902
   Depreciation and amortization      42,542     37,372     82,137     74,372
   Taxes, other than income           20,987     20,522     39,341     29,997
   Income taxes                       33,033     18,005     43,031    (35,618)
                                    --------   --------   --------   --------
                                     281,913    228,007    487,176    324,733
                                    --------   --------   --------   --------

Operating Income                      80,152     96,518    128,277    127,074
                                    --------   --------   --------   --------

Other Income and Deductions
   Mirror CWIP liability amortization   --       10,250       --       20,500
   Utility plant development costs,
     net of tax                      (15,481)      --      (15,481)      --
   Other                               1,462      2,363      3,210     10,459
                                    --------   --------   --------   --------
                                     (14,019)    12,613    (12,271)    30,959
                                    --------   --------   --------   --------

Income Before Interest Charges        66,133    109,131    116,006    158,033
                                    --------   --------   --------   --------

Interest Charges
   Interest on long-term debt         27,396     28,534     54,665     57,094
   Interest on short-term debt and
      other                            4,467      6,050     11,130     11,349
   Allowance for borrowed funds
      used during construction          (537)    (1,097)    (1,216)    (2,416)
                                    --------   --------   --------   --------
                                      31,326     33,487     64,579     66,027
                                    --------   --------   --------   --------


Net Income                            34,807     75,644     51,427     92,006
Preferred stock dividends              3,360      3,468      6,797      7,364
                                    --------   --------   --------   --------
Net Income for Common Stock          $31,447    $72,176    $44,630    $84,642
                                    ========   ========   ========   ========






      The accompanying notes to financial statements as they relate to CPL are an integral part of these statements.

                         CENTRAL POWER AND LIGHT COMPANY

                                 BALANCE SHEETS

                                                       June 30,     December 31,
                                                         1996          1995
                                                     (unaudited)    (audited)
                                                      ----------    ----------
ASSETS                                                      (thousands)

 Electric Utility Plant
     Production                                       $3,103,218    $3,110,744
     Transmission                                        496,504       486,090
     Distribution                                        920,494       879,618
     General                                             261,419       248,629
     Construction work in progress                        78,160       127,307
     Nuclear fuel                                        173,153       165,087
                                                      ----------    ----------
                                                       5,032,948     5,017,475

  Less - Accumulated depreciation and amortization     1,629,841     1,547,530
                                                      ----------    ----------
                                                       3,403,107     3,469,945
                                                      ----------    ----------

Current Assets
     Cash                                                  2,609         2,883
     Accounts receivable                                  53,222        45,186
     Under-recovered fuel costs                            4,423          --
     Materials and supplies, at average cost              74,721        71,112
     Fuel inventory, at average cost                      19,456        26,472
     Accumulated deferred income taxes                    18,604        22,171
     Prepayments and other                                 7,093         2,536
                                                      ----------    ----------
                                                         180,128       170,360
                                                      ----------    ----------

Deferred Charges and Other Assets
     Deferred STP costs                                  485,132       488,047
     Mirror CWIP asset                                   305,469       311,804
     Income tax related regulatory assets, net           342,014       346,993
     Other                                               120,371        93,987
                                                      ----------    ----------
                                                       1,252,986     1,240,831
                                                      ----------    ----------

                                                      $4,836,221    $4,881,136
                                                      ==========    ==========











      The accompanying notes to financial statements as they relate to CPL are an integral part of these statements.

                         CENTRAL POWER AND LIGHT COMPANY

                                 BALANCE SHEETS

                                                       June 30,     December 31,
                                                         1996          1995
                                                      (unaudited)    (audited)
                                                      ----------    ----------
CAPITALIZATION AND LIABILITIES                               (thousands)

Capitalization
    Common stock: $25 par value
       Authorized shares: 12,000,000
       Issued and outstanding shares: 6,755,535         $168,888      $168,888
    Paid-in capital                                      405,000       405,000
    Retained earnings                                    858,074       863,444
                                                      ----------    ----------
                                                       1,431,962     1,437,332

     Preferred stock                                     250,351       250,351
     Long-term debt                                    1,521,481     1,517,347
                                                      ----------    ----------
                                                       3,203,794     3,205,030
                                                      ----------    ----------

Current Liabilities
     Long-term debt due within twelve months                --             231
     Advances from affiliates                             90,007       176,334
     Accounts payable                                     75,449        49,507
     Accrued taxes                                        69,634        61,614
     Accrued interest                                     32,377        32,742
     Over-recovered fuel costs                              --          12,586
     Refund due customers                                 22,977          --
     Other                                                26,720        24,758
                                                      ----------    ----------
                                                         317,164       357,772
                                                      ----------    ----------

Deferred Credits
     Accumulated deferred income taxes                 1,150,153     1,151,823
     Investment tax credits                              149,849       152,744
     Mirror CWIP liability and other                      15,261        13,767
                                                      ----------    ----------
                                                       1,315,263     1,318,334
                                                      ----------    ----------

                                                      $4,836,221    $4,881,136
                                                      ==========    ==========











      The accompanying notes to financial statements as they relate to CPL are an integral part of these statements.

                         CENTRAL POWER AND LIGHT COMPANY

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                          Six Months Ended
                                                              June 30,
                                                      ------------------------
                                                         1996          1995
                                                      ----------    ----------
OPERATING ACTIVITIES                                          (thousands)
  Net Income                                             $51,427       $92,006
  Non-cash Items Included in Net Income
      Depreciation and amortization                       93,333        86,648
      Deferred income taxes and investment
         tax credits                                       3,981       (48,553)
      Mirror CWIP liability amortization                    --         (20,500)
      Establishment of regulatory assets                   6,682       (20,652)
      Utility plant development costs                     21,374          --
      Inventory reserve                                      487          --
  Changes in Assets and Liabilities
      Accounts receivable                                 (8,036)      (18,737)
      Fuel inventory                                       7,016          (673)
      Accounts payable                                    25,852       (26,091)
      Accrued taxes                                        8,020        (9,021)
      Over- and under-recovered fuel costs               (17,009)       87,571
      Refund due customers                                22,977        52,237
      Other                                              (26,597)      (21,268)
                                                      ----------    ----------
                                                         189,507       152,967
                                                      ----------    ----------

INVESTING ACTIVITIES
  Construction expenditures                              (45,845)      (65,087)
  Allowance for borrowed funds used
     during construction                                  (1,216)       (2,416)
  Other                                                      872          --
                                                      ----------    ----------
                                                         (46,189)      (67,503)
                                                      ----------    ----------

FINANCING ACTIVITIES
  Reacquisition of long-term debt                           (231)         (745)
  Change in advances from affiliates                     (86,327)      (16,191)
  Payment of dividends                                   (56,925)      (67,147)
  Other                                                     (109)         --
                                                      ----------    ----------
                                                        (143,592)      (84,083)
                                                      ----------    ----------

Net Change in Cash and Cash Equivalents                     (274)        1,381
Cash and Cash Equivalents at Beginning of Period           2,883           642
                                                      ==========    ==========
Cash and Cash Equivalents at End of Period                $2,609        $2,023
                                                      ==========    ==========

SUPPLEMENTARY INFORMATION
  Interest paid less amounts capitalized                 $60,137       $64,250
                                                      ==========    ==========
  Income taxes paid                                      $12,753        $1,502
                                                      ==========    ==========




      The accompanying notes to financial statements as they relate to CPL are an integral part of these statements.

CENTRAL POWER AND LIGHT COMPANY

RESULTS OF OPERATIONS

COMPARISON OF THE QUARTERS ENDED JUNE 30, 1996 AND 1995


     Net Income for Common Stock. Net income for common stock decreased 56% to $31.4 million during the second quarter of 1996 from $72.2 million in the second quarter of 1995. The decrease resulted primarily from the expiration of Mirror CWIP liability amortization and a one-time charge associated with certain investments for plant sites, engineering studies and lignite reserves. Also, increases in maintenance, depreciation and amortization and income taxes partially offset by an increase in non-fuel revenues contributed to the lower net income for common stock.

     Electric Operating Revenues. Total revenues increased 12% to $362.1 million during the second quarter of 1996 from $324.5 million during the second quarter of 1995 due primarily to an increase in fuel revenues of $25.9 million resulting from higher average unit fuel costs and purchased power as discussed below. Also contributing to the higher revenues was an $11.7 million increase in non-fuel revenues due primarily to the implementation of bonded rates and a 7% increase in KWH sales resulting primarily from residential and commercial customer growth, as well as increased customer demand.

     Fuel. Fuel expense increased 19% to $90.5 million during the second quarter of 1996 from $76.0 million during the second quarter of 1995 due primarily to an increase in the average unit cost of fuel from $1.38 per MMbtu in the second quarter of 1995 to $1.83 per MMbtu in 1996. The cost of fuel reflects an increase in the spot market price of natural gas partially offset by a decrease in the cost of coal. Fuel expense was also affected by a 3% decrease in generation.

     Purchased Power. Purchased power increased $12.9 million in the second quarter of 1996 when compared to the second quarter of 1995 due primarily to increased economy energy purchases.

     Other Operating. Other operating expenses increased $1.8 million or 3% during the second quarter of 1996 when compared to the second quarter of 1995. This increase was due primarily to additional regulatory-related and insurance expenses.

     Maintenance. Maintenance expense increased $4.1 million or 28% during the second quarter of 1996 when compared to the second quarter of 1995 due primarily to increases in nuclear maintenance partially offset by lower distribution maintenance expenses. Nuclear maintenance was higher in 1996 primarily due to a refueling outage at STP Unit 1.

     Depreciation and Amortization. Depreciation and amortization expense increased $5.2 million or 14% during the second quarter of 1996 when compared to the second quarter of 1995 as a result of an increase in depreciable property and the accelerated amortization of STP deferred costs.

     Income Taxes. Income taxes increased $15.0 million in the second quarter of 1996 when compared to the second quarter of 1995 due primarily to prior year tax adjustments recorded in 1995 offset by lower 1996 pre-tax income, excluding the effects of a one-time charge, as discussed below.

     Other Income and Deductions. Other income and deductions decreased $26.6 million in the second quarter of 1996 when compared to the second quarter of 1995 due primarily to a one-time charge associated with certain investments for plant sites, engineering studies and lignite reserves of approximately $15.5 million, net of tax. Also, Mirror CWIP liability amortization which expired in 1995, contributed $10.3 million to other income and deductions in the second quarter of 1995.
See NOTE 9. UTILITY PLANT DEVELOPMENT COSTS for additional information.

     Interest Charges. Interest charges decreased $2.2 million during the second quarter of 1996 when compared to 1995. Interest on long-term debt decreased as a result of refinancing activities in the second half of 1995. Interest on short-term debt declined primarily due to a lower level of debt outstanding at lower interest rates.
Also contributing to this decline was lower interest expense associated with over-recovered fuel revenue, partially offset by a decrease in allowance for borrowed funds used during construction.


COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

     Net Income for Common Stock. Net income for common stock decreased 47% to $44.6 million during the first six months of 1996 from $84.6 million in the first six months of 1995. Major factors that affected net income for common stock were the effects of the settlement of certain regulatory issues, as shown in the table below. Also, contributing to the decrease was the expiration of Mirror CWIP liability amortization and a one-time charge associated with certain investments for plant sites, engineering studies and lignite reserves.

                                            Pre-tax    After-tax
                                           ---------  -----------
                                                (millions)
   CPL 1996 FUEL AGREEMENT
   Provision for refund                     $(14.4)     $(9.4)
   Reduction of fuel expense                   9.6        6.2
   Increased interest expense                 (1.1)      (0.7)
   Litigation and settlement expense          (0.8)      (0.5)

   CPL 1995 AGREEMENT
   Provision for refund                    $(112.3)    $(73.0)
   Current flowback of excess deferred
      federal income tax                      34.3       34.3
   Capitalization of previously expensed
      restructuring and rate case costs       26.1       17.0
   Recognition of factoring income            12.4        8.1


     Electric Operating Revenues. Total revenues increased $163.6 million or 36% during the first six months of 1996 when compared to the first six months of 1995 due primarily to the net effect of the provisions for rate refunds, as reflected in the above tables. Also, fuel revenue increased $47.9 million as a result of higher average unit fuel costs and purchased power as discussed below. Non-fuel revenues increased $17.8 million due primarily to the implementation of bonded rates, increased customer demand and a 9% increase in KWH sales resulting primarily from increased weather-related demand and residential and commercial customer growth.

     Fuel. Fuel expense increased $18.4 million or 14% during the first six months of 1996 when compared to the first six months of 1995 due primarily to an increase in the average unit cost of fuel from $1.38 per MMbtu in the first half of 1995 to $1.62 per MMbtu for the same period in 1996. The cost of fuel reflects an increase in the spot market price of natural gas partially offset by a decrease in the cost of coal and a one-time $9.6 million reduction in fuel expense as a result of the CPL 1996 Fuel Agreement.

     Purchased Power. Purchased power increased $22.3 million during the first six months 1996 when compared to the first six months of 1995 primarily as a result of increased economy energy and cogeneration purchases.

     Other Operating. Other operating expenses increased $28.8 million or 36% during the first six months of 1996 when compared to the first six months of 1995. This increase was due primarily to the 1995 recognition of a $20.7 million regulatory asset for previously recorded restructuring charges and the reversal of $6.5 million in rate case costs pursuant to the CPL 1995 Agreement.

     Maintenance. Maintenance expense decreased $2.8 million or 9% during the first six months of 1996 when compared to the first six months of 1995 due primarily to lower production and distribution expenses. Production maintenance declined primarily as a result of lower steam maintenance due primarily to fewer scheduled repair projects in the first half of 1996 when compared to 1995.

     Depreciation and Amortization. Depreciation and amortization expense increased $7.8 million or 10% in the first six months of 1996 primarily as a result of an increase in depreciable property and Mirror CWIP asset amortization as well as the accelerated amortization of deferred STP costs.

     Taxes, Other Than Income. The $9.3 million increase in other taxes during the first six months of 1996 when compared to the first six months of 1995 was due primarily to lower 1995 ad valorem taxes resulting from revisions of prior year estimates.

     Income Taxes. Income taxes increased $78.6 million in the first six months of 1996 when compared to the first six months of 1995 due primarily to the accelerated flowback of $34.3 million of unprotected excess deferred income taxes in 1995 in accordance with the CPL 1995 Agreement, prior year tax adjustments, as well as higher 1996 pre-tax income, excluding the effects of a one-time charge, as discussed below.

     Other Income and Deductions. Other income and deductions decreased $43.2 million in the first six months of 1996 when compared to 1995. Mirror CWIP liability amortization, which expired in 1995, contributed $20.5 million to other income and deductions in the first six months of 1995. Also, a one-time charge associated with certain investments for plant sites, engineering studies and lignite reserves of approximately $15.5 million, net of tax, contributed to this decline. See NOTE 9.
UTILITY PLANT DEVELOPMENT COSTS for additional information.   Other
income decreased in the first half of 1996 due primarily to the recognition of $12.4 million of factoring income pursuant to the CPL 1995 Agreement.

PSO


                    PUBLIC SERVICE COMPANY OF OKLAHOMA




                      PART I.  FINANCIAL INFORMATION.

                      ITEM 1.  Financial Statements.

                       PUBLIC SERVICE COMPANY OF OKLAHOMA

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


                                    Three Months Ended     Six Months Ended
                                          June 30,              June 30,
                                    -------------------   -------------------
                                      1996       1995       1996       1995
                                    --------   --------   --------   --------
                                        (thousands)          (thousands)

Electric Operating Revenues        $ 181,586  $ 161,644  $ 329,006  $ 310,060
                                    --------   --------   --------   --------

Operating Expenses and Taxes
   Fuel                               68,695     62,989    131,244    133,462
   Purchased power                     9,776      5,651     18,439     10,394
   Other operating                    29,442     28,115     57,522     58,006
   Maintenance                        11,512      8,749     17,710     15,062
   Depreciation and amortization      19,400     16,580     38,431     33,065
   Taxes, other than income            6,633      6,035     13,409     12,252
   Income taxes                        9,778      5,155     11,896      6,601
                                    --------   --------   --------   --------
                                     155,236    133,274    288,651    268,842
                                    --------   --------   --------   --------

Operating Income                      26,350     28,370     40,355     41,218
                                    --------   --------   --------   --------

Other Income and Deductions
   Utility plant development costs,
     net of tax                      (35,552)      --      (35,552)      --
   Other                                 (43)       587        199      3,755
                                    --------   --------   --------   --------
                                     (35,595)       587    (35,353)     3,755
                                    --------   --------   --------   --------

Income Before Interest Charges        (9,245)    28,957      5,002     44,973
                                    --------   --------   --------   --------

Interest Charges
   Interest on long-term debt          7,677      7,398     15,116     14,797
   Interest on short-term debt and
     other                             1,633      1,770      3,322      3,537
   Allowance for borrowed funds
      used during construction          (340)      (723)      (699)    (1,322)
                                    --------   --------   --------   --------
                                       8,970      8,445     17,739     17,012
                                    --------   --------   --------   --------

Net Income (Loss)                    (18,215)    20,512    (12,737)    27,961
Preferred stock dividends                204        204        408        408
                                    --------   --------   --------   --------
Net Income (Loss) for Common Stock  $(18,419)   $20,308   $(13,145)   $27,553
                                    ========   ========   ========   ========







         The accompanying notes to consolidated financial statements as they relate to PSO are an integral part of these statements.

                       PUBLIC SERVICE COMPANY OF OKLAHOMA

                           CONSOLIDATED BALANCE SHEETS


                                                       June 30,     December 31,
                                                         1996          1995
                                                      (unaudited)    (audited)
                                                      ----------    ----------
ASSETS                                                       (thousands)

Electric Utility Plant
     Production                                         $901,447      $939,106
     Transmission                                        369,793       363,692
     Distribution                                        750,367       712,483
     General                                             187,746       182,705
     Construction work in progress                        44,869        56,576
                                                      ----------    ----------
                                                       2,254,222     2,254,562

  Less - Accumulated depreciation and amortization       960,900       924,186
                                                      ----------    ----------
                                                       1,293,322     1,330,376
                                                      ----------    ----------

Current Assets
     Cash                                                  1,003           744
     Accounts receivable                                  27,200        17,957
     Materials and supplies, at average cost              35,547        41,179
     Fuel inventory,  at LIFO cost                        16,363        15,765
     Accumulated deferred income taxes                     2,116        10,389
     Prepayments and other                                 3,152         2,450
                                                      ----------    ----------
                                                          85,381        88,484
                                                      ----------    ----------

Deferred Charges and Other Assets                         53,903        61,956
                                                      ----------    ----------

                                                      $1,432,606    $1,480,816
                                                      ==========    ==========
















         The accompanying notes to consolidated financial statements as they relate to PSO are an integral part of these statements.

                       PUBLIC SERVICE COMPANY OF OKLAHOMA

                           CONSOLIDATED BALANCE SHEETS


                                                        June 30,    December 31,
                                                          1996         1995
                                                      (unaudited)    (audited)
                                                      ----------    -----------
CAPITALIZATION AND LIABILITIES                               (thousands)

Capitalization
     Common stock:  $15 par value
        Authorized shares 11,000,000; issued
        10,482,000 shares and outstanding
        9,013,000 shares                                $157,230      $157,230
     Paid-in capital                                     180,000       180,000
     Retained earnings                                   130,136       150,281
                                                      ----------    ----------
                                                         467,366       487,511

     Preferred stock                                      19,826        19,826
     Long-term debt                                      419,998       379,250
                                                      ----------    ----------
                                                         907,190       886,587
                                                      ----------    ----------

Current Liabilities
     Long-term debt due within twelve months                --          25,000
     Advances from affiliates                             67,383        70,510
     Payables to affiliates                               30,198        40,463
     Accounts payable                                     39,703        23,094
     Payables to customers                                14,296        32,517
     Accrued taxes                                        13,680        27,014
     Accrued interest                                      9,041         9,025
     Other                                                 8,097         8,589
                                                      ----------    ----------
                                                         182,398       236,212
                                                      ----------    ----------

Deferred Credits
     Accumulated deferred income taxes                   243,987       264,353
     Investment tax credits                               44,830        46,222
     Income tax related regulatory
       liabilities, net                                   46,871        41,820
     Other                                                 7,330         5,622
                                                      ----------    ----------
                                                         343,018       358,017
                                                      ----------    ----------

                                                      $1,432,606    $1,480,816
                                                      ==========    ==========








         The accompanying notes to consolidated financial statements as they relate to PSO are an integral part of these statements.

                       PUBLIC SERVICE COMPANY OF OKLAHOMA

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                          Six Months Ended
                                                              June 30,
                                                      ------------------------
                                                         1996          1995
                                                      ----------    ----------
OPERATING ACTIVITIES                                          (thousands)
  Net Income                                            $(12,737)      $27,961
  Non-cash Items Included in Net Income
      Depreciation and amortization                       41,419        35,903
      Deferred income taxes and investment
         tax credits                                      (8,434)       (5,972)
      Allowance for equity funds used
         during construction                                  23          (539)
      Utility plant development costs                     50,854          --
      Inventory reserve                                    3,945          --
  Changes in Assets and Liabilities
      Accounts receivable                                 (9,243)       (1,149)
      Accounts payable                                   (10,498)        1,282
      Accrued taxes                                      (13,334)        1,104
      Other                                               (3,299)        4,294
                                                      ----------    ----------
                                                          38,696        62,884
                                                      ----------    ----------

INVESTING ACTIVITIES
  Construction expenditures                              (39,166)      (48,672)
  Allowance for borrowed funds used
    during construction                                     (699)       (1,322)
  Other                                                   (2,429)       (3,281)
                                                      ----------    ----------
                                                         (42,294)      (53,275)
                                                      ----------    ----------

FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt                39,415          --
  Retirement of long-term debt                           (25,000)         --
  Change in advances from affiliates                      (3,127)       (2,725)
  Payment of dividends                                    (7,431)      (10,407)
                                                      ----------    ----------
                                                           3,857       (13,132)
                                                      ----------    ----------

Net Change in Cash and Cash Equivalents                      259        (3,523)
Cash and Cash Equivalents at Beginning of Period             744         5,453
                                                      ==========    ==========
Cash and Cash Equivalents at End of Period                $1,003        $1,930
                                                      ==========    ==========

SUPPLEMENTARY INFORMATION
  Interest paid less amounts capitalized                 $16,493       $19,509
                                                      ==========    ==========
  Income taxes paid                                      $16,867        $5,908
                                                      ==========    ==========








         The accompanying notes to consolidated financial statements as they relate to PSO are an integral part of these statements.

PUBLIC SERVICE COMPANY OF OKLAHOMA

RESULTS OF OPERATIONS

COMPARISON OF THE QUARTERS ENDED JUNE 30, 1996 AND 1995


     Net Income for Common Stock. During the second quarter of 1996, net income for common stock decreased from $20.3 million during the second quarter of 1995 to a net loss of $18.4 million. The decrease resulted primarily from a one-time charge associated with certain investments for plant sites, engineering studies and lignite reserves of approximately $35.6 million, net of tax, and increased depreciation and amortization expenses and increased maintenance expenses, offset in part by increased non-fuel revenue resulting from increased weather-related KWH sales and prior year tax adjustments recorded in 1995.

     Electric Operating Revenues. Electric operating revenues increased 12% to $181.6 million during the second quarter of 1996 from $161.6 million during the second quarter of 1995. The increase was due primarily to increased fuel revenues as discussed below and a 13% increase in retail KWH sales resulting from additional weather-related demand from customers, as well as customer growth.

     Fuel. Fuel expense was $68.7 million during the second quarter of 1996, a 9% increase from $63.0 million in the second quarter of 1995. The increase was due primarily to an increase in the average unit fuel cost from $1.86 per MMbtu in the second quarter of 1995 to $2.03 per MMbtu in the second quarter of 1996 resulting from an increase in the spot market price of natural gas. Offsetting this increase was an increase in the under-recovery of fuel costs in the second quarter of 1996 when compared to the same period of 1995 as well as decreased KWH generation.

     Purchased Power. Purchased power expenses increased approximately 73% to $9.8 million for the second quarter of 1996 from $5.7 million in the same period of 1995. The increase was due primarily to increases in purchases of economy energy.

     Maintenance. Maintenance expenses increased 32% to $11.5 million during the second quarter of 1996 from $8.7 million in the second quarter of 1995. The increase was due primarily to a $3.9 million reserve in 1996 for the potential write down of production inventory offset in part by decreased overhead lines maintenance activities and decreased tree trimming maintenance activities.

     Depreciation and Amortization. Depreciation and amortization expense increased 17% to $19.4 million in the second quarter of 1996 from $16.6 million in the second quarter of 1995. The increase was due to increases in depreciable property and completion in 1995 of the amortization of previously expensed inventory and supply items that were credited through amortization to cost of service.

     Income Taxes. Income tax expense for the second quarter of 1996 increased $4.6 million from $5.2 million in 1995 to $9.8 million in 1996 primarily due to higher pre-tax income, excluding the effects of a one-time charge, as discussed below, offset in part by prior year tax adjustments recorded in 1995.

     Other Income and Deductions. Other income and deductions for the second quarter of 1996 decreased approximately $36.2 million when compared to the second quarter of 1995 as a result of a one-time charge associated with certain investments for plant sites, engineering studies and lignite reserves of approximately $35.6 million, net of tax. See NOTE 9. UTILITY PLANT DEVELOPMENT COSTS for additional information.


COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

     Net Income for Common Stock. For the six months ended June 30, 1996, net income for common stock decreased to a net loss of $13.2 million from net income of $27.6 million for the six months ended June 30, 1995. The decrease resulted primarily from a one-time charge associated with certain investments for plant sites, engineering studies and lignite reserves of approximately $35.6 million, net of tax, offset in part by increased non-fuel revenue resulting from increased weather-related demand and prior year tax adjustments recorded in 1995.

     Electric Operating Revenues. Electric operating revenues increased 6% to $329.0 million for the six months ended June 30, 1996 from $310.1 million for the first six months of 1995. The increase was due primarily to increased fuel revenues, as discussed below, and a 9% increase in retail KWH sales resulting from additional weather-related demand from customers, as well as customer growth.

     Fuel. Fuel expense was $131.2 million for the first six months of 1996, a 2% decrease from $133.5 million for the same period of 1995. The decrease was due primarily to an under-recovery of fuel costs in the first six months of 1996 compared to an over-recovery of fuel costs in the first six months of 1995, as well as decreased KWH generation. Offsetting these factors in part was an increase in average unit fuel costs from $1.79 per MMbtu in the first six months of 1995 to $2.04 per MMbtu in the first six months of 1996 due to an increase in the spot market price of natural gas.

     Purchased Power. Purchased power increased approximately 77% to $18.4 million for the first six months of 1996 from $10.4 million during the first six months of 1995. The increase was due primarily to increases in purchases of economy energy.

     Maintenance. Maintenance expenses increased 18% to $17.7 million for the six months ended June 30, 1996 from $15.1 million for the same period of 1995. The increase was due primarily to a $3.9 million reserve for the potential write-down of production inventory in 1996 offset in part by decreased power plant maintenance activities and decreased distribution maintenance activities.

     Depreciation and Amortization. Depreciation and amortization expense increased 16% to $38.4 million for the six month period ended June 30, 1996 from $33.1 million in the same period of 1995. The increase was due to increases in depreciable property and completion in 1995 of the amortization of previously expensed inventory and supply items that were credited through amortization to cost of service.

     Income Taxes. Income tax expense for the first six months of 1996, which increased $5.3 million from $6.6 million in 1995 to $11.9 million in 1996, was affected by higher pre-tax income, excluding the effects of a one-time charge, as discussed below, offset in part by prior year tax adjustments recorded in 1995.

     Other Income and Deductions. Other income and deductions for the six months ended June 30, 1996 decreased approximately $39 million when compared to the same period of 1995 as a result of a one-time charge associated with certain investments for plant sites, engineering studies and lignite reserves of approximately $35.6 million, net of tax. See NOTE 9. UTILITY PLANT DEVELOPMENT COSTS for additional information. Other income and deductions were also affected by the $2.7 million gain on the sale of non-utility fiber optic telecommunication property in the first quarter of 1995.

SWEPCO



                    SOUTHWESTERN ELECTRIC POWER COMPANY




                      PART I.  FINANCIAL INFORMATION.

                      ITEM 1.  Financial Statements.

                       SOUTHWESTERN ELECTRIC POWER COMPANY

                              STATEMENTS OF INCOME
                                   (unaudited)


                                    Three Months Ended     Six Months Ended
                                          June 30,             June 30,
                                    -------------------   -------------------
                                      1996       1995       1996       1995
                                    --------   --------   --------   --------
                                        (thousands)           (thousands)

Electric Operating Revenues         $236,563   $212,960   $437,444   $382,200
                                    --------   --------   --------   --------

Operating Expenses and Taxes
   Fuel                               95,606     78,652    184,918    141,844
   Purchased power                    10,764      4,269     16,098      9,732
   Other operating                    31,579     29,357     63,473     57,949
   Maintenance                        11,932     11,471     21,038     20,816
   Depreciation and amortization      22,698     20,359     44,939     40,643
   Taxes, other than income           11,501     11,410     23,412     21,976
   Income taxes                       12,462      8,564     17,196     13,775
                                    --------   --------   --------   --------
                                     196,542    164,082    371,074    306,735
                                    --------   --------   --------   --------

Operating Income                      40,021     48,878     66,370     75,465
                                    --------   --------   --------   --------

Other Income and Deductions
   Utility plant development costs,
     net of tax                      (21,743)      --      (21,743)      --
   Allowance for equity funds used
     during construction                   2        656        326      2,105
   Other                                 163      1,042        925      1,452
                                    --------   --------   --------   --------
                                     (21,578)     1,698    (20,492)     3,557
                                    --------   --------   --------   --------

Income Before Interest Charges        18,443     50,576     45,878     79,022
                                    --------   --------   --------   --------

Interest Charges
   Interest on long-term debt         10,995     11,117     21,995     22,437
   Interest on short-term debt
     and other                         2,534      2,835      4,957      5,684
   Allowance for borrowed funds
      used during construction          (471)    (1,446)    (1,226)    (2,694)
                                    --------   --------   --------   --------
                                      13,058     12,506     25,726     25,427
                                    --------   --------   --------   --------

Net Income                             5,385     38,070     20,152     53,595
Preferred stock dividends                758        840      1,537      1,618
                                    --------   --------   --------   --------
Net Income for Common Stock           $4,627    $37,230    $18,615    $51,977
                                    ========   ========   ========   ========







        The accompanying notes to financial statements as they relate to SWEPCO are an integral part of these statements.

                       SOUTHWESTERN ELECTRIC POWER COMPANY

                                 BALANCE SHEETS


                                                      June 30,      December 31,
                                                        1996           1995
                                                     (unaudited)    (audited)
                                                     -----------    ------------
ASSETS                                                       (thousands)

Electric Utility Plant
     Production                                       $1,391,878    $1,410,546
     Transmission                                        445,873       435,362
     Distribution                                        825,916       789,884
     General                                             285,282       231,276
     Construction work in progress                        51,179       128,963
                                                      ----------    ----------
                                                       3,000,128     2,996,031

  Less - Accumulated depreciation and amortization     1,161,346     1,116,375
                                                      ----------    ----------
                                                       1,838,782     1,879,656
                                                      ----------    ----------

Current Assets
     Cash                                                  1,666         1,702
     Accounts receivable                                  74,245        54,628
     Materials and supplies, at average cost              27,333        30,097
     Fuel inventory, substantially at average cost        78,657        73,276
     Accumulated deferred income taxes                      --           4,636
     Under-recovered fuel costs                            9,473          --
     Prepayments and other                                15,286        14,109
                                                      ----------    ----------
                                                         206,660       178,448
                                                      ----------    ----------

Deferred Charges and Other Assets                         69,387        58,615
                                                      ----------    ----------

                                                      $2,114,829    $2,116,719
                                                      ==========    ==========















        The accompanying notes to financial statements as they relate to SWEPCO are an integral part of these statements.

                       SOUTHWESTERN ELECTRIC POWER COMPANY

                                 BALANCE SHEETS

                                                      June 30,      December 31,
                                                        1996           1995
                                                     (unaudited)    (audited)
                                                     -----------    ------------
CAPITALIZATION AND LIABILITIES                              (thousands)

Capitalization
     Common stock:  $18 par value
        Authorized shares: 7,600,000
        Issued and outstanding shares: 7,536,640        $135,660      $135,660
     Paid-in capital                                     245,000       245,000
     Retained earnings                                   310,948       302,334
                                                      ----------    ----------
                                                         691,608       682,994
     Preferred stock
        Not subject to mandatory redemption               16,032        16,032
        Subject to mandatory redemption                   32,428        33,628
     Long-term debt                                      599,164       598,951
                                                      ----------    ----------
                                                       1,339,232     1,331,605
                                                      ----------    ----------

Current Liabilities
     Long-term debt and preferred stock due within
       twelve months                                       4,639         5,099
     Advances from affiliates                             86,656       101,228
     Accounts payable                                     49,944        34,717
     Payables to affiliates                               67,246        52,474
     Over-recovered fuel costs                              --           8,923
     Customer deposits                                    10,889        11,027
     Accrued taxes                                        27,350        25,268
     Accumulated deferred income taxes                     1,808          --
     Accrued interest                                     16,842        17,894
     Other                                                19,098        30,525
                                                      ----------    ----------
                                                         284,472       287,155
                                                      ----------    ----------

Deferred Credits
     Accumulated deferred income taxes                   369,111       377,245
     Investment tax credits                               73,872        76,237
     Income tax related regulatory liabilities, net       38,892        37,363
     Other                                                 9,250         7,114
                                                      ----------    ----------
                                                         491,125       497,959
                                                      ----------    ----------

                                                      $2,114,829    $2,116,719
                                                      ==========    ==========




        The accompanying notes to financial statements as they relate to SWEPCO are an integral part of these statements.

                       SOUTHWESTERN ELECTRIC POWER COMPANY

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                           Six Months Ended
                                                               June 30,
                                                      ------------------------
                                                         1996          1995
                                                      ----------    ----------
OPERATING ACTIVITIES                                          (thousands)
  Net Income                                             $20,152       $53,595
  Non-cash Items Included in Net Income
      Depreciation and amortization                       50,074        45,676
      Deferred income taxes and investment
         tax credits                                      (2,526)       (4,354)
      Allowance for equity funds used during
         construction                                       (326)       (2,105)
      Utility plant development costs                     29,590          --
      Inventory reserve                                    1,130          --
  Changes in Assets and Liabilities
      Accounts receivable                                (19,617)        6,889
      Payables to affiliates                              14,772        11,775
      Fuel inventory                                      (5,381)      (11,488)
      Accounts payable                                    15,407         4,761
      Accrued taxes                                        2,082        17,955
      Accrued interest                                    (1,052)       (7,205)
      Unrecovered fuel/Fuel refund due customers         (18,396)       (2,449)
      Other                                               (8,778)      (10,830)
                                                      ----------    ----------
                                                          77,131       102,220
                                                      ----------    ----------

INVESTING ACTIVITIES
  Construction expenditures                              (44,663)      (52,465)
  Allowance for borrowed funds used during
     construction                                         (1,226)       (2,694)
  Other                                                   (2,833)       (3,370)
                                                      ----------    ----------
                                                         (48,722)      (58,529)
                                                      ----------    ----------

FINANCING ACTIVITIES
  Retirement of long-term debt                            (1,839)       (1,692)
  Redemption of preferred stock                           (1,200)          (50)
  Change in advances from affiliates                     (14,572)      (16,454)
  Payment of dividends                                   (10,834)      (24,412)
                                                      ----------    ----------
                                                         (28,445)      (42,608)
                                                      ----------    ----------

Net Change in Cash and Cash Equivalents                      (36)        1,083
Cash and Cash Equivalents at Beginning of Period           1,702         1,296
                                                      ==========    ==========
Cash and Cash Equivalents at End of Period                $1,666        $2,379
                                                      ==========    ==========

SUPPLEMENTARY INFORMATION
  Interest paid less amounts capitalized                 $25,610       $30,964
                                                      ==========    ==========
  Income taxes paid                                      $13,950        $2,581
                                                      ==========    ==========



        The accompanying notes to financial statements as they relate to SWEPCO are an integral part of these statements.

SOUTHWESTERN ELECTRIC POWER COMPANY

RESULTS OF OPERATIONS

COMPARISON OF THE QUARTERS ENDED JUNE 30, 1996 AND 1995


     Net Income for Common Stock. Net income for common stock decreased 88% to $4.6 million during the second quarter of 1996 from $37.2 million during the second quarter of 1995. The decrease resulted primarily from a one-time charge associated with certain investments for plant sites, engineering studies and lignite reserves of approximately $21.7 million, net of tax. Increased other operating expenses, increased depreciation and amortization and prior year tax adjustments recorded in 1995 also contributed to the decrease in net income for common stock.

     Electric Operating Revenues. Electric operating revenues increased $23.6 million to $236.6 million during the second quarter of 1996 from $213 million during the second quarter of 1995 due primarily to a $16.7 million increase in fuel revenue and a $6.9 million increase in non-fuel revenue. The increase in fuel revenue was due to higher average unit fuel cost as discussed below. The increase in non-fuel revenue is attributable to a 7% increase in retail KWH sales resulting from weather-related demand and higher customer demand.

     Fuel. Fuel expense increased 22% to $95.6 million during the second quarter of 1996 when compared to the second quarter of 1995 due primarily to a 10% increase in generation and an increase in the average unit fuel cost from $1.71 per MMbtu in 1995 to $1.86 per MMbtu in 1996. The increase in average unit fuel cost was due primarily to an increase in the spot market price of natural gas.

     Purchased Power. Purchased power expense increased $6.5 million during the second quarter of 1996 when compared to the second quarter of 1995 due primarily to an increase in economy energy purchases.

     Other Operating. Other operating expenses increased $2.2 million, or 8%, during the second quarter of 1996 when compared to the second quarter of 1995 due primarily to increases in employee-related expenses and insurance expense partially offset by a decrease in miscellaneous administrative and general expenses.

     Depreciation and Amortization. Depreciation and amortization increased approximately $2.3 million, or 11%, during the second quarter of 1996 as compared to the second quarter of 1995 due primarily to an increase in depreciable plant and the completion in 1995 of the amortization of previously expensed inventory and supply items that were credited through amortization to cost of service.

     Income Taxes. Income taxes increased $3.9 million, or 46%, to $12.5 million during the second quarter of 1996 as compared to the second quarter of 1995 due primarily to higher pre-tax income, excluding the effects of a one-time charge, as discussed below, and prior year tax adjustments recorded in 1995.

COMPARISON OF THE QUARTERS ENDED JUNE 30, 1996 AND 1995


     Other Income and Deductions.   Other income and deductions
decreased $23.3 million in the second quarter of 1996 as compared with the second quarter of 1995 due primarily to a one-time charge associated with certain investments for plant sites, engineering studies and lignite reserves of approximately $21.7 million, net of tax. See NOTE 9. UTILITY PLANT DEVELOPMENT COSTS for additional information.


COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995


     Net Income for Common Stock. Net income for common stock decreased 64% to $18.6 million during the six months ended June 30, 1996 from $52.0 million during the six months ended June 30, 1995. The decrease resulted primarily from a one-time charge associated with certain investments for plant sites, engineering studies and lignite reserves of approximately $21.7 million, net of tax. Increased other operating expenses, increased depreciation and amortization, and prior year tax adjustments recorded in 1995 also contributed to the decrease in net income for common stock.

     Electric Operating Revenues. Electric operating revenues increased $55.2 million to $437.4 million during the first six months of 1996 from $382.2 million during the first six months of 1995 due primarily to a $39.1 million increase in fuel revenue and a $16.1 million increase in non-fuel revenue. The increase in fuel revenue was due to higher average unit fuel cost as discussed below. The increase in non-fuel revenue is attributable to a 7% increase in retail KWH sales resulting from weather-related demand and increased customer demand.

     Fuel. Fuel expense increased 30% to $184.9 million during the first six months of 1996 when compared to the first six months of 1995 due primarily to a 17% increase in generation and an increase in the average unit fuel cost from $1.65 per MMbtu in 1995 to $1.85 per MMbtu in 1996. The increase in average unit fuel cost was due primarily to an increase in the spot market price of natural gas.

     Purchased Power. Purchased power expense increased $6.4 million, or 65%, during the first six months of 1996 when compared to the first six months of 1995 due primarily to an increase in economy energy purchases.

     Other Operating. Other operating expenses increased $5.5 million, or 10%, during the first six months of 1996 when compared to the first six months of 1995 due primarily to increases in employee-related expenses, outside services and insurance expense partially offset by a decrease in miscellaneous administrative and general expenses.

     Depreciation and Amortization. Depreciation and amortization increased approximately $4.3 million, or 11%, during the first six months of 1996 as compared to the first six months of 1995 due primarily to an increase in depreciable plant and the completion in 1995 of the amortization of previously expensed inventory and supply items that were credited through amortization to cost of service.

     Taxes, Other Than Income. Taxes, other than income increased approximately $1.4 million, or 7%, during the first six months of 1996 as compared to the first six months of 1995 due primarily to an increase in ad valorem taxes and state franchise taxes.

     Income Taxes. Income taxes increased $3.4 million, or 25%, to $17.2 million during the first six months of 1996 as compared to the first six months of 1995 due primarily to higher pre-tax income excluding the effects of a one-time charge, as discussed below, and prior year tax adjustments recorded in 1995.

     Other Income and Deductions. Other income and deductions decreased $24 million in the first six months of 1996 when compared with the first six months of 1995 due primarily to a one-time charge associated with certain investments for plant sites, engineering studies and lignite reserves of approximately $21.7 million, net of tax. See NOTE 9. UTILITY PLANT DEVELOPMENT COSTS for additional information.

WTU


                     WEST TEXAS UTILITIES COMPANY




                    PART I.  FINANCIAL INFORMATION.

                    ITEM 1.  Financial Statements.

                          WEST TEXAS UTILITIES COMPANY

                              STATEMENTS OF INCOME
                                   (unaudited)


                                   Three Months Ended       Six Months Ended
                                         June 30,               June 30,
                                  ---------------------   ---------------------
                                    1996        1995         1996        1995
                                  ---------   ---------   ---------   ---------
                                        (thousands)            (thousands)

Electric Operating Revenues       $ 101,587    $ 83,049   $ 182,376   $ 157,970
                                  ---------   ---------   ---------   ---------

Operating Expenses and Taxes
   Fuel                              35,822      29,763      67,805      60,928
   Purchased power                    6,608       2,482      12,524       3,825
   Other operating                   18,227      17,497      34,702      31,561
   Maintenance                        4,472       4,048       7,691       6,997
   Depreciation and amortization      9,832       8,053      19,510      16,117
   Taxes, other than income           5,583       5,514      11,181      11,340
   Income taxes                       4,870       2,506       5,035       4,120
                                  ---------   ---------   ---------   ---------
                                     85,414      69,863     158,448     134,888
                                  ---------   ---------   ---------   ---------

Operating Income                     16,173      13,186      23,928      23,082
                                  ---------   ---------   ---------   ---------

Other Income and Deductions
   Utility plant development
     costs, net of tax              (10,917)       --       (10,917)       --
   Other                                270         836         657       1,044
                                  ---------   ---------   ---------   ---------
                                    (10,647)        836     (10,260)      1,044
                                  ---------   ---------   ---------   ---------

Income Before Interest Charges        5,526      14,022      13,668      24,126
                                  ---------   ---------   ---------   ---------

Interest Charges
   Interest on long-term debt         5,296       5,298      10,592      10,138
   Interest on short-term debt
      and other                       1,367         956       2,745       2,154
   Allowance for borrowed funds
      used during construction         (218)       (158)       (504)       (325)
                                  ---------   ---------   ---------   ---------
                                      6,445       6,096      12,833      11,967
                                  ---------   ---------   ---------   ---------

Net Income (Loss)                      (919)      7,926         835      12,159
Preferred Stock Dividends                66          66         132         132
                                  ---------   ---------   ---------   ---------
Net Income (Loss) for Common
  Stock                               $(985)     $7,860        $703     $12,027
                                  =========   =========   =========   =========








          The accompanying notes to financial statements as they relate to WTU are an integral part of these statements.

                          WEST TEXAS UTILITIES COMPANY

                                 BALANCE SHEETS


                                                       June 30,     December 31,
                                                         1996          1995
                                                      (unaudited)    (audited)
                                                    -------------  -------------
ASSETS                                                       (thousands)

Electric Utility Plant
     Production                                         $417,395      $427,547
     Transmission                                        200,924       199,055
     Distribution                                        339,536       326,337
     General                                              93,041        84,326
     Construction work in progress                        17,790        32,686
                                                      ----------    ----------
                                                       1,068,686     1,069,951

  Less - Accumulated depreciation and
     amortization                                        404,774       389,379
                                                      ----------    ----------
                                                         663,912       680,572
                                                      ----------    ----------

Current Assets
     Cash                                                    809           717
     Accounts receivable                                  21,415        28,923
     Materials and supplies, at average
        cost                                              15,385        16,660
     Fuel inventory,  at average cost                      8,184         8,281
     Coal inventory, at LIFO cost                          6,377         5,545
     Accumulated deferred income taxes                     2,620         5,328
     Under-recovered fuel costs                            3,529          --
     Prepayments and other                                 2,170         1,042
                                                      ----------    ----------
                                                          60,489        66,496
                                                      ----------    ----------

Deferred Charges and Other Assets
     Deferred Oklaunion costs                             24,229        26,092
     Restructuring costs                                  11,798        12,741
     Other                                                32,712        29,713
                                                      ----------    ----------
                                                          68,739        68,546
                                                      ----------    ----------

                                                        $793,140      $815,614
                                                      ==========    ==========











          The accompanying notes to financial statements as they relate to WTU are an integral part of these statements.

                          WEST TEXAS UTILITIES COMPANY

                                 BALANCE SHEETS


                                                       June 30,     December 31,
                                                         1996          1995
                                                      (unaudited)    (audited)
                                                    -------------  -------------
CAPITALIZATION AND LIABILITIES                              (thousands)

Capitalization
     Common stock:  $25 par value
        Authorized shares: 7,800,000
        Issued and outstanding shares: 5,488,560        $137,214      $137,214
     Paid-in capital                                       2,236         2,236
     Retained earnings                                   116,473       125,770
                                                      ----------    ----------
                                                         255,923       265,220

     Preferred stock                                       6,291         6,291
     Long-term debt                                      274,996       273,245
                                                      ----------    ----------
                                                         537,210       544,756
                                                      ----------    ----------

Current Liabilities
     Advances from affiliates                             12,417        19,820
     Payables to affiliates                                8,953         8,244
     Accounts payable                                     23,680        20,611
     Accrued taxes                                        10,753        13,182
     Accrued interest                                      6,535         6,081
     Over-recovered fuel costs                              --           4,060
     Refund due customers                                    481         1,812
     Other                                                 2,782         3,121
                                                      ----------    ----------
                                                          65,601        76,931
                                                      ----------    ----------

Deferred Credits
     Accumulated deferred income taxes                   140,965       145,130
     Investment tax credits                               29,900        30,561
     Income tax related regulatory liabilities, net       15,101        14,464
     Other                                                 4,363         3,772
                                                      ----------    ----------
                                                         190,329       193,927
                                                      ----------    ----------

                                                        $793,140      $815,614
                                                      ==========    ==========









          The accompanying notes to financial statements as they relate to WTU are an integral part of these statements.

                          WEST TEXAS UTILITIES COMPANY

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                           Six Months Ended
                                                               June 30,
                                                      ------------------------
                                                         1996           1995
                                                      ----------    ----------
OPERATING ACTIVITIES                                         (thousands)
  Net Income                                                $835       $12,159
  Non-cash Items Included in Net Income
      Depreciation and amortization                       19,414        16,809
      Deferred income taxes and investment
         tax credits                                      (1,481)        1,389
      Regulatory assets established for
         restructuring charges                               944          --
      Allowance for equity funds used during
         construction                                       (128)         (110)
      Utility plant development costs                     14,905          --
      Inventory reserve                                    1,103          --
  Changes in Assets and Liabilities
      Accounts receivable                                  7,508        (6,573)
      Accounts payable                                     6,179         8,442
      Accrued taxes                                       (2,429)         (764)
      Over- and under-recovered fuel costs                (7,589)        2,036
      Other                                               (4,083)       (7,340)
                                                      ----------    ----------
                                                          35,178        26,048
                                                      ----------    ----------

INVESTING ACTIVITIES
  Construction expenditures                              (16,722)      (20,421)
  Allowance for borrowed funds used during
     construction                                           (504)         (325)
  Other                                                     (364)         (735)
                                                      ----------    ----------
                                                         (17,590)      (21,481)
                                                      ----------    ----------

FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt                  --          39,491
  Change in advances from affiliates                      (7,403)      (31,192)
  Payment of dividends                                   (10,066)      (11,198)
  Other                                                      (27)         --
                                                      ----------    ----------
                                                         (17,496)       (2,899)
                                                      ----------    ----------

Net Change in Cash and Cash Equivalents                       92         1,668
Cash and Cash Equivalents at Beginning of Period             717         2,501
                                                      ==========    ==========
Cash and Cash Equivalents at End of Period                  $809        $4,169
                                                      ==========    ==========

SUPPLEMENTARY INFORMATION
  Interest paid less amounts capitalized                 $10,470        $9,588
                                                      ==========    ==========
  Income taxes paid                                       $1,220        $8,009
                                                      ==========    ==========






          The accompanying notes to financial statements as they relate to WTU are an integral part of these statements.

WEST TEXAS UTILITIES COMPANY

RESULTS OF OPERATIONS

COMPARISON OF THE QUARTERS ENDED JUNE 30, 1996 AND 1995


     Net Income for Common Stock. During the second quarter of 1996, net income for common stock decreased from $7.9 million in the second quarter of 1995 to a net loss of $1.0 million. The decrease resulted primarily from a one-time charge associated with certain investments for plant sites, engineering studies and lignite reserves of approximately $10.9 million, net of tax. Also contributing to the decrease were increased maintenance expenses and increased depreciation and amortization. The decrease was partially offset by increased non-fuel electric operating revenues.

     Electric Operating Revenues. Electric operating revenues increased $18.5 million, or 22%, in the second quarter of 1996 as compared to the second quarter of 1995. This increase was due primarily to increased fuel revenues, as discussed below, and a 12% increase in KWH sales resulting from additional weather-related demand from customers.

     Fuel. Fuel expense increased $6.1 million, or 20%, for the second quarter of 1996 as compared to the second quarter of 1995 due primarily to an increase in average unit fuel costs from $1.78 per MMbtu in 1995 to $2.04 per MMbtu in 1996, which resulted from higher spot market natural gas prices.

     Purchased Power. Purchased power increased $4.1 million during the second quarter of 1996 as compared to the second quarter of 1995, primarily as a result of increased economy energy purchases.

     Maintenance. Maintenance expenses increased $0.4 million, or approximately 10%, in the second quarter of 1996 as compared to the second quarter of 1995 due primarily to a $1.1 million reserve for the potential write down of production inventory, partially offset by decreases in transmission maintenance expenditures.

     Depreciation and Amortization. Depreciation and amortization expenses increased approximately $1.8 million during the second quarter of 1996 as compared to the second quarter of 1995 due primarily to increases in depreciable property and the accelerated amortization of deferred Oklaunion plant costs and other amortization of regulatory assets established in 1995 in accordance with the WTU Stipulation and Agreement.

     Income Taxes. Income taxes increased $2.4 million in the second quarter of 1996 as compared to the second quarter of 1995 due primarily to higher pre-tax income in 1996, excluding the effects of a one-time charge, as discussed below, and prior year tax adjustments recorded in 1995.

     Other Income and Deductions. Other income and deductions decreased $11.5 million during the second quarter of 1996 as compared with the second quarter of 1995 as a result of a one-time charge associated with certain investments for plant sites, engineering studies and lignite reserves of approximately $10.9 million, net of tax.
See NOTE 9.  UTILITY PLANT DEVELOPMENT COSTS for additional information.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995


     Net Income for Common Stock. For the first six months of 1996, net income for common stock decreased to $0.7 million from $12.0 million in the first six months of 1995. The decrease resulted primarily from a one-time charge associated with certain investments for plant sites, engineering studies and lignite reserves of approximately $10.9 million, net of tax. Also contributing to the decrease were increased operating and maintenance expenses and increased depreciation and amortization. The decrease was partially offset by increased non-fuel electric operating revenues.

     Electric Operating Revenues. Electric operating revenues increased $24.4 million, or 15%, in the first six months of 1996 as compared to the first six months of 1995. This increase was due primarily to increased fuel revenues, as discussed below, and an 11% increase in KWH sales resulting from additional weather-related demand from customers.

     Fuel. Fuel expense increased $6.9 million, or 11%, for the first six months of 1996 as compared to the first six months of 1995 due primarily to an increase in average unit fuel costs from $1.90 per MMbtu in 1995 to $2.05 per MMbtu in 1996, which resulted from higher spot market natural gas prices.

     Purchased Power. Purchased power increased $8.7 million during the first six months of 1996 as compared to the first six months of 1995, primarily as a result of increased economy energy purchases.

     Other Operating. Other operating expenses increased $3.1 million, or approximately 10%, in the first six months of 1996 as compared to the first six months of 1995 due primarily to increased transmission expenses associated with the completion and placement in service of a new HVdc tie in the third quarter of 1995, increased expenses associated with regulatory activity and increased employee related expenses. Also contributing to the increase was the amortization of a regulatory asset established in the fourth quarter of 1995 in accordance with the WTU Stipulation and Agreement.

     Maintenance. Maintenance expenses increased $0.7 million, or approximately 10%, in the first six months of 1996 as compared to the first six months of 1995 due primarily to a $1.1 million reserve for the potential write down of production inventory.

     Depreciation and Amortization. Depreciation and amortization expense increased approximately $3.4 million during the first six months of 1996 as compared to the first six months of 1995 due primarily to increases in depreciable property and the accelerated amortization of deferred Oklaunion plant costs and other amortization of regulatory assets established in 1995 in accordance with the WTU Stipulation and Agreement.

     Income Taxes. Income taxes increased $0.9 million in the first six months of 1996 as compared to the first six months of 1995 due primarily to higher pre-tax income in 1996, excluding the effects of a one-time charge, as discussed below, and prior year tax adjustments recorded in 1995.

     Other Income and Deductions. Other income and deductions decreased $11.3 million during the first six months of 1996 as compared with the first six months of 1995 as a result of a one-time charge associated with certain investments for plant sites, engineering studies and lignite reserves of approximately $10.9 million, net of tax. See NOTE 9. UTILITY PLANT DEVELOPMENT COSTS for additional information.

INDEX TO APPLICABLE NOTES TO FINANCIAL STATEMENTS BY REGISTRANT





NOTE 1.   PRINCIPLES OF PREPARATION              CSW, CPL, PSO, SWEPCO, WTU

NOTE 2.   LITIGATION AND REGULATORY PROCEEDINGS  CSW, CPL, PSO, SWEPCO, WTU

NOTE 3.   COMMITMENTS AND CONTINGENT
            LIABILITIES                          CSW, CPL, PSO, SWEPCO, WTU

NOTE 4.   DIVIDENDS                              CSW, CPL, PSO, SWEPCO, WTU

NOTE 5.   CSW EARNINGS AND DIVIDENDS PER SHARE
            SHARE OF CSW COMMON STOCK            CSW

NOTE 6.   LONG TERM FINANCING                    CSW, PSO, SWEPCO

NOTE 7.   INCOME TAXES                           CSW, CPL, PSO, SWEPCO, WTU

NOTE 8.   DISCONTINUED OPERATIONS                CSW

NOTE 9.   UTILITY VALUATION RESERVES             CSW, CPL, PSO, SWEPCO, WTU

NOTE 10.  SUPPLEMENTAL INFORMATION - SEEBOARD'S
            RECENT OPERATING RESULTS             CSW

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.  PRINCIPLES OF PREPARATION

     The condensed financial statements of the Registrants included herein have been prepared by each Registrant pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although each Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's Combined Annual Report on Form 10-K for the year ended December 31, 1995 and the Registrant's Combined Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

     The unaudited financial information furnished herewith reflects all adjustments which are, in the opinion of management of such Registrant, necessary for a fair statement of the results of operations for the interim periods. Information for quarterly periods is affected by seasonal variations in sales, rate changes, timing of fuel expense recovery and other factors.

     The financial statements of the CSW U.K. Group, which are included in CSW's consolidated financial statements, have been translated from British pounds to U.S. dollars in accordance with SFAS
No. 52. All balance sheet accounts are translated at the exchange rate at June 30, 1996 and all income statement items are translated at the average exchange rate for the applicable period. At June 30, 1996, the current exchange rate was approximately 1.00 pound=$1.55 and the average exchange rate for the six month period ended June 30, 1996 was approximately 1.00 pound=$1.53. At March 31, 1996, the current exchange rate was approximately 1 pound=$1.52 and the average exchange rate for the three month period ended March 31, 1996 was $1.53. All resulting translation adjustments are recorded directly to Foreign Currency Translation Adjustment on the consolidated balance sheets. Cash flow statement items are translated at a combination of average, historical and current exchange rates. The effect of the changes in exchange rates on cash and cash equivalents, resulting from the translation of items at the different exchange rates, is shown on CSW's Consolidated Statements of Cash Flows in Effect of Exchange Rate Changes on Cash and Cash Equivalents.

     Certain financial statement items for prior years have been reclassified to conform to the 1996 presentation.


2.  LITIGATION AND REGULATORY PROCEEDINGS

     See the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 1995 and the Combined Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 for additional discussion of litigation and regulatory proceedings. Reference is also made to PART II - ITEM 1. and MD&A - COMPETITION AND INDUSTRY CHALLENGES AND CAPITAL REQUIREMENTS, LIQUIDITY AND FINANCING for additional discussion of litigation and regulatory matters.

CPL Rate Review Docket No. 14965
     As previously reported, on November 6, 1995, CPL filed with the Texas Commission a request to increase its retail base rates by $71 million and reduce its annual retail fuel factors by $17 million. The net effect of these proposals would result in an increase of $54 million, or 4.6%, in total annual retail revenues based on a test year ended June 30, 1995. CPL's filing also sought to reconcile $229 million of fuel costs incurred during the period July 1, 1994 through June 30, 1995. CPL's previous request to reconcile fuel costs from March 1, 1990 to June 30, 1994 in Docket No. 13650 was consolidated with the current rate review. If the requested increase and other adjustments in rate structure are approved, CPL will commit not to increase its base rates prior to January 1, 2001, subject to certain force majeure events.

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

     On May 10, 1996, CPL and other parties to the fuel reconciliation phase of the current rate review filed the CPL 1996 Fuel Agreement with the Texas Commission that reconciles CPL's fuel costs through June 1995. A final order implementing the settlement was issued on June 28, 1996, approving a one-time fuel refund of $23 million that was refunded to customers in July 1996. As a condition of the settlement, CPL agreed not to seek recovery of $6 million of fuel and fuel-related costs incurred during the reconciliation period. The additional amount of the refund results from an over-recovery of fuel costs during the reconciliation period and did not have a material impact on CPL's results of operations or financial condition.

     In a preliminary order issued December 21, 1995, the Texas Commission expanded the scope of the rate review to address certain competitive issues facing the electric utility industry. CPL made a supplemental filing on April 1, 1996, addressing a recommended model for restructuring the electric industry within ERCOT. In addition, the supplemental filing included: (i) estimates of CPL's potential stranded costs based upon various possible structures of the electric industry and under several energy price scenarios; and (ii) a recommendation that the potential stranded costs not be quantified in rates until any changes in the electricity market and structure of utilities in Texas are known. In this supplemental filing, CPL estimated its potential stranded costs could range from approximately zero to approximately $3.7 billion in a worst-case scenario. The range is dependent upon a number of presently unknown factors, including the extent to which CPL is compensated for its reasonable costs and the extent and timing of any implementation of retail competition. Hearings in this phase of the rate review began July 31, 1996.

     CPL has filed rebuttal testimony that challenges positions taken by the Texas Commission Staff and other parties intervening in this case. CPL's testimony challenges the Texas Commission Staff's proposals as unreasonable and contrary to current law and regulatory policy. While the Texas Commission Staff reported the use of a "point estimate" of $850 million for potentially stranded costs, their testimony actually describes their range of potential stranded costs as very uncertain and having a range from $200 million to $2 billion. In addition, the Texas Commission Staff recommended (i) a nuclear performance standard that would penalize CPL unless it operates its nuclear units better than 75 percent of the U.S. nuclear industry; and

(ii) a fuel-recovery mechanism that is based on prices in an undeveloped energy market; and (iii) a one-sided cap on CPL's earnings that effectively prevents CPL from realizing its authorized level of earnings.

     For further information related to the preliminary order issued December 21, 1995, by the Texas Commission expanding the scope of the CPL rate review to address certain competitive issues facing the electric utility industry, see the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 1995 and the Registrants' Combined Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

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

WTU Stipulation and Agreement
     As previously reported, in the third quarter of 1995 WTU entered into the WTU Stipulation and Agreement to settle several pending regulatory matters that included: (i) a retail rate proceeding and fuel reconciliation before the Texas Commission in Docket No. 13369;
(ii) Writ of Error to the Supreme Court of Texas - review of WTU's 1987 Texas rate case in Docket 7510; and (iii) the Texas Commission's proceeding on remand in Docket No. 13949 regarding deferred accounting treatment for Oklaunion. In the fourth quarter of 1995, the Texas Commission rendered a final order that implemented the agreement.

     Part of the final order also set into motion the actions required to seek a remand of the appeal of Docket No. 7510 to the Texas Commission to implement a final order consistent with the WTU Stipulation and Agreement. The Court of Appeals issued a mandate on April 15, 1996, directed to the Travis County District Court, that permitted the case to be remanded back to the Texas Commission. On
May 23, 1996, the Texas Commission assigned it a new proceeding for docketing purposes, Docket No. 15988. A prehearing on Docket No.
15988 was held on June 24, 1996 where parties to Docket No.
15988 discussed with the ALJ a joint motion filed with the ALJ by the parties on June 21, 1996 that proposed to adopt a finding to implement the last outstanding element related to the WTU
Stipulation and Agreement in Docket No. 13369, WTU's settled rate case. It is expected that the ALJ will utilize the WTU Stipulation and Agreement to prepare an order recognizing the necessity of deferrals in Docket No. 7510 for financial integrity purposes. The Texas Commission is expected to render a final order in Docket No. 15988 during the last quarter of 1996.


3.  COMMITMENTS AND CONTINGENT LIABILITIES

Termination of El Paso Merger
     As previously reported, in May 1993, CSW entered into a Merger Agreement pursuant to which El Paso would have emerged from bankruptcy as a wholly owned subsidiary of CSW. On June 9, 1995, following CSW's notification that it was terminating the Merger Agreement, El Paso filed a suit against CSW seeking a $25 million termination fee from CSW, additional unspecified damages, punitive damages, interest as permitted by law and certain other costs. On June 15, 1995, CSW filed suit against El Paso seeking a $25 million termination fee from El Paso due to El Paso's breach of the Merger Agreement, at least $3.6 million in rate case expenses incurred by CSW on behalf of El Paso related to state regulatory merger proceedings and a declaratory judgment that CSW properly terminated the Merger Agreement. On June 14, 1996, CSW filed an amended complaint seeking a first priority administrative expense claim of $50 million from El Paso based upon El Paso's breach of the Merger Agreement.

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


CSW Energy Projects and Commitments
     CSW Energy is authorized to develop various independent power and cogeneration facilities and to own and operate such non-utility projects, subject to regulatory approval. The table below summarizes CSW Energy's participation in projects as of June 30, 1996.

                                     Capacity     Commercial
                                     (in MW)      Operation  Ownership   Thermal
Project           Location        Total Committed   Date     Interest     Host          Host Utility

Brush II         Brush, CO          68      68   January 1994   47%     Greenhouse  Public Service Company
                                                                                        of Colorado
Ft. Lupton       Ft. Lupton, CO    272     272    June 1994     50%     Greenhouse  Public Service Company
                                                                                        of Colorado
Mulberry         Polk County, FL   120     110   August 1994    50%     Distilled   Florida Power Corporation
                                                                   Water/Ethanol Plant
Orange Cogen     Polk County, FL   103      97    June 1995     50%   Orange Juice  Florida Power Corporation
                                                                        Processor   Tampa Electric Company
Phillips Sweeny  Sweeny, TX        300      90*   Mid 1998     100%     Refinery    Undetermined*

Newgulf          Wharton, TX        85      --    Mid 1996     100%      IPP        IPP

* The Phillips Sweeny project has the unexercised option to sell 90 MW of capacity to Phillips Petroleum Company.

     CSW Energy provided construction services to the Mulberry cogeneration facility through a wholly owned subsidiary, CSW Development-I, Inc. The project achieved commercial operation in August 1994 and added 120 MW of on-line capacity of which CSW Energy owns 50%. CSW Energy's maximum potential liability under the fixed price contract is $29 million which will decrease to zero in August 1996. As of June 30, 1996, CSW has provided additional support to the project totaling approximately $3 million.

     CSW Energy has entered into a purchase agreement for the Ft. Lupton project to provide $80 million upon the occurrence of certain events. As of June 30, 1996, $43 million has been paid, and CSW has provided a guarantee for the remainder. Additionally, CSW has provided four letters of credit to the project totaling $19 million. The following table summarizes equity investments and loans made by CSW Energy and commitments provided by CSW in the projects at June 30, 1996.

                                                 Letters of Credit
Project                                  Equity   and Guarantees    Loans
                                                     (millions)

Brush II                                  $15.3       $  --        $  --
Ft. Lupton                                 43.0        59.2           --
Mulberry                                   24.0        32.3           --
Orange Cogen                               53.2         2.3           --
Phillips Sweeny                              --         3.0          9.1
Newgulf                                    10.5          --           --
Various developmental projects              3.8         9.0          5.4

     During the second quarter of 1996, CSW Energy recorded a one-time charge of approximately $14 million after-tax to establish reserves for equity investments, loans made to development projects and deferred charges associated with certain operating projects.

CSW International Cogeneration Project
     In July, 1996, CSW International announced a joint venture with Alpek, through a subsidiary, to build, own and operate a 120 MW, gas-fired cogeneration project at Alpek's Petrocel industrial complex in Altamira, Tamaulipas, Mexico. CSW International and Alpek each will have 50% ownership in the project, called Enertek, which will cost approximately $75 million. CSW International has entered into a limited guarantee agreement with the project's engineering, procurement and construction contractor that provides the contractor a guarantee of up to $5 million. The Enertek project is expected to commence commercial operations in the first quarter of 1998.

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

     CPL believes that the language of the Supreme Court of Texas opinion suggests that the appropriateness of allowing deferred accounting may be reviewed under a financial integrity standard in the first case in which the deferred STP costs are recovered through rates. If the courts decide that subsequent review under the financial integrity standard is required, that review would be conducted in a remand of the STP Unit 1 and Unit 2 orders. Pending the ultimate resolution of CPL's deferred accounting issues, CPL is unable to predict how its deferred accounting orders will ultimately be resolved by the Texas Commission.

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

     The Price-Anderson Act, a comprehensive statutory arrangement providing limitations on nuclear liability and governmental indemnities, is in effect until August 1, 2002. The limit of liability under the Price-Anderson Act for licensees of nuclear power plants is $8.92 billion per incident, effective as of January 1996. The owners of STP are insured for their share of this liability through a combination of private insurance amounting to $200 million and a mandatory industry-wide program for self-insurance totaling $8.72 billion. The maximum amount that each licensee may be assessed under the industry-wide program of self-insurance following a nuclear incident at an insured facility is $75.5 million per reactor, which may be adjusted for inflation, plus a five percent charge for legal expenses, but not more than $10 million per reactor for each nuclear incident in any one year. CPL and each of the other STP owners are subject to such assessments, which CPL and other owners have agreed will be allocated on the basis of their respective ownership interests in STP. For purposes of these assessments, STP has two licensed reactors.

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

     CPL purchased, for its own account, a NEIL I Business Interruption and/or Extra Expense policy to reimburse CPL for extra expenses incurred for replacement generation or purchased power as the result of a covered accident that shuts down production at one or both of the STP Units for more than 21 consecutive weeks. In the event of an outage of STP Units 1 and 2 and the outage is the result of the same accident, such insurance will reimburse CPL up to 80% of the single unit recovery. The maximum amount recoverable for a single unit outage is $86.02 million for Unit 1 and $85.96 million for Unit 2. CPL is subject to an additional assessment up to $1.6 million for the current policy year in the event that insured losses at a nuclear facility covered under the NEIL I policy exceeds the accumulated funds available under the policy. NEIL canceled CPL's current NEIL I policy effective July 31, 1996.

     For further information relating to litigation associated with CPL nuclear insurance claims, including the cancellation of CPL's NEIL I policy, reference is made to PART II - ITEM 1.

PSO PCB Cases
     For information regarding the commitments and contingent liabilities relating to the PSO's PCB cases, reference is made to PART II - ITEM 1.

SWEPCO Biloxi, Mississippi Manufactured Gas Plant Site
     As previously reported, SWEPCO was notified by Mississippi Power in 1994 that it may be a potentially responsible party at a manufactured gas plant site in Biloxi, Mississippi, formerly owned and operated by a predecessor of SWEPCO. Since then, SWEPCO has worked with Mississippi Power on both the investigation of the extent of contamination on the site as well as on the subsequent sampling of the site. The sampling results indicated contamination at the property as well as the possibility of contamination of an adjacent property. A risk assessment was submitted to the Mississippi Department of Environmental Quality, whose ensuing comments requested that a future residential exposure scenario be evaluated for comparison with commercial and industrial exposure scenarios. A final range of cleanup costs has not been determined, but based on preliminary estimates, SWEPCO has accrued approximately $2 million for its portion of the cleanup of this site, of which approximately $200,000 has been incurred to date.

SWEPCO Henry W. Pirkey Power Plant
     In connection with the lignite mining contract for its Henry W. Pirkey Power Plant, SWEPCO has agreed, under certain conditions, to assume the obligations of the mining contractor. As of June 30, 1996, the maximum SWEPCO would have to assume is $66.1 million. The maximum amount may vary as the mining contractor's need for funds fluctuates. The contractor's actual obligation outstanding as of June 30, 1996 was approximately $57.7 million.


4.  DIVIDENDS

     The U.S. Electric Operating Companies' mortgage indentures, as amended and supplemented, contain certain restrictions on the use of their retained earnings for cash dividends on their common stock. These restrictions do not currently limit the ability of CSW to pay dividends to its shareholders. At June 30, 1996, approximately $1.8 billion of the subsidiary companies' retained earnings were available for payment of cash dividends by such subsidiaries to CSW. At June 30, 1996, the amount of retained earnings available for payment of cash dividends to CSW by the U.S. Electric Operating Companies was as follows.

CPL - $767 million      PSO - $130 million      SWEPCO - $311 million
WTU - $116 million


5.  CSW EARNINGS AND DIVIDENDS PER SHARE OF COMMON STOCK

     Earnings per share of common stock are computed by dividing net income for common stock by the average number of common shares outstanding for the respective periods. Dividends per common share reflect per share amounts paid during the periods.


6.  LONG TERM FINANCING

PSO MTNs, Series A
     In February 1996, PSO filed a shelf registration statement with the SEC for the sale of up to $75 million of Senior Notes. During March and April of 1996, PSO issued $30 million and $10 million of MTNs, respectively, at varying interest rates and maturity dates. The interest rates for the separate issues ranged from 5.89 to 6.43% with maturity dates of 2000-2001. The proceeds of the issues were used to repay a portion of PSO's short-term borrowings and also to reimburse PSO's treasury for the scheduled maturity of $25 million aggregate principal amount of first mortgage bonds.

SWEPCO Sabine Series PCRBs
     In July 1996, $81.7 million of Sabine, 6.10%, Series 1996 PCRBs were issued for the benefit of SWEPCO. The proceeds from this issuance were used to refund the $81.7 million Sabine, 8.20%, Series 1986 PCRBs.

CPL, PSO, WTU Red River Series PCRBs
     In August 1996, $63.3 million of Red River, 6.0%, Series 1996, PCRBs were issued for the benefit of CPL, PSO, and WTU. The proceeds from this issuance will be used to refund the $63.3 million of Red River, 7 7/8%, Series 1984 PCRBs.


7.  INCOME TAXES

     The following tables provide a reconciliation of the differences between the federal statutory tax rate and the effective tax rate for CSW, CPL, PSO, SWEPCO and WTU.


                             Three Months Ended       Six Months Ended
                               June 30, 1996    %      June 30, 1996    %
                             --------------------     -------------------
CSW ($ in millions)
Tax at statutory rate                $86       35           $113       35
Differences:
  Amortization of ITC                 (4)      (2)            (7)      (2)
  Non-deductible Goodwill
    Amortization                       3        1              6        2
  State Income Taxes from the
    Sale of Transok                    7        3              7        2
  Permanent differences related
    to a one-time charge               9        4              9        3
  Prior period adjustments/Other      12        5              8        2
                                  ------      ---         ------      ---
                                    $113       46           $136       42
                                  ------      ---         ------      ---


CPL ($ in thousands)
Tax at statutory rate            $21,435       35        $30,343       35
Differences:
  Amortization of ITC             (1,447)      (2)        (2,895)      (3)
  Mirror CWIP                        882        1          1,754        2
  Permanent differences related
    to a one-time charge           1,390        2          1,390        1
  Prior period adjustments         3,198        5          3,198        4
  Other                              977        2          1,479        2
                                  ------      ---         ------      ---
                                 $26,435       43        $35,269       41
                                  ------      ---         ------      ---

PSO ($ in thousands)
Tax at statutory rate            $(8,402)      35        $(5,935)      35
Differences:
  Amortization of ITC               (696)       3         (1,392)       8
  Permanent differences related
    to a one-time charge           4,382      (18)         4,382      (26)
  Prior period adjustments           549       (2)           549       (3)
  Other                           (1,625)       6         (1,825)      11
                                  ------      ---         ------      ---
                                 $(5,792)      24        $(4,221)      25
                                  ------      ---         ------      ---

SWEPCO ($ in thousands)
Tax at statutory rate             $3,380       35         $9,902       35
Differences:
  Amortization of ITC             (1,182)     (12)        (2,365)      (8)
  Permanent differences related
    to a one-time charge           2,330       24          2,330        8
  Prior period adjustments           269        3            269        1
  Other                             (506)      (5)        (1,962)      (7)
                                  ------      ---         ------      ---
                                  $4,291       45         $8,174       29
                                  ------      ---         ------      ---

WTU ($ in thousands)
Tax at statutory rate               $(39)     (35)          $566       35
Differences:
  Amortization of ITC               (330)    (297)          (661)     (41)
  Permanent differences related
    to a one-time charge             977      879            977       60
  Prior period adjustments           143      129            143        9
  Other                               57       51           (244)     (15)
                                  ------      ---         ------      ---
                                    $808      727           $781       48
                                  ------      ---         ------      ---


     The effective tax rate reconciliations are significantly impacted by a one-time charge during the second quarter of 1996. For additional discussion of one-time charges associated with plant sites, engineering studies and lignite reserves, see NOTE 9. UTILITY PLANT DEVELOPMENT COSTS.


8.  DISCONTINUED OPERATIONS

     On June 6, 1996 CSW sold Transok to Tejas. Accordingly, the results of operations for Transok have been reported as discontinued operations and prior periods have been restated for consistency.

     Transok is an intrastate natural gas gathering, transmission, marketing and processing company that provides natural gas services to the U.S. Electric Operating Companies, predominantly PSO, and to other non-affiliated gas customers throughout the United States. Transok's natural gas facilities are located in Oklahoma, Louisiana and Texas. After the sale, Transok has continued to supply gas to the U.S. Electric Operating Companies.

     Operating results of Transok for the three and six month periods ended June 30, 1996 and 1995 are summarized in the following table (intercompany transactions have not been eliminated).

                                              Three Months         Six Months
                                              Ended June 30,     Ended June 30,
                                            1996       1995     1996       1995
                                              (millions)           (millions)

Total revenue                               $107       $166     $362       $325

Operating income before income taxes           8         10       23         20

Earnings before income taxes                   6          6       18         13
Income taxes                                   2          2        6          4
Net income from discontinued operations       $4         $4      $12         $9

     Since Transok was sold on June 6, 1996, the results of operations for the three and six month periods ended June 30, 1996 do not reflect a full three months and six months of earnings from Transok.

     CSW's Consolidated Balance Sheet at June 30, 1996 does not contain any assets or liabilities from Transok. See ITEM 2. MD&A - CAPITAL REQUIREMENTS, LIQUIDITY AND FINANCING for additional information related to the sale of Transok.


9.  UTILITY PLANT DEVELOPMENT COSTS

     During the second quarter of 1996, the U.S. Electric Operating Companies recorded one-time charges reflected in Other income and Deductions relating to investments made in prior years for plant sites, engineering studies and lignite reserves for which future recovery is not probable. The charges are as follows.

             Pre-tax effect    Income tax    Net Income
               on income         benefit      effect
                               (thousands)

CPL           $(21,374)           $5,893     $(15,481)
PSO            (50,854)           15,302      (35,552)
SWEPCO         (29,590)            7,847      (21,743)
WTU            (14,905)            3,988      (10,917)
              --------            ------      -------
             $(116,723)          $33,030     $(83,693)
              --------            ------      -------

     For a discussion of reserves established by CSW Energy during the second quarter of 1996, see NOTE 3. COMMITMENTS AND CONTINGENT
LIABILITIES.


10.  SUPPLEMENTAL INFORMATION - SEEBOARD'S RECENT OPERATING RESULTS

     SEEBOARD's results of operations discussed below are prepared in accordance with Generally Accepted Accounting Principles in the United Kingdom and exclude currency conversion and CSW consolidation adjustments. CSW's offer to purchase SEEBOARD was declared unconditional on January 10, 1996. Comparative information has been provided for information only.

Six Months Ended June 30, 1996
     Net income for the six months ended June 30, 1996, was 71.8 million pounds compared to 56.5 million pounds for the six months ended June 30, 1995. Gross profit (revenue less cost of sales) is in line with the comparable period last year despite the impact of a reduction in regulatory allowed revenues following the completion of the regulatory price review of SEEBOARD's distribution business. This primarily reflects an improvement in volume during the current period. Allowed revenue in SEEBOARD's distribution business were reduced by 14% with effect from April 1995 and a further 13% from April 1996.

     At the net income before interest level, the improvement reflects the continued cost reduction programs of SEEBOARD, the first year contribution from SEEBOARD's 37.5% interest in Medway Power Limited, a company formed to construct, own and operate a 675 MW power station, and the benefit of a release of a 17.5 million pound accrual no longer required in respect of a previous liability for redundancy costs. In addition, during the six months ended June 30, 1995, SEEBOARD received dividends as a result of its shareholding in the National Grid of 9.9 million pounds. SEEBOARD's interest in the National Grid was demerged to shareholders of SEEBOARD in December 1995.

Three Months Ended June 30, 1996
     Net income for the three months ended June 30, 1996 was 36.8 million pounds compared to 16.6 million pounds for the three months ended June 30, 1995. The improvement in net income primarily reflects the continued cost reduction programs of SEEBOARD, the first year contribution from SEEBOARD's 37.5% interest in Medway Power Limited, and the benefit of a release of a 17.5 million pound accrual no longer required in respect of a previous liability for redundancy costs.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 1995 and their Combined Quarterly Report on Form 10-Q for the quarter ended March 31, 1996. Reference is also made to each Registrant's unaudited Financial Statements and related Notes to Financial Statements included herein. The information included therein should be read in conjunction with, and is essential in understanding, the following discussion and analysis.


RESULTS OF OPERATIONS

     Reference is made to ITEM 1. Financial Statements for each of the Registrants' Results of Operations.


COMPETITION AND INDUSTRY CHALLENGES

Industry Restructuring in Texas
     In compliance with the Texas Commission's Project 15001, "Stranded Costs Report," CPL, SWEPCO and WTU each filed information in response to the Texas Commission's order initiating investigation concerning potential stranded costs. The filings consist of various scenarios used to estimate potential stranded costs. Based on the requirements of the filing, no significant potential stranded costs were identified for SWEPCO or WTU. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for a discussion of the potential impact of potential stranded costs relating to CPL.

     The Texas Commission's Project 15002, "Scope of Competition Report," is a report that the Texas Commission is required to present to the Texas Legislature in each odd-numbered year detailing the impact of competition in the electric utility industry. In addition, the report will include the Texas Commission's recommendations concerning the public's interest in a partially competitive electric market. In June 1996, CPL, SWEPCO and WTU each filed information for the Texas Commission's report.

Independent System Operator Plan
     In June 1996, CSW (including CPL, SWEPCO and WTU) and more than 20 other parties, including other investor-owned utilities, municipal power companies, electric cooperatives, independent power producers and power marketers, filed plans to create an independent system operator to manage the ERCOT power grid. The filing marks a major step towards implementing the Texas Commission's overall strategy of creating the competitive wholesale electric market that was mandated by the Texas Legislature in 1995. Approval of the independent system operator by the Texas Commission is expected later this year. Such approval would make Texas the first state in the nation to implement a regional independent system operator and a regional competitive wholesale bulk power market.

Industry Restructuring in Oklahoma
     In June 1996, the Oklahoma Commission announced that it has begun soliciting public comment to aid in the potential restructuring of the Oklahoma electric utility industry. The issues the Oklahoma Commission is exploring include the extent and speed of a restructuring, the unbundling of utility services, as well as the legislative and regulatory needs of such a restructuring. The staff of the Oklahoma Commission is scheduling informal public technical conferences over the next several months to discuss these issues. Subsequent to this, the Commissioners of the Oklahoma Commission are scheduled to conduct a conference late in 1996 to review such comments and recommendations in order to prepare themselves for the 1997 session of the Oklahoma Legislature.

FERC Order 888
     As previously reported, on April 24, 1996, the FERC issued Order 888 which is the final comparable open access transmission rule. The provisions of the final rule are similar to provisions of the FERC's 1995 Notice of Proposed Rule Making in that they provide for comparable service between utilities and their transmission customers by requiring utilities to take service under their open access tariffs for all of their new wholesale sales and purchases and by requiring utilities to rely on the same transmission information network that their transmission customers rely on to make wholesale purchases and sales. In addition, it also reaffirms the FERC's position that utilities are entitled to recover, through a formula, all legitimate, prudent and verifiable stranded costs.

     The final rule requires holding companies to offer single system rates. However, the rule grants CSW an exemption whereby CSW will be given an opportunity to propose a solution that will provide comparability to all wholesale users whereby the rates, terms and conditions for the CSW ERCOT companies (CPL and WTU) would be permitted to differ from those offered by the CSW Southwest Power Pool companies (PSO and SWEPCO). CSW, along with all FERC jurisdictional utilities, have filed open access tariffs that conform to the provisions of the pro forma tariff included as part of the final rule. CSW has until December 31, 1996, to file a system-wide tariff that will replace the conforming tariffs upon FERC approval.

Other
     In July 1996, two bills were introduced in the U.S. House of Representatives concerning competition in the electric industry. The purpose of both bills is to bring about customer choice through direct retail access, one of which sets a deadline of December 15, 2000 for implementation of such direct retail access. No action on either bill is expected during this session of Congress.

     There are currently two other bills, one in each house of the United States Congress, that call for the outright repeal of the Public Utility Holding Company Act of 1935, as amended. CSW has long supported legislative actions to reduce the restrictive nature of the current holding company law. CSW cannot predict if or when these current legislative actions will actually be enacted into law. However, if none of these specific bills are enacted, CSW will continue its efforts to repeal or modify the public utility holding company law.


CAPITAL REQUIREMENTS, LIQUIDITY AND FINANCING

Construction Expenditures
     CSW's construction expenditures totaled $221 million for the six months ended June 30, 1996. Such expenditures for the U.S. Electric Operating Companies totaled $46 million, $39 million, $45 million and $17 million, for CPL, PSO, SWEPCO and WTU, respectively. CSW's construction expenditures, including those for SEEBOARD, were primarily for improvements to existing production, transmission and distribution facilities. The improvements are required to meet the needs of new customers and to satisfy the changing requirements of existing customers. CSW anticipates that the majority of all funds required for construction for the remainder of the year will be provided from internal sources.

SEEBOARD Acquisition Financing
     As previously reported, CSW, indirectly through CSW (UK), has acquired control of 100% of SEEBOARD for an aggregate adjusted purchase price of approximately 1.4 billion pounds (approximately $2.1 billion assuming average exchange rates during the purchase period). As of June 30, 1996, CSW had contributed approximately $829 million of the purchase price for the acquisition of SEEBOARD shares. Such funds, which were initially obtained through borrowings under the $850 million CSW Credit Agreement, have been repaid by using the $398 million net proceeds from CSW's February 1996 common stock offering and $431 million of the proceeds from the sale of Transok.

     The additional funds necessary for the transaction were made with capital contributions and loans made to CSW (UK) by its sole shareholder, CSW Investments, which arranged the CSW Investments
Credit Facility for that purpose.  As of June 30, 1996, approximately
814 million pounds (approximately $1.25 billion assuming the prevailing exchange rate on that date) was outstanding under the CSW Investments
Credit Facility. CSW Investments anticipates that amounts borrowed under the CSW Investments Credit Facility will be repaid through dividends from SEEBOARD and other proceeds received from refinancing activities. In July 1996, SEEBOARD entered into a receivables securitization program in the amount of 155 million pounds. The proceeds of this securitization program will be used to reduce the CSW Investments Credit Facility.

Proceeds from Sale of Transok
     On June 6, 1996, CSW sold Transok to Tejas for approximately $890 million, consisting of $690 million in cash and $200 million in existing long-term debt that remained with Transok after the sale. A portion of the cash proceeds was used to repay the CSW
Credit Agreement and the remaining proceeds were used to repay commercial paper borrowings.

     CSW recorded an after tax gain on the sale of Transok of approximately $113 million in the second quarter of 1996. As a result of the gain, CSW incurred a current tax liability of approximately $195 million. Approximately two-thirds of the current tax liability results from taxes previously deferred by Transok. The deferred taxes were generated primarily by the excess of Transok's tax depreciation over its book depreciation. For additional information concerning the disposal of Transok, see ITEM 1. NOTE 8. DISCONTINUED OPERATIONS.

Short-Term Financing
     The CSW System uses short-term debt to meet fluctuations in working capital requirements and other interim capital needs. The Registrants, together with other subsidiaries of CSW have: (i) established a money pool to coordinate short-term borrowings and (ii) made borrowings outside the money pool through CSW's issuance of commercial paper. As of June 30, 1996, CSW had two revolving credit facilities totaling $1.2 billion to back up its commercial paper program.

Long-Term Financing
     The CSW System is committed to maintaining financial flexibility by having a strong capital structure and favorable securities ratings which help to assure future access to capital markets when required. At June 30, 1996, the capitalization ratios of each of the Registrants is presented in the following table. The capitalization ratio of CSW has been impacted by the amount of indebtedness utilized to finance the SEEBOARD acquisition. However, as described above in SEEBOARD

Acquisition Financing and in Proceeds from Sale of Transok, $829 million of debt outstanding under the CSW Credit Agreement was repaid in the first six months of 1996.

              Common
              Stock   Preferred     Long
              Equity    Stock     Term Debt

CSW            44%        4%         52%
CPL            45%        8%         47%
PSO            52%        2%         46%
SWEPCO         51%        4%         45%
WTU            48%        1%         51%

PSO MTNs, Series A
     In February 1996, PSO filed a shelf registration statement with the SEC for the sale of up to $75 million of Senior Notes.  During
March and April of 1996, PSO issued $30 million and $10 million of
MTNs, respectively, at varying interest rates and maturity dates. The interest rates for the separate issues ranged from 5.89 to 6.43% with maturity dates of 2000-2001. The proceeds of the issues were used to repay a portion of PSO's short-term borrowings and also to reimburse PSO's treasury for the scheduled maturity of $25 million aggregate
principal amount of first mortgage bonds.    PSO may offer the remaining
$35 million available under its shelf registration statement from time to time subject to market conditions and other factors. The proceeds of any such additional offering may be used to redeem first mortgage bonds, repay short-term debt or provide working capital.

SWEPCO Sabine Series PCRBs
     In July 1996, $81.7 million of Sabine, 6.10%, Series 1996 PCRBs were issued for the benefit of SWEPCO. The proceeds from this issuance were used to refund the $81.7 million Sabine, 8.20%, Series 1986 PCRBs.

CPL, PSO, WTU Red River Series PCRBs
     In August 1996, $63.3 million of Red River, 6.0%, Series 1996,
PCRBs were issued for the benefit of CPL, PSO and WTU. The proceeds from this issuance will be used to refund the $63.3 million of Red River, 7 7/8%, Series 1984 PCRBs.

SWEPCO Cajun Asset Purchase Proposal
     As previously reported, in April 1996, SWEPCO and the Members Committee and Entergy Gulf States filed the SWEPCO Plan in the United States Bankruptcy Court for the Middle District of Louisiana pursuant to which, among other things, SWEPCO would directly or indirectly acquire all of the non-nuclear assets of Cajun for approximately $405 million in cash. In addition, under the SWEPCO Plan, the Cajun member cooperatives would make future payments with a net present value ranging from $497 million to $567 million to the Rural Utility Service of the federal government, Cajun's largest creditor, by using a portion of the cooperatives' future income from their retail customers. Subsequent to the filing of the SWEPCO Plan, three other parties filed competing plans of reorganization with higher bid prices for the Cajun assets. The bankruptcy court has scheduled confirmation hearings for December 1996.

     In light of the other bids, CSW is reevaluating the SWEPCO Plan to determine whether to increase its bid and file an amended plan with the bankruptcy court. No determination has been made to file an amended plan, but if one is filed, it may provide for the proposed purchase of Cajun assets to be made by SWEPCO, a SWEPCO subsidiary, or another subsidiary of CSW.

     Consummation of the SWEPCO Plan, or, if filed, an amended plan would be conditioned upon confirmation of the reorganization plan by the bankruptcy court, as well as the receipt of all requisite state and federal regulatory approvals. See the Registrants' Combined Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 for additional information related to the SWEPCO Cajun asset proposal.

Regulatory Matters
     On July 19, 1996, the Oklahoma Commission staff filed an application seeking a review of PSO's earnings and rate structure.
The application does not specify a time frame for the review and does not include language indicating that the Oklahoma Commission staff believes a rate reduction is needed. Instead, the review is being initiated to investigate the potential impact on PSO's rates from both the sale of Transok and PSO's restructuring efforts as well as PSO's improved financial results. PSO cannot predict the outcome of this review.

     Reference is made to ITEM 1. NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for a discussion of CPL's and WTU's regulatory proceedings.

Litigation Relating to Termination of El Paso Merger
     For information regarding the commitments and contingent liabilities relating to the termination of the Merger, reference is made to ITEM 1. NOTE 3. COMMITMENTS AND CONTINGENT LIABILITIES.

PART II - OTHER INFORMATION

     For background and earlier developments relating to PART II information reference is made to the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 1995 and Combined Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.


ITEM 1.  LEGAL PROCEEDINGS.

CPL Nuclear Insurance Claims
     As previously reported, in 1994, CPL filed a claim under the NEIL I business interruption and/or extra expense policy relating to the 1993-1994 outage at STP Units 1 and 2. NEIL formally denied
CPL's claim on November 21, 1995. On April 9, 1996, CPL filed an action in state district court in Corpus Christi, Texas, against NEIL and Johnson & Higgins of Texas, Inc., the former insurance broker for STP, seeking recovery under the policy and other relief. NEIL responded by filing a suit against CPL on April 16, 1996, in the United States District Court for the Southern District of New York seeking a declaratory judgment to enforce an arbitration provision contained in the policy. On May 24, 1996, the New York court ordered the dispute, including the issue of whether the arbitration provision is enforceable, to arbitration and stayed the Texas proceeding. NEIL canceled CPL's current NEIL I policy effective July 31, 1996. NEIL also filed a claim in arbitration seeking a determination that NEIL properly terminated CPL's coverage and that CPL has caused NEIL damages by opposing NEIL's attempt to compel arbitration and seeking recovery of NEIL's attorneys' fees. On June 21, 1996, CPL filed a notice of appeal of the New York court's order in the United States Court of Appeals for the Second Circuit. CPL intends to assert its rights to recovery under the NEIL I policy and defend against NEIL's claims vigorously, but cannot predict the ultimate outcome of these matters. CPL's management believes that the resolution of these actions will not have a material adverse effect on its results of operations or financial condition.

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

SWEPCO Burlington Northern Transportation Contract
     As previously reported, a state district court in Bowie County, Texas awarded SWEPCO a judgment of approximately $72 million against Burlington Northern for damages regarding rates charged under two rail transportation contracts for delivery of coal to two of SWEPCO's power plants, post-judgment interest and attorneys' fees and also granted certain declaratory relief requested by SWEPCO. Burlington Northern appealed the state district court's judgment to the Texarkana, Texas Court of Appeals and, on April 30, 1996, the Texarkana, Texas Court of

Appeals reversed the judgment of the state district court.
Subsequently, SWEPCO filed two motions for rehearing, but both were overruled. SWEPCO now plans to request the Supreme Court of Texas to grant a writ of error to review the judgment of the court of appeals.

Other Legal Claims and Proceedings
     The CSW System is party to various other legal claims and proceedings arising in the normal course of business. Management does not expect disposition of these matters to have a material adverse effect on the Registrants' results of operations or financial condition. See PART I - NOTE 2. LITIGATION AND REGULATORY
PROCEEDINGS for a discussion CPL's and WTU's regulatory proceedings.

ITEM 5.  OTHER INFORMATION.

Strategic Executive and Organizational Restructuring
     As previously reported, in April 1996, CSW announced organizational and executive changes as CSW prepares for increased competition and for an unbundling of the electric utility industry into generation, transmission, distribution and services segments. As a result of the organizational and executive changes, each of the U.S. Electric Operating Companies made changes to their respective Board of Directors as well. The Board of Directors for each of the U.S. Electric Operating Companies is presented below.

CPL
Appointed to the Board of Directors
  M. Bruce Evans
Continuing Directors
  John F. Brimberry        E. R. Brooks
  Glenn Files              Ruben M. Garcia
  Robert A. McAllen        Pete J. Morales, Jr.
  S. Loyd Neal, Jr.        H. Lee Richards
  Gonzalo Sandoval         Gerald E. Vaughn

PSO
Appointed to the Board of Directors
  T. D. Churchwell
Continuing Directors
  E. R. Brooks             Harry A. Clarke
  Glenn Files              Paul K. Lackey, Jr.
  Paula Marshall-Chapman   Robert B. Taylor, Jr.
  Wlliam R. McKamey    .

SWEPCO
Appointed to the Board of Directors
  Michael D. Smith         Karen Martin
Continuing Directors
  E. R. Brooks             James E. Davison
  Glenn Files              Dr. Frederick E. Joyce
  William C. Peatross      Maxine Sarpy

WTU
Appointed to the Board of Directors
  Floyd W. Nickerson
Continuing Directors
  Richard Bacon            E. R. Brooks
  Paul Brower              Glenn Files
  Tommy Morris             Dian G. Owen
  James Parker             Ted Steans
  F. L. Stephens

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS:

  (12)    Computation of Ratio of Earnings to Fixed Charges
          CPL - (Exhibit 12.1)
          PSO - (Exhibit 12.3)
          SWEPCO - (Exhibit 12.4)
          WTU - (Exhibit 12.5)

      Computation of Ratio of Earnings to Combined Fixed Charges and
         Preferred Stock Dividends
      CPL - (Exhibit 12.2)

  (27)    Financial Data Schedules
          CSW - (Exhibit 27.1)
          CPL - (Exhibit 27.2)
          PSO - (Exhibit 27.3)
          SWEPCO - (Exhibit 27.4)
          WTU - (Exhibit 27.5)

(b)  REPORTS FILED ON FORM 8-K:

      CSW, CPL, PSO, SWEPCO and WTU
      Item 7. Financial Statements and Exhibits, reporting factors expected to affect second quarter earnings, dated June 24, 1996.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned Registrant shall be deemed to relate only to matters having reference to such Registrant or its subsidiaries.


                  CENTRAL AND SOUTH WEST CORPORATION


Date:  August 14, 1996    /s/ Lawrence B. Connors
                              Lawrence B. Connors
                              Controller and Chief Accounting Officer
                              (Principal Accounting Officer)



                    CENTRAL POWER AND LIGHT COMPANY
                  PUBLIC SERVICE COMPANY OF OKLAHOMA
                  SOUTHWESTERN ELECTRIC POWER COMPANY
                     WEST TEXAS UTILITIES COMPANY


Date: August 14, 1996     /s/ R. Russell Davis
                              R. Russell Davis
                              Controller and Chief Accounting Officer
                              (Principal Accounting Officer)