Form 10-Q
period 1996-09-30
CENTRAL & SOUTH WEST CORP
filed 1996-11-13
CIK 18540

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
          (X) COMBINED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

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

Common Stock Outstanding at November 8, 1996                         Shares
  Central and South West Corporation                               210,884,974
  Central Power and Light Company                                    6,755,535
  Public Service Company of Oklahoma                                 9,013,000
  Southwestern Electric Power Company                                7,536,640
  West Texas Utilities Company                                       5,488,560

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

           CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY COMPANIES

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                               SEPTEMBER 30, 1996

                                                                          Page
                                                                         NUMBER

GLOSSARY OF TERMS............................................................3


PART I - FINANCIAL INFORMATION

     ITEM 1.   Financial Statements.

         Central and South West Corporation and Subsidiary Companies.........6

         Central Power and Light Company....................................16

         Public Service Company of Oklahoma.................................26

         Southwestern Electric Power Company................................33

         West Texas Utilities Company.......................................40

         Notes to Financial Statements......................................47


     ITEM 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations........................58


PART II - OTHER INFORMATION

     ITEM 1.   Legal Proceedings............................................64

     ITEM 2.   Changes in Securities...............................Inapplicable

     ITEM 3.   Defaults Upon Senior Securities.....................Inapplicable

     ITEM 4.   Submission of Matters to a Vote of Security
                 Holders...........................................Inapplicable

     ITEM 5.   Other Information............................................65

     ITEM 6.   Exhibits and Reports on Form 8-K.............................66


SIGNATURES..................................................................67

GLOSSARY OF TERMS
The following abbreviations or acronyms used in this text are defined below:

ABBREVIATION OR ACRONYM          DEFINITION

ALJ..............................Administrative Law Judge
Alpek............................Alpek S.A. de C.V.
First Amended SWEPCO Plan........The plan of reorganization for Cajun filed by the Members Committee, SWEPCO and Entergy
                                   Gulf States on September 30, 1996 with the
                                   U.S. Bankruptcy Court for the Middle District of Louisiana
ANI..............................American Nuclear Insurance
Burlington Northern..............Burlington Northern Railroad Company
Cajun............................Cajun Electric Power Cooperative, Inc.
Court of Appeals.................Court of Appeals, Third District of Texas,
                                   Austin, Texas
CPL..............................Central Power and Light Company, Corpus
                                   Christi, Texas
CPL 1995 Agreement...............Settlement Agreement filed by CPL with the
                                   Texas Commission to settle certain CPL
                                   regulatory matters
CPL 1996 Fuel Agreement..........Fuel settlement agreement entered into by CPL and other parties to CPL's current rate
                                   review
CSW..............................Central and South West Corporation, Dallas,
                                   Texas
CSW Common.......................CSW common stock, $3.50 par value per share
CSW Communications...............CSW Communications, Inc., Austin, Texas
CSW Credit Agreement.............$850 million senior credit agreement entered into by CSW with a consortium of banks to
                                   partially fund the SEEBOARD acquisition
CSW Energy.......................CSW Energy, Inc., Dallas, Texas
CSW Investments..................CSW Investments, an unlimited company organized in the United Kingdom which is wholly owned,
                                   indirectly though subsidiaries, by CSW
                                   International
CSW Investments Credit Facility..1.0 billion (pound) senior credit facility arranged by CSW Investments with a consortium of banks to partially fund the SEEBOARD acquisition
CSW System.......................CSW and its subsidiaries
CSW U.K. Group...................Consolidated SEEBOARD, SEEBOARD Group plc
                                   (which has replaced CSW (UK) plc) and CSW
                                   Investments converted to U.S. Generally
                                   Accepted Accounting Principles
CWIP.............................Construction work in progress
El Paso..........................El Paso Electric Company
EnerShop.........................EnerShop Inc., Dallas, Texas
Entergy Gulf States..............Gulf States Utilities Company
EPA..............................Environmental Protection Agency
EPS..............................Earnings per share
ERCOT............................Electric Reliability Council of Texas
FERC.............................Federal Energy Regulatory Commission
KWH..............................Kilowatt-hour
LIFO.............................Last-in First-out (fuel inventory accounting method)
Matagorda........................Matagorda County Navigation District Number
                                   One (Texas)
MD&A.............................Management's Discussion and Analysis of
                                   Financial Condition and Results of Operations
Members Committee................The members committee of Cajun, which represents 10 of the 12 Louisiana
                                   distribution cooperatives that are served by
                                   Cajun
Merger...........................The proposed merger whereby El Paso would have become a wholly owned subsidiary of CSW
Merger Agreement.................Agreement and Plan of Merger between El Paso and CSW, dated as of May 3, 1993, as amended
Mirror CWIP......................Mirror construction work in progress
Mississippi Power................Mississippi Power Company
MMbtu............................Million British thermal units
MW...............................Megawatt
MWH..............................Megawatt-hour
National Grid....................National Grid Group plc
NEIL.............................Nuclear Electric Insurance Limited
Oklahoma Commission..............Corporation Commission of the State of Oklahoma
Oklaunion........................Oklaunion Power Station Unit No. 1

The following abbreviations or acronyms used in this text are defined below:

ABBREVIATION OR ACRONYM          DEFINITION

Original SWEPCO Plan.............The plan of reorganization for Cajun filed by the Members Committee, SWEPCO and Entergy
                                   Gulf States on April 19, 1996 with the U.S.
                                   Bankruptcy Court for the Middle District of
                                   Louisiana
PCB..............................Polychlorinated biphenyl
PCRB.............................Pollution Control Revenue Bond
PSO..............................Public Service Company of Oklahoma, Tulsa,
                                   Oklahoma
Red River........................Red River Authority of Texas
Registrant(s)....................CSW, CPL, PSO, SWEPCO and WTU
Sabine...........................Sabine River Authority of Texas
SEC..............................Securities and Exchange Commission
Second Amended SWEPCO Plan.......The plan of reorganization for Cajun filed by the Members Committee, SWEPCO and Entergy
                                   Gulf States on October 26, 1996 with the U.S. Bankruptcy Court for the Middle District of Louisiana (amends both the Original SWEPCO Plan and the First Amended SWEPCO Plan)
SEEBOARD.........................SEEBOARD plc, Crawley, West Sussex, United
                                   Kingdom
SFAS.............................Statement of Financial Accounting Standards
SFAS No. 52......................Foreign Currency Translation
STP..............................South Texas Project nuclear electric generating station
SWEPCO...........................Southwestern Electric Power Company,
                                   Shreveport, Louisiana
Tejas............................Tejas Gas Corporation
Texas Commission.................Public Utility Commission of Texas
Transok..........................Transok, Inc. and subsidiaries, Tulsa, Oklahoma
U.S. Electric or U.S. Electric
   Operating Companies...........CPL, PSO, SWEPCO and WTU
WTU..............................West Texas Utilities Company, Abilene, Texas
WTU Stipulation and Agreement....Stipulation and Agreement to settle certain WTU regulatory matters

CSW


                       CENTRAL AND SOUTH WEST CORPORATION
                            AND SUBSIDIARY COMPANIES




                         PART I. FINANCIAL INFORMATION.

                          ITEM 1. FINANCIAL STATEMENTS.

                       CENTRAL AND SOUTH WEST CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                      Three Months Ended Nine Months Ended
                                          September 30,   September 30,
                                         --------------  ---------------
                                          1996   1995     1996     1995
                                         ------ -------  -------  ------
                                      (millions, except per share amounts)
Operating Revenues
    U.S. Electric                        $1,028    $933   $2,555  $2,221
    United Kingdom                          391    --      1,322    --
    Other diversified                        19      15       43      36
                                         ------ -------  -------  ------
                                          1,438     948    3,920   2,257
                                         ------ -------  -------  ------
Operating Expenses and Taxes
    U.S. Electric fuel and purchased
      power                                 367     305      945     798
    United Kingdom cost of sales            274    --        961    --
    Other operating                         199     127      561     399
    Maintenance                              33      35      109     110
    Depreciation and amortization           122      86      356     255
    Taxes, other than income                 49      47      138     124
    Income taxes                            110      89      208      66
                                         ------ -------  -------  ------
                                          1,154     689    3,278   1,752
                                         ------ -------  -------  ------

Operating Income                            284     259      642     505
                                         ------ -------  -------  ------

Other Income and Deductions
    Mirror CWIP liability amortization     --        11     --        31
    U.S. Electric utility plant
      development costs, net of tax        --      --        (84)   --
    Other                                    11      11       15      45
                                         ------ -------  -------  ------
                                             11      22      (69)     76
                                         ------ -------  -------  ------

Income Before Interest Charges              295     281      573     581
                                         ------ -------  -------  ------

Interest Charges
    Interest on long-term debt               80      57      240     163
    Interest on short-term debt
      and other                              21      26       76      78
                                         ------ -------  -------  ------
                                            101      83      316     241
                                         ------ -------  -------  ------

Income from Continuing Operations           194     198      257     340
                                         ------ -------  -------  ------

Discontinued Operations
    Income from discontinued operations,
      net of tax of $-- and $6 for 1996
      and $3 and $7 for 1995               --         5       12      14
    Gain on sale of discontinued
      operations, net of tax of $71        --      --        113    --
                                         ------ -------  -------  ------
                                           --         5      125      14
                                         ------ -------  -------  ------

Net Income                                  194     203      382     354
Preferred stock dividends                     4       4       13      14
                                         ====== =======  =======  ======
Net Income for Common Stock                $190    $199     $369    $340
                                         ====== =======  =======  ======

Average Common Shares Outstanding         210.3   191.9    206.3   191.4

EPS of Common Stock from Continuing
  Operations                              $0.90   $1.01    $1.18   $1.71
EPS of Common Stock from Discontinued
  Operations                               --      0.03     0.61    0.07
                                         ------ -------  -------  ------
EPS of Common Stock                       $0.90   $1.04    $1.79   $1.78
                                         ====== =======  =======  ======

Dividends Paid per Share of Common Stock $0.435   $0.43   $1.305   $1.29



           The accompanying notes to consolidated financial statements are an integral part of these statements.

                       CENTRAL AND SOUTH WEST CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                              September 30,   December 31,
                                                  1996           1995
                                               (unaudited)     (audited)
                                                 -------        -------
                                                       (millions)
ASSETS

Fixed Assets
    Electric
        Production                                $5,833         $5,888
        Transmission                               1,521          1,484
        Distribution                               4,040          3,799
        General                                    1,297          1,209
        Construction work in progress                203            346
        Nuclear fuel                                 175            165
                                                 -------        -------
            Total Electric                        13,069         12,891
    Gas                                             --              869
    Other diversified                                 57             18
                                                 -------        -------
                                                  13,126         13,778
  Less - Accumulated depreciation
    and amortization                               4,820          4,761
                                                 -------        -------
                                                   8,306          9,017
                                                 -------        -------
Current Assets
    Cash and temporary cash investments              422            401
    Special deposits                                  60           --
    National Grid assets held for sale              --              100
    Accounts receivable                            1,216          1,093
    Materials and supplies, at
      average cost                                   179            188
    Electric utility fuel inventory,
      substantially at average cost                  111            129
    Gas inventory/products for resale               --               13
    Prepayments and other                            164            115
                                                 -------        -------
                                                   2,152          2,039
                                                 -------        -------
Deferred Charges and Other Assets
    Deferred plant costs                             505            514
    Mirror CWIP asset                                302            312
    Other non-utility investments                    292            296
    Income tax related regulatory
      assets, net                                    239            253
    Goodwill                                       1,374          1,074
    Other                                            422            364
                                                 -------        -------
                                                   3,134          2,813
                                                 -------        -------
                                                 $13,592        $13,869
                                                 =======        =======










            The accompanying notes to consolidated financial statements are an integral part of these statements.

                       CENTRAL AND SOUTH WEST CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                               September 30,   December 31,
                                                   1996            1995
                                                (unaudited)     (audited)
                                                 --------       --------
                                                       (millions)
CAPITALIZATION AND LIABILITIES

Capitalization
  Common Stock Equity
    Common stock:   $3.50 par value
      Authorized: 350.0 million shares
      Issued and outstanding: 210.8 million
        shares in 1996 and 192.9 million
        shares in 1995                               $737           $675
    Paid-in capital                                   999            610
    Retained earnings                               1,996          1,893
    Foreign currency translation
      adjustment                                       (3)          --
                                                 --------       --------
                                                    3,729          3,178
  Preferred Stock
    Not subject to mandatory redemption               293            292
    Subject to mandatory redemption                    32             34
  Long-term debt                                    4,315          3,914
                                                 --------       --------
                                                    8,369          7,418
                                                 --------       --------

  Minority Interest                                  --              202
                                                 --------       --------

Current Liabilities
    Long-term debt and preferred stock
      due within twelve months                         65             30
    Short-term debt                                   378            692
    Short-term debt - CSW Credit, Inc.                809            646
    Loan notes                                         97           --
    Accounts payable                                  457            595
    Accrued taxes                                     451            228
    Accrued interest                                   74             77
    Provision for SEEBOARD acceptances               --            1,001
    Other                                             175            156
                                                 --------       --------
                                                    2,506          3,425
                                                 --------       --------

Deferred Credits
    Accumulated deferred income taxes               2,229          2,306
    Investment tax credits                            295            306
    Other                                             193            212
                                                 --------       --------
                                                    2,717          2,824
                                                 --------       --------
                                                  $13,592        $13,869
                                                 ========       ========




           The accompanying notes to consolidated financial statements are an integral part of these statements.

                       CENTRAL AND SOUTH WEST CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                     Nine Months Ended
                                                       September 30,
                                                 ----------------------
                                                   1996           1995
                                                 -------        -------
OPERATING ACTIVITIES                                    (millions)
    Net Income                                      $382           $354
    Non-cash Items Included in Net Income
        Depreciation and amortization                403            312
        Deferred income taxes and investment
          tax credits                                 17            (41)
        Mirror CWIP liability amortization          --              (31)
        Charges for terminated Merger               --               42
        Establishment of regulatory asset           --              (34)
        Provision for bonded rate refund               7           --
        Utility plant and other project
          development costs                          141           --
        Inventory reserve                              7           --
        Gain on sale of subsidiary                  (184)          --
    Changes in Assets and Liabilities
        Accounts receivable                         (177)          (266)
        Accounts payable                             (92)           (24)
        Accrued taxes                                109             56
        Unrecovered fuel costs                       (84)            68
        Refund due customers                          (2)            22
        Other                                        (50)           (34)
                                                 -------        -------
                                                     477            424
                                                 -------        -------
INVESTING ACTIVITIES
    Construction expenditures                       (343)          (333)
    Acquisition expenditures                      (1,391)            (6)
    CSW Energy/CSW International projects            (52)            57
    Sale of National Grid assets                      99           --
    Cash proceeds from sale of subsidiary            690           --
    Other                                             (5)           (23)
                                                 -------        -------
                                                  (1,002)          (305)
                                                 -------        -------
FINANCING ACTIVITIES
    Common stock sold                                451             42
    Proceeds from issuance of
      long-term debt                                 238            337
    SEEBOARD acquisition financing                   517           --
    Reacquisition/Maturity of
      long-term debt                                (178)          (263)
    Special deposits for reacquisition
      of long-term debt                              (60)          --
    Change in short-term debt                       (151)           (20)
    Payment of dividends                            (279)          (262)
                                                 -------        -------
                                                     538           (166)
                                                 -------        -------

Effect of exchange rate changes on
  cash and cash equivalents                            8           --

Net Change in Cash and Cash Equivalents               21            (47)
Cash and Cash Equivalents at Beginning
  of Period                                          401            108
                                                 =======        =======
Cash and Cash Equivalents at End of Period          $422            $61
                                                 =======        =======

SUPPLEMENTARY INFORMATION
    Interest paid less amounts capitalized          $261           $225
                                                 =======        =======
    Income taxes paid                               $139            $68
                                                 =======        =======

       The accompanying notes to consolidated financial statements are an integral part of these statements.

CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY COMPANIES

         Set forth below is information concerning the consolidated results of operations for CSW for the three month and nine month periods ended September 30, 1996. For information concerning the results of operations for each of the U.S. Electric Operating Companies, see the discussions under the heading RESULTS OF OPERATIONS following the financial statements of each of the U.S. Electric Operating Companies. For supplementary information concerning SEEBOARD's results of operations for these periods, see NOTE 9. SUPPLEMENTAL INFORMATION - SEEBOARD'S RECENT OPERATING RESULTS.

RESULTS OF OPERATIONS

COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 1996 AND 1995

         OVERVIEW. Net income for common stock decreased to $190 million or $0.90 per share for the third quarter of 1996 compared to $199 million or $1.04 per share for the third quarter of 1995. Third quarter 1996 earnings decreased when compared to the same period a year ago due primarily to increased depreciation and amortization, increased other operating expense, increased interest expense, the loss of Mirror CWIP earnings and the absence of Transok earnings. Partially offsetting these factors were the addition of earnings from SEEBOARD and increased non-fuel electric revenue due to the implementation of bonded rates at CPL, increased customer usage and customer growth. For discussion of the CPL 1996 Rate Case, see NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS. Below normal temperatures in the third quarter of 1996 partially offset the increase in non-fuel electric revenue.

         In the third quarter of 1996, the U.S. Electric Operating Companies and the CSW U.K. Group contributed the following percentages to CSW's results of operations.
                                                          CORPORATE
                             U.S.     CSW U.K.   TOTAL    ITEMS AND
                           ELECTRIC    GROUP    ELECTRIC    OTHER        TOTAL
                           ---------------------------------------------------

Operating Revenues           72%         27%       99%        1%          100%
Operating Income             86%         11%       97%        3%          100%
Net Income for CSW Common    96%          6%      102%       (2)%         100%

         OPERATING REVENUES. Operating revenues increased 52% to $1,438 million in the third quarter of 1996 from $948 million in the third quarter of 1995. This increase reflects the addition of $391 million of SEEBOARD revenues and a $95 million increase in revenues for the U.S. Electric Operating Companies over the third quarter of 1995. The main factors contributing to the increase at the U.S. Electric Operating Companies were an increase in fuel revenues as discussed below, the implementation of bonded rates at CPL in the third quarter of 1996 and the recording of a base rate refund reserve in accordance with the WTU Stipulation and Agreement in the third quarter of 1995. Total retail KWH sales for the U.S. Electric Operating Companies increased 2% in the second quarter of 1996 compared to the third quarter of 1995. Residential KWH sales were relatively unchanged while commercial and industrial KWH sales increased 2% and 5%, respectively. Customer usage and growth contributed to the increase in KWH sales, while below normal temperatures partially offset the increase.

         U.S. ELECTRIC FUEL AND PURCHASED POWER. Fuel and purchased power expense increased 20% to $367 million in the third quarter of 1996 from $305 million in the third quarter of 1995. Fuel expense was higher at the U.S. Electric Operating Companies due primarily to an increase in the average unit cost of fuel to $1.77 per MMbtu in the third quarter of 1996 from $1.51 per MMbtu in the third quarter of 1995, reflecting higher natural gas prices. Partially offsetting this increase was the reduction in the delivered cost of coal at the U.S. Electric Operating Companies. Purchased power increased $4 million due primarily to increased economy energy purchases.

         UNITED KINGDOM COST OF SALES. SEEBOARD's cost of sales was $274 million for the third quarter of 1996. CSW did not acquire SEEBOARD until the fourth quarter of 1995. As a result, there is no amount shown for cost of sales in the third quarter of 1995.

         OTHER OPERATING. Other operating expense increased 57% to $199 million during the third quarter of 1996 from $127 million during the third quarter of 1995. The increase reflected the addition of SEEBOARD's operating expenses and higher operating expenses at the U.S. Electric Operating Companies including the effect of bonded rate implementation at CPL and the recognition in 1995 of a regulatory asset for previously recorded restructuring charges established in accordance with the WTU Stipulation and Agreement.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 42% to $122 million in the third quarter of 1996 from $86 million in the third quarter of 1995 due primarily to the addition of SEEBOARD's depreciable fixed assets and the goodwill amortization related to the purchase of SEEBOARD, as well as increases in depreciable fixed assets at the U.S. Electric Operating Companies. Also contributing to the increase were accelerated amortization of deferred STP plant costs at CPL implemented with bonded rates in May 1996 and accelerated amortization of deferred Oklaunion plant costs at WTU in accordance with the WTU Stipulation and Agreement.

         INCOME TAXES. Income taxes increased $21 million to $110 million during the third quarter of 1996 when compared to the third quarter of 1995 due in part to the addition of income taxes from SEEBOARD. Also contributing to the increase was the absence of a tax benefit recorded in the third quarter of 1995 related to the WTU Stipulation and Agreement.

         OTHER INCOME AND DEDUCTIONS. Other income and deductions decreased $11 million when compared to the third quarter of 1995 due primarily to the absence of CPL's 1995 Mirror CWIP liability amortization.

         INTEREST CHARGES. Interest on long-term debt increased $23 million or 40% during the third quarter of 1996 as compared to the third quarter of 1995 due to higher levels of long-term debt outstanding related to the SEEBOARD acquisition. Interest on short-term debt and other decreased $5 million or 19% during the third quarter of 1996 as compared to the third quarter of 1995 due primarily to lower levels of short-term borrowings.

         DISCONTINUED OPERATIONS. The results of Transok are shown separately in discontinued operations. Since Transok was sold on June 6, 1996, CSW's results for the quarter ended September 30, 1996 do not reflect any earnings from Transok. See NOTE 7. DISCONTINUED OPERATIONS for information, including comparative statements of income, related to the sale of Transok.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

         OVERVIEW. Net income for common stock for the nine months ended September 30, 1996 increased to $369 million from $340 million for the first nine months of 1995 due primarily to the gain from the sale of Transok, earnings from SEEBOARD and the absence of charges in 1996 related to the termination of the proposed El Paso Merger in June 1995 and the CPL 1995 Agreement. Also contributing to the increase were the implementation of bonded rates at CPL and stronger KWH sales resulting from increased usage and weather-related demand. Partially offsetting these increases in earnings for the nine months ended September 30, 1996 were the recording in June 1996 of one-time charges associated with certain investments and contingencies, the absence of favorable tax adjustments made in 1995 and the CPL 1996 Fuel Agreement. For additional information on the one-time charges, see NOTE 8. UTILITY PLANT DEVELOPMENT COSTS and NOTE 3. COMMITMENTS AND CONTINGENT LIABILITIES. For further discussion of CPL's Rate Case, see NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS. Increased depreciation and amortization, increased other operating expense, increased interest expense and the loss of Mirror CWIP earnings also reduced the increase in net income for the nine months ended September 30, 1996.

         In the first nine months of 1996, the U.S. Electric Operating Companies, the CSW U.K. Group and Transok contributed the following percentages to CSW's results of operations.
                                                                CORPORATE
                             U.S.   CSW U.K.  TOTAL             ITEMS AND
                           ELECTRIC  GROUP   ELECTRIC TRANSOK(1)  OTHER   TOTAL
                           ----------------------------------------------------
Operating Revenues            65%     34%      99%      --(2)       1%     100%
Operating Income              79%     18%      97%      --(2)       3%     100%
After-tax one-time charges    86%     --       86%      --         14%     100%
Net Income for CSW Common     63%     14%      77%      3%(3)      20%(4)  100%

(1) On June 6, 1996, CSW sold Transok to Tejas. See NOTE 7. DISCONTINUED OPERATIONS.
(2) Transok's Operating Revenues and Operating Income are shown as Income from Discontinued Operations in CSW's Consolidated Statements of Income.
(3) Net Income for CSW Common for the nine months ended September 30, 1996 includes earnings from Transok for January through May 1996 only.
(4)  Includes CSW's gain on the sale of Transok.

         OPERATING REVENUES. Operating revenues increased 74% to $3,920 million in the first nine months of 1996 from $2,257 million in the first nine months of 1995. This increase reflects $1,322 million of SEEBOARD revenues and a $334 million increase in revenues for the U.S. Electric Operating Companies including the effects of higher fuel revenue, as discussed below, and bonded rate implementation at CPL. Also contributing to the increase were the recording of base rate and fuel refund reserves in the first quarter of 1995 in accordance with the CPL 1995 Agreement and the recording of a base rate refund reserve in the third quarter of 1995 in accordance with the WTU Stipulation and Agreement. Total retail KWH sales for the U.S. Electric Operating Companies increased 5% in the first nine months of 1996 compared to the first nine months of 1995. Residential, commercial and industrial KWH sales increased 6%, 4% and 5%, respectively. Increased usage, primarily by residential customers, as well as more favorable weather in the first six months of 1996 contributed to KWH sales growth.

         U.S. ELECTRIC FUEL AND PURCHASED POWER. Fuel and purchased power expense increased 18% to $945 million in the first nine months of 1996 from $798 million in the first nine months of 1995. Fuel expense was higher at the U.S. Electric Operating Companies due primarily to an increase in the average unit cost of fuel to $1.80 per MMbtu in the first nine months of 1996 from $1.57 per MMbtu in the first nine months of 1995, reflecting higher natural gas prices. Partially offsetting this increase was the reduction in the delivered cost of coal at CPL and WTU. Purchased power increased $31 million due primarily to increased economy energy purchases.

         UNITED KINGDOM COST OF SALES. SEEBOARD's cost of sales was $961 million for the first nine months of 1996. CSW did not acquire SEEBOARD until the fourth quarter of 1995. As a result, there is no amount shown for cost of sales for the first nine months of 1995.

         OTHER OPERATING. Other operating expense increased 41% to $561 million during the first nine months of 1996 from $399 million during the first nine months of 1995. This increase was due primarily to the addition in 1996 of SEEBOARD's operating expenses as well as the recognition in the first quarter of 1995 of a $23 million regulatory asset for previously recorded restructuring charges established in accordance with the CPL 1995 Agreement and the reversal of $4 million in rate case costs pursuant to the CPL 1995 Agreement. Also contributing to the increase was the recognition in the third quarter of 1995 of a regulatory asset for previously recorded restructuring charges in accordance with the WTU Stipulation and Agreement. Other factors contributing to increased other operating expense were the bonded rate implementation at CPL and expenses incurred with the CSW restructuring recorded in the second and third quarters of 1996. For additional information on this restructuring, see MD&A - COMPETITION AND INDUSTRY CHALLENGES. Operating expenses for the first nine months of 1995 were unusually high because of a $42 million reserve for deferred merger and acquisition costs recorded in 1995 from the termination of the proposed El Paso Merger.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 40% to $356 million in the first nine months of 1996 from $255 million in the first nine months of 1995 due primarily to the addition of SEEBOARD's depreciable fixed assets and the goodwill amortization related to the purchase of SEEBOARD, as well as increases in depreciable fixed assets at the U.S. Electric Operating Companies. Also contributing to the increase were accelerated amortization of deferred STP plant costs at CPL implemented with bonded rates in May 1996 and accelerated amortization of deferred Oklaunion plant costs at WTU in accordance with the WTU Stipulation and Agreement.

         TAXES, OTHER THAN INCOME. Taxes, other than income increased 11% to $138 million in the first nine months of 1996 from $124 million in the first nine months of 1995. The increase was due primarily to lower 1995 ad valorem taxes resulting from revisions of prior year estimates recorded in 1995.

         INCOME TAXES. Income taxes increased $142 million to $208 million during the first nine months of 1996 when compared to the first nine months of 1995. For the first nine months of 1995, income taxes were reduced primarily due to prior period adjustments, as well as the tax effect from both the CPL 1995 Agreement and the WTU Stipulation and Agreement. For the first nine months of 1996, SEEBOARD recorded $42 million in income taxes.

         OTHER INCOME AND DEDUCTIONS. Other income and deductions decreased $145 million in the first nine months of 1996 when compared to the first nine months of 1995 due primarily to one-time charges recorded in June 1996 associated with certain investments for plant sites, engineering studies and lignite reserves for the U.S. Electric Companies and project development costs for CSW Energy. For additional information concerning the one-time charges for the U.S. Electric Operating Companies, see NOTE 8. UTILITY PLANT DEVELOPMENT COSTS, and for CSW

Energy, see NOTE 3. COMMITMENTS AND CONTINGENT LIABILITIES. Also, CPL's Mirror CWIP liability, which has now been fully amortized, contributed $31 million in the first nine months of 1995.

         INTEREST CHARGES. Interest on long-term debt increased $77 million or 47% during the first nine months of 1996 as compared to the first nine months of 1995 due to higher levels of long-term debt outstanding related to the SEEBOARD acquisition.

         DISCONTINUED OPERATIONS. The results of Transok are shown separately in discontinued operations. Transok's earnings for the first five months of 1996 were $12 million compared to $14 million for the nine months ended September 30, 1995. Since Transok was sold on June 6, 1996, CSW's results for the nine months ended September 30, 1996 do not reflect a full nine months of earnings from Transok. See NOTE 7. DISCONTINUED OPERATIONS for information, including comparative statements of income, related to the sale of Transok.

CPL


                         CENTRAL POWER AND LIGHT COMPANY




                         PART I. FINANCIAL INFORMATION.

                          ITEM 1. FINANCIAL STATEMENTS.

                         CENTRAL POWER AND LIGHT COMPANY

                              STATEMENTS OF INCOME
                                   (unaudited)


                                  Three Months Ended     Nine Months Ended
                                     September 30,          September 30,
                                 --------------------  ----------------------
                                    1996      1995        1996        1995
                                 ---------  ---------  -----------  ---------
                                       (thousands)           (thousands)

Electric Operating Revenues       $410,899   $358,790   $1,026,352   $810,597
                                 ---------  ---------  -----------  ---------

Operating Expenses and Taxes
   Fuel                            101,994     87,606      256,489    223,670
   Purchased power                  19,293      4,409       48,593     11,436
   Other operating                  56,480     52,578      166,242    133,567
   Maintenance                      11,080     12,842       40,190     44,744
   Depreciation and amortization    43,907     37,552      126,044    111,924
   Taxes, other than income         22,699     20,426       62,040     50,423
   Income taxes                     42,774     39,295       85,805      3,677
                                 ---------  ---------  -----------  ---------
                                   298,227    254,708      785,403    579,441
                                 ---------  ---------  -----------  ---------

Operating Income                   112,672    104,082      240,949    231,156
                                 ---------  ---------  -----------  ---------

Other Income and Deductions
   Mirror CWIP liability
     amortization                     --       10,250         --       30,750
   Utility plant development
     costs, net of tax                --         --        (15,481)      --
   Other                             1,498      2,829        4,708     13,288
                                 ---------  ---------  -----------  ---------
                                     1,498     13,079      (10,773)    44,038
                                 ---------  ---------  -----------  ---------

Income Before Interest Charges     114,170    117,161      230,176    275,194
                                 ---------  ---------  -----------  ---------

Interest Charges
   Interest on long-term debt       28,407     32,082       83,072     89,176
   Interest on short-term debt
     and other                       3,355      3,991       14,485     15,340
   Allowance for borrowed
     funds used during
     construction                     (194)    (1,150)      (1,410)    (3,566)
                                 ---------  ---------  -----------  ---------
                                    31,568     34,923       96,147    100,950
                                 ---------  ---------  -----------  ---------


Net Income                          82,602     82,238      134,029    174,244
Preferred stock dividends            3,386      3,535       10,183     10,899
                                 ---------  ---------  -----------  ---------
Net Income for Common Stock        $79,216    $78,703     $123,846   $163,345
                                 =========  =========  ===========  =========






                 The accompanying notes to financial statements as they relate to CPL are an integral part of these statements.

                         CENTRAL POWER AND LIGHT COMPANY

                                 BALANCE SHEETS

                                                September 30,   December 31,
                                                    1996           1995
                                                 (unaudited)     (audited)
                                                 ----------     ----------
ASSETS                                                   (thousands)

 Electric Utility Plant
     Production                                  $3,108,291     $3,110,744
     Transmission                                   500,320        486,090
     Distribution                                   937,473        879,618
     General                                        265,257        248,629
     Construction work in progress                   81,370        127,307
     Nuclear fuel                                   174,698        165,087
                                                 ----------     ----------
                                                  5,067,409      5,017,475

  Less - Accumulated depreciation
    and amortization                              1,674,030      1,547,530
                                                 ----------     ----------
                                                  3,393,379      3,469,945
                                                 ----------     ----------

Current Assets
     Cash                                             5,946          2,883
     Special deposits                                60,113            797
     Accounts receivable                             36,301         45,186
     Under-recovered fuel costs                      22,727           --
     Materials and supplies, at average cost         75,856         71,112
     Fuel inventory, at average cost                 16,132         26,472
     Accumulated deferred income taxes                9,304         22,171
     Prepayments and other                            1,602          1,739
                                                 ----------     ----------
                                                    227,981        170,360
                                                 ----------     ----------

Deferred Charges and Other Assets
     Deferred STP costs                             481,295        488,047
     Mirror CWIP asset                              301,970        311,804
     Income tax related regulatory assets, net      337,388        346,993
     Other                                          124,557         93,987
                                                 ----------     ----------
                                                  1,245,210      1,240,831
                                                 ----------     ----------

                                                 $4,866,570     $4,881,136
                                                 ==========     ==========










                The accompanying notes to financial statements as they relate to CPL are an integral part of these statements.

                         CENTRAL POWER AND LIGHT COMPANY

                                 BALANCE SHEETS

                                                September 30,   December 31,
                                                    1996           1995
                                                 (unaudited)     (audited)
                                                 ----------     ----------
CAPITALIZATION AND LIABILITIES                          (thousands)

Capitalization
    Common stock: $25 par value
       Authorized shares: 12,000,000
       Issued and outstanding shares: 6,755,535  $  168,888     $  168,888
    Paid-in capital                                 405,000        405,000
    Retained earnings                               872,290        863,444
                                                 ----------     ----------
                                                  1,446,178      1,437,332

     Preferred stock                                250,351        250,351
     Long-term debt                               1,521,652      1,517,347
                                                 ----------     ----------
                                                  3,218,181      3,205,030
                                                 ----------     ----------

Current Liabilities
     Long-term debt due within
       twelve months                                 60,000            231
     Advances from affiliates                        58,055        176,334
     Accounts payable                                49,816         49,507
     Accrued taxes                                   98,851         61,614
     Accrued interest                                35,719         32,742
     Over-recovered fuel costs                         --           12,586
     Refund due customers                             6,642           --
     Other                                           29,727         24,758
                                                 ----------     ----------
                                                    338,810        357,772
                                                 ----------     ----------

Deferred Credits
     Accumulated deferred income taxes            1,149,657      1,151,823
     Investment tax credits                         148,402        152,744
     Other                                           11,520         13,767
                                                 ----------     ----------
                                                  1,309,579      1,318,334
                                                 ----------     ----------

                                                 $4,866,570     $4,881,136
                                                 ==========     ==========











                The accompanying notes to financial statements as they relate to CPL are an integral part of these statements.

                         CENTRAL POWER AND LIGHT COMPANY

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                     Nine Months Ended
                                                       September 30,
                                                 ------------------------
                                                   1996           1995
                                                 ---------     ----------
OPERATING ACTIVITIES                                    (thousands)
     Net Income                                   $134,029       $174,244
     Non-cash Items Included in Net Income
         Depreciation and amortization             144,374        129,827
         Deferred income taxes and investment
           tax credits                              15,964        (41,244)
         Mirror CWIP liability amortization           --          (30,750)
         Establishment of regulatory assets           --          (20,652)
         Provision for bonded rate refund            6,642           --
         Utility plant development costs            21,374           --
         Inventory reserve                             487           --
     Changes in Assets and Liabilities
         Accounts receivable                         8,885        (16,814)
         Fuel inventory                             10,340            615
         Accounts payable                             (172)       (34,459)
         Accrued taxes                              37,237         11,312
         Over- and under-recovered fuel
           costs                                   (35,313)        61,193
         Other                                     (13,445)         1,958
                                                 ---------      ---------
                                                   330,402        235,230
                                                 ---------      ---------

INVESTING ACTIVITIES
     Construction expenditures                     (82,245)      (112,868)
     Allowance for borrowed funds used
       during construction                          (1,410)        (3,566)
     Other                                           2,415           --
                                                 ---------      ---------
                                                   (81,240)      (116,434)
                                                 ---------      ---------

FINANCING ACTIVITIES
     Proceeds from issuance of long-term debt       63,967        297,851
     Retirement of long-term debt                     (231)          --
     Reacquisition of long-term debt                (6,140)      (253,278)
     Special deposits for reacquisition
       of long-term debt                           (60,000)          --
     Change in advances from affiliates           (118,279)       (16,706)
     Payment of dividends                         (125,416)      (145,836)
                                                 ---------      ---------
                                                  (246,099)      (117,969)
                                                 ---------      ---------

Net Change in Cash and Cash Equivalents              3,063            827
Cash and Cash Equivalents at Beginning
  of Period                                          2,883            642
                                                 =========      =========
Cash and Cash Equivalents at End of Period          $5,946         $1,469
                                                 =========      =========

SUPPLEMENTARY INFORMATION
     Interest paid less amounts capitalized        $85,876        $81,377
                                                 =========      =========
     Income taxes paid                             $26,721        $25,280
                                                 =========      =========


                The accompanying notes to financial statements as they relate to CPL are an integral part of these statements.

CENTRAL POWER AND LIGHT COMPANY
RESULTS OF OPERATIONS

COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 1996 AND 1995

         NET INCOME FOR COMMON STOCK. Net income for common stock increased to $79.2 million during the third quarter of 1996 from $78.7 million in the third quarter of 1995. Third quarter earnings increased when compared to the prior year due to the implementation of bonded rates and an increase in KWH sales partially offset by the expiration of the Mirror CWIP liability amortization. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for additional information relating to bonded rates.

         ELECTRIC OPERATING REVENUES. Total revenues increased 15% to $410.9 million during the third quarter of 1996 from $358.8 million during the third quarter of 1995 due primarily to an increase in fuel revenues of $29.6 million resulting from higher average unit fuel costs and purchased power as discussed below. Also contributing to the higher revenues was a $22.5 million increase in non-fuel revenues due primarily to the implementation of bonded rates and a 4% increase in KWH sales resulting primarily from residential and commercial customer growth, as well as increased customer demand.

         FUEL. Fuel expense increased 16% to $102.0 million during the third quarter of 1996 from $87.6 million during the third quarter of 1995 due primarily to an increase in the average unit cost of fuel from $1.31 per MMbtu in the third quarter of 1995 to $1.69 per MMbtu in 1996 offset in part by an 8% decrease in generation. The cost of fuel reflects an increase in the spot market price of natural gas partially offset by a decrease in the delivered cost of coal.

         PURCHASED POWER. Purchased power increased $14.9 million in the third quarter of 1996 when compared to the third quarter of 1995 due primarily to increased economy energy purchases.

         OTHER OPERATING. Other operating expenses increased $3.9 million or 7% during the third quarter of 1996 when compared to the third quarter of 1995. This increase was due primarily to additional insurance, decommissioning and regulatory expenses associated with the implementation of bonded rates. Such increases were partially offset by lower nuclear production expenses due primarily to lower STP employee-related costs and fewer scheduled refueling outages and decreased transmission expenses resulting from the benefits associated with the installation of the high-voltage direct-current east tie.

         MAINTENANCE. Maintenance expense decreased $1.8 million or 14% during the third quarter of 1996 when compared to the third quarter of 1995 due primarily to fewer scheduled steam production maintenance repair projects in the third quarter of 1996.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $6.4 million or 17% during the third quarter of 1996 when compared to the third quarter of 1995 as a result of an increase in depreciable property and the accelerated amortization of STP deferred costs in accordance with the implementation of bonded rates in May 1996.

         TAXES, OTHER THAN INCOME. Taxes, other than income increased $2.3 million in third quarter of 1996 when compared to the third quarter of 1995 due primarily to higher state franchise taxes partially offset by lower ad valorem taxes.

         INCOME TAXES. Income taxes increased $3.5 million in the third quarter of 1996 when compared to the third quarter of 1995 due primarily to higher pre-tax income.

         OTHER INCOME AND DEDUCTIONS. Other income and deductions decreased $11.6 million in the third quarter of 1996 when compared to the third quarter of 1995. Mirror CWIP liability amortization, which expired in 1995, contributed $10.3 million to other income and deductions in the third quarter of 1995.

         INTEREST CHARGES. Interest charges decreased $3.4 million during the third quarter of 1996 when compared to 1995 as a result of the refinancing of higher cost bonds.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

         NET INCOME FOR COMMON STOCK. Net income for common stock decreased 24% to $123.8 million during the first nine months of 1996 from $163.3 million in the first nine months of 1995. The decrease resulted primarily from the expiration of Mirror CWIP liability amortization and a one-time charge associated with certain investments for plant sites, engineering studies and lignite reserves. Partially offsetting this decrease were the net effects of the settlements of certain regulatory issues, as shown in the table below, and the impact associated with the implementation of bonded rates. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for additional information relating to bonded rates. See NOTE 8. UTILITY PLANT DEVELOPMENT COSTS for additional information relating to the one-time charge.

                                          PRE-TAX   AFTER-TAX
                                              (million)
CPL 1996 FUEL AGREEMENT
Provision for refund                       $(14.4)     $(9.4)
Reduction of fuel expense                     9.6        6.2
Increased interest expense                   (1.1)      (0.7)
Litigation and settlement expense            (0.8)      (0.5)


CPL 1995 AGREEMENT
Base rate refund                           $(50.0)    $(32.5)
Fuel disallowance                           (62.3)     (40.5)
Wholesale fuel refund                        (3.2)      (2.1)
Current flowback of excess deferred
  federal income tax                         34.3       34.3
Capitalization of previously expensed
  restructuring and rate case costs          27.6       17.9
Recognition of factoring income              16.1       10.5
Amortization, interest and other             (6.6)      (4.4)

         ELECTRIC OPERATING REVENUES. Total revenues increased $215.8 million or 27% during the first nine months of 1996 when compared to the first nine months of 1995 due primarily to an increase in non-fuel revenues. The increase in non-fuel revenues resulted principally from the net change in the provision for rate refunds, as reflected in the above table, and the implementation of bonded rates. Also contributing to the higher revenues was a 7% increase in KWH sales resulting primarily from increased customer demand, favorable weather-related demand as well as residential and commercial customer growth. Fuel revenues increased $78.3 million as a result of higher average unit fuel costs and purchased power as discussed below.

         FUEL. Fuel expense increased $32.8 million or 15% during the first nine months of 1996 when compared to the first nine months of 1995 due primarily to an increase in the average unit cost of fuel from $1.35 per MMbtu in the first nine months of 1995 to $1.59 per MMbtu for the same period in 1996. The cost of fuel reflects an increase in the spot market price of natural gas partially offset by a decrease in the delivered cost of coal and a one-time $9.6 million reduction in fuel expense as a result of the CPL 1996 Fuel Agreement.

         PURCHASED POWER. Purchased power increased $37.2 million during the first nine months 1996 when compared to the first nine months of 1995 primarily as a result of increased economy energy and cogeneration purchases.

         OTHER OPERATING. Other operating expenses increased $32.7 million or 24% during the first nine months of 1996 when compared to the first nine months of 1995. This increase was due primarily to the 1995 recognition of a $20.7 million regulatory asset for previously recorded restructuring charges and the reversal of $4.3 million in rate case costs pursuant to the CPL 1995 Agreement. Also, contributing to this increase were additional insurance, decommissioning and regulatory expenses associated with the implementation of bonded rates as well as higher employee-related costs. Partially offsetting the increase were lower nuclear production expenses due primarily to lower STP employee-related costs and fewer scheduled refueling outages.

         MAINTENANCE. Maintenance expense decreased $4.6 million or 10% during the first nine months of 1996 when compared to the first nine months of 1995 due primarily to fewer scheduled steam production maintenance repair projects in the first nine months of 1996 when compared to 1995. Distribution maintenance also decreased due to a change in capitalization policy.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $14.1 million or 13% in the first nine months of 1996 primarily as a result of the accelerated amortization of deferred STP costs in accordance with the implementation of bonded rates in May 1996 as well as increases in depreciable property and Mirror CWIP asset amortization.

         TAXES, OTHER THAN INCOME. The $11.6 million increase in other taxes during the first nine months of 1996 when compared to the first nine months of 1995 was due primarily to lower 1995 ad valorem taxes resulting from revisions of prior year estimates. Also, higher accruals in 1996 for state franchise taxes partially offset by lower current year ad valorem taxes contributed to this increase.

         INCOME TAXES. Income taxes increased $82.1 million in the first nine months of 1996 when compared to the first nine months of 1995 due primarily to the accelerated flowback of $34.3 million of unprotected excess deferred income taxes in accordance with the CPL 1995 Agreement. The increase is also attributable to prior year tax adjustments, as well as higher pre-tax income, excluding the effects of the one-time charge, as discussed below.

         OTHER INCOME AND DEDUCTIONS. Other income and deductions decreased $54.8 million in the first nine months of 1996 when compared to 1995. Mirror CWIP liability amortization, which expired in 1995, contributed $30.8 million to other income and deductions in the first nine months of 1995. Also, a one-time charge in 1996 associated with certain investments for plant sites, engineering studies and lignite reserves of approximately $15.5 million, net of tax, contributed to this decline. See NOTE 8. UTILITY PLANT DEVELOPMENT COSTS for additional information. Furthermore, other income decreased in 1996 due primarily to the recognition of $12.4 million of factoring income in 1995 pursuant to the CPL 1995 Agreement.

         INTEREST CHARGES. Interest charges decreased $4.8 million during 1996 when compared to 1995 primarily as a result of the refinancing of higher cost bonds partially offset by a decrease in allowance for borrowed funds used for construction.

PSO



                       PUBLIC SERVICE COMPANY OF OKLAHOMA




                         PART I. FINANCIAL INFORMATION.

                          ITEM 1. FINANCIAL STATEMENTS.

                       PUBLIC SERVICE COMPANY OF OKLAHOMA

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


                                    Three Months Ended      Nine Months Ended
                                        September 30,         September 30,
                                   --------------------  ----------------------
                                      1996       1995        1996       1995
                                   ---------  ---------  -----------  ---------
                                        (thousands)            (thousands)

Electric Operating Revenues         $250,015   $232,156     $579,021   $542,215
                                   ---------  ---------  -----------  ---------

Operating Expenses and Taxes
   Fuel                               93,670     76,434      224,914    209,895
   Purchased power                    10,012      6,220       28,451     16,614
   Other operating                    30,818     28,196       88,340     86,201
   Maintenance                         8,777      8,716       26,487     23,778
   Depreciation and amortization      19,559     16,916       57,990     49,981
   Taxes, other than income            6,461      6,093       19,870     18,345
   Income taxes                       27,172     31,057       39,069     37,659
                                   ---------  ---------  -----------  ---------
                                     196,469    173,632      485,121    442,473
                                   ---------  ---------  -----------  ---------

Operating Income                      53,546     58,524       93,900     99,742
                                   ---------  ---------  -----------  ---------

Other Income and Deductions
   Utility plant development
     costs, net of tax                  --         --        (35,552)      --
   Other                                  38       (212)         237      3,543
                                   ---------  ---------  -----------  ---------
                                          38       (212)     (35,315)     3,543
                                   ---------  ---------  -----------  ---------

Income Before Interest Charges        53,584     58,312       58,585    103,285
                                   ---------  ---------  -----------  ---------

Interest Charges
   Interest on long-term debt          7,821      7,398       22,936     22,196
   Interest on short-term
     debt and other                    1,130      1,352        4,452      4,888
   Allowance for borrowed
     funds used during
     construction                       (376)    (1,120)      (1,075)    (2,442)
                                   ---------  ---------  -----------  ---------
                                       8,575      7,630       26,313     24,642
                                   ---------  ---------  -----------  ---------

Net Income                            45,009     50,682       32,272     78,643
Preferred stock dividends                204        204          612        612
                                   ---------  ---------  -----------  ---------
Net Income for Common Stock          $44,805    $50,478      $31,660    $78,031
                                   =========  =========  ===========  =========








                The accompanying notes to consolidated financial statements as they relate to PSO are an integral part of these statements.

                       PUBLIC SERVICE COMPANY OF OKLAHOMA

                           CONSOLIDATED BALANCE SHEETS


                                                September 30,   December 31,
                                                    1996           1995
                                                 (unaudited)     (audited)
                                                 ----------     ----------
ASSETS                                                  (thousands)

Electric Utility Plant
     Production                                    $902,271       $939,106
     Transmission                                   370,544        363,692
     Distribution                                   761,107        712,483
     General                                        186,359        182,705
     Construction work in progress                   45,806         56,576
                                                 ----------     ----------
                                                  2,266,087      2,254,562

  Less - Accumulated depreciation
    and amortization                                973,260        924,186
                                                 ----------     ----------
                                                  1,292,827      1,330,376
                                                 ----------     ----------

Current Assets
     Cash                                               747            744
     Accounts receivable                             26,723         17,957
     Materials and supplies, at
       average cost                                  36,100         41,179
     Fuel inventory,  at LIFO cost                   15,431         15,765
     Accumulated deferred income taxes                1,947         10,389
     Prepayments and other                            2,272          2,450
                                                 ----------     ----------
                                                     83,220         88,484
                                                 ----------     ----------

Deferred Charges and Other Assets                    57,693         61,956
                                                 ----------     ----------

                                                 $1,433,740     $1,480,816
                                                 ==========     ==========

















                The accompanying notes to consolidated financial statements as they relate to PSO are an integral part of these statements.

                       PUBLIC SERVICE COMPANY OF OKLAHOMA

                           CONSOLIDATED BALANCE SHEETS


                                                     September 30, December 31,
                                                         1996          1995
                                                     (unaudited)     (audited)
                                                     ----------     ----------
CAPITALIZATION AND LIABILITIES                             (thousands)

Capitalization
     Common stock:  $15 par value
        Authorized shares 11,000,000;
        issued 10,482,000 shares
        and outstanding 9,013,000
        shares                                         $157,230       $157,230
     Paid-in capital                                    180,000        180,000
     Retained earnings                                  146,941        150,281
                                                     ----------     ----------
                                                        484,171        487,511

     Preferred stock                                     19,826         19,826
     Long-term debt                                     419,921        379,250
                                                     ----------     ----------
                                                        923,918        886,587
                                                     ----------     ----------

Current Liabilities
     Long-term debt due within
       twelve months                                       --           25,000
     Advances from affiliates                            29,785         70,510
     Payables to affiliates                              19,560         40,463
     Accounts payable                                    41,258         23,094
     Payables to customers                               14,123         32,517
     Accrued taxes                                       44,389         27,014
     Accrued interest                                    10,993          9,025
     Other                                                9,142          8,589
                                                     ----------     ----------
                                                        169,250        236,212
                                                     ----------     ----------

Deferred Credits
     Accumulated deferred income taxes                  243,245        264,353
     Investment tax credits                              44,134         46,222
     Income tax related regulatory
       liabilities, net                                  46,236         41,820
     Other                                                6,957          5,622
                                                     ----------     ----------
                                                        340,572        358,017
                                                     ----------     ----------

                                                     $1,433,740     $1,480,816
                                                     ==========     ==========









                The accompanying notes to consolidated financial statements as they relate to PSO are an integral part of these statements.

                       PUBLIC SERVICE COMPANY OF OKLAHOMA

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                Nine Months Ended
                                                       September 30,
                                                 ------------------------
                                                   1996            1995
                                                 ---------      ---------
OPERATING ACTIVITIES                                    (thousands)
     Net Income                                    $32,272        $78,643
     Non-cash Items Included in Net Income
         Depreciation and amortization              62,457         54,256
         Deferred income taxes and
           investment tax credits                  (10,338)        (2,584)
         Allowance for equity funds used
           during construction                         (85)        (1,180)
         Utility plant development costs            50,854           --
         Inventory reserve                           3,945           --
     Changes in Assets and Liabilities
         Accounts receivable                        (8,766)         2,667
         Accounts payable                          (19,769)       (28,093)
         Accrued taxes                              17,375         22,698
         Other                                      (3,066)         2,110
                                                 ---------      ---------
                                                   124,879        128,517
                                                 ---------      ---------

INVESTING ACTIVITIES
     Construction expenditures                     (56,830)       (70,942)
     Allowance for borrowed funds used
       during construction                          (1,075)        (2,442)
     Other                                          (4,355)        (5,024)
                                                 ---------      ---------
                                                   (62,260)       (78,408)
                                                 ---------      ---------

FINANCING ACTIVITIES
     Proceeds from issuance of
       long-term debt                               51,785           --
     Retirement of long-term debt                  (25,000)          --
     Reacquisition of long-term debt               (13,040)          --
     Change in advances from affiliates            (40,725)       (11,852)
     Payment of dividends                          (35,636)       (40,613)
                                                 ---------      ---------
                                                   (62,616)       (52,465)
                                                 ---------      ---------

Net Change in Cash and Cash Equivalents                  3         (2,356)
Cash and Cash Equivalents at Beginning
  of Period                                            744          5,453
                                                 =========      =========
Cash and Cash Equivalents at End of Period            $747         $3,097
                                                 =========      =========

SUPPLEMENTARY INFORMATION
     Interest paid less amounts capitalized        $22,686        $21,393
                                                 =========      =========
     Income taxes paid                             $20,142        $20,949
                                                 =========      =========







                The accompanying notes to consolidated financial statements as they relate to PSO are an integral part of these statements.

PUBLIC SERVICE COMPANY OF OKLAHOMA
RESULTS OF OPERATIONS

COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 1996 AND 1995

         NET INCOME FOR COMMON STOCK. Net income for common stock decreased 11% to $44.8 million during the third quarter of 1996 from $50.5 million during the third quarter of 1995. The decrease resulted primarily from decreased non-fuel revenue, increased depreciation and amortization expenses and increased other operating expenses.

         ELECTRIC OPERATING REVENUES. Electric operating revenues increased 8% to $250 million during the third quarter of 1996 from $232.2 million during the third quarter of 1995. The increase was due primarily to increased fuel revenues as discussed below, offset in part by decreased weather-related demand from retail customers.

         FUEL. Fuel expense was $93.7 million during the third quarter of 1996, a 23% increase from $76.4 million in the third quarter of 1995. The increase was due primarily to a higher under-recovery of fuel costs in the third quarter of 1995 and an increase in the average unit fuel cost from $1.70 per MMbtu in the third quarter of 1995 to $2.00 per MMbtu in the third quarter of 1996. The increase in the average unit fuel cost is attributable to an increase in the spot market price of natural gas offset in part by a decline in the delivered cost of coal resulting from lower transportation charges as well as purchases of lower priced spot market coal. In addition, partially offsetting this increase was a 3% decrease in KWH generation.

         PURCHASED POWER. Purchased power expenses increased approximately 61% to $10 million for the third quarter of 1996 from $6.2 million in the same period of 1995. The increase was due primarily to increases in purchases of economy energy.

         OTHER OPERATING. Other operating expenses were $30.8 million during the third quarter of 1996, a 9% increase from $28.2 million for the third quarter of 1995. The increase was due primarily to increased employee related expenses.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 16% to $19.6 million in the third quarter of 1996 from $16.9 million in the third quarter of 1995. The increase was due to increases in depreciable property and completion in 1995 of the amortization of previously expensed inventory and supply items that were credited through amortization to cost of service.

         INCOME TAXES. Income tax expense for the third quarter of 1996 decreased $3.9 million from $31.1 million in 1995 to $27.2 million in 1996 primarily due to lower pre-tax income.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

         NET INCOME FOR COMMON STOCK. For the nine months ended September 30, 1996, net income for common stock decreased 59% to $31.7 million from $78 million for the nine months ended September 30, 1995. The decrease resulted primarily from a one-time charge associated with certain investments for plant sites, engineering studies and lignite reserves of approximately $35.6 million, net of tax, offset in part by increased non-fuel revenue and prior year tax adjustments recorded in 1995.

         ELECTRIC OPERATING REVENUES. Electric operating revenues increased 7% to $579 million for the nine months ended September 30, 1996 from $542.2 million for the first nine months of 1995. The increase was due primarily to increased fuel revenues, as discussed below, and a 6% increase in retail KWH sales resulting from additional weather-related demand from customers in the first six months of 1996, as well as customer growth.

         FUEL. Fuel expense was $224.9 million for the first nine months of 1996, a 7% increase from $209.9 million for the same period of 1995. The increase was due primarily to an increase in average unit fuel costs from $1.76 per MMbtu in the first nine months of 1995 to $2.04 per MMbtu in the first nine months of 1996. The increase in the average unit fuel cost is attributable to an increase in the spot market price of natural gas offset in part by a decline in the delivered cost of coal resulting from lower transportation charges as well as purchases of lower priced spot market coal. Offsetting these factors in part was an under-recovery of fuel costs in the first nine months of 1996 compared to an over-recovery of fuel costs in the first nine months of 1995, as well as decreased KWH generation.

         PURCHASED POWER. Purchased power increased approximately 71% to $28.5 million for the first nine months of 1996 from $16.6 million during the first nine months of 1995. The increase was due primarily to increases in purchases of economy energy.

         MAINTENANCE. Maintenance expenses increased 11% to $26.5 million for the nine months ended September 30, 1996 from $23.8 million for the same period of 1995. The increase was due primarily to a $3.9 million write-down of production inventory in 1996 offset in part by decreased power plant maintenance activities and decreased distribution maintenance activities.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 16% to $58 million for the nine month period ended September 30, 1996 from $50 million in the same period of 1995. The increase was due to increases in depreciable property and completion in 1995 of the amortization of previously expensed inventory and supply items that were credited through amortization to cost of service.

         INCOME TAXES. Income tax expense for the first nine months of 1996 increased $1.4 million from $37.7 million in 1995 to $39.1 million in 1996. Income tax expense was affected by prior year tax adjustments recorded in 1995 offset in part by lower pre-tax income, excluding the effects of a one-time charge, as discussed below.

         OTHER INCOME AND DEDUCTIONS. Other income and deductions for the nine months ended September 30, 1996 decreased approximately $39 million when compared to the same period of 1995 as a result of a one-time charge associated with certain investments for plant sites, engineering studies and lignite reserves of approximately $35.6 million, net of tax. See NOTE 8. UTILITY PLANT DEVELOPMENT COSTS for additional information. Other income and deductions were also affected by the $2.7 million gain on the sale of non-utility fiber optic telecommunication property in the first quarter of 1995.

SWEPCO


                       SOUTHWESTERN ELECTRIC POWER COMPANY




                         PART I. FINANCIAL INFORMATION.

                          ITEM 1. FINANCIAL STATEMENTS.

                       SOUTHWESTERN ELECTRIC POWER COMPANY

                              STATEMENTS OF INCOME
                                   (unaudited)


                                    Three Months Ended     Nine Months Ended
                                       September 30,          September 30,
                                   --------------------  ----------------------
                                      1996      1995        1996        1995
                                   ---------  ---------  -----------  ---------
                                        (thousands)            (thousands)

Electric Operating Revenues         $278,227   $266,268     $715,671   $648,468
                                   ---------  ---------  -----------  ---------

Operating Expenses and Taxes
   Fuel                              116,612    101,811      301,530    243,655
   Purchased power                     4,845      4,074       20,943     13,806
   Other operating                    35,887     32,533       99,360     90,482
   Maintenance                        10,406     10,849       31,444     31,665
   Depreciation and amortization      23,010     20,853       67,949     61,496
   Taxes, other than income           12,746     12,299       36,158     34,275
   Income taxes                       20,904     23,969       38,100     37,744
                                   ---------  ---------  -----------  ---------
                                     224,410    206,388      595,484    513,123
                                   ---------  ---------  -----------  ---------

Operating Income                      53,817     59,880      120,187    135,345
                                   ---------  ---------  -----------  ---------

Other Income and Deductions
   Utility plant development
     costs, net of tax                  --         --        (21,743)      --
   Allowance for equity funds
     used during construction             (1)     1,430          325      3,535
   Other                                  12     (1,056)         937        396
                                   ---------  ---------  -----------  ---------
                                          11        374      (20,481)     3,931
                                   ---------  ---------  -----------  ---------

Income Before Interest Charges        53,828     60,254       99,706    139,276
                                   ---------  ---------  -----------  ---------

Interest Charges
   Interest on long-term debt         11,542     10,986       33,537     33,423
   Interest on short-term debt
     and other                         2,055      2,235        7,012      7,919
   Allowance for borrowed
     funds used during
     construction                       (465)    (1,440)      (1,691)    (4,134)
                                   ---------  ---------  -----------  ---------
                                      13,132     11,781       38,858     37,208
                                   ---------  ---------  -----------  ---------

Net Income                            40,696     48,473       60,848    102,068
Preferred stock dividends                758        854        2,295      2,472
                                   ---------  ---------  -----------  ---------
Net Income for Common Stock          $39,938    $47,619      $58,553    $99,596
                                   =========  =========  ===========  =========







                The accompanying notes to financial statements as
                  they relate to SWEPCO are an integral part of
                                these statements.

                       SOUTHWESTERN ELECTRIC POWER COMPANY

                                 BALANCE SHEETS


                                                September 30,   December 31,
                                                    1996           1995
                                                 (unaudited)     (audited)
                                                 ----------     ----------
ASSETS                                                 (thousands)

Electric Utility Plant
     Production                                  $1,406,026     $1,410,546
     Transmission                                   450,336        435,362
     Distribution                                   835,129        789,884
     General                                        272,226        231,276
     Construction work in progress                   49,881        128,963
                                                 ----------     ----------
                                                  3,013,598      2,996,031

  Less - Accumulated depreciation
    and amortization                              1,175,285      1,116,375
                                                 ----------     ----------
                                                  1,838,313      1,879,656
                                                 ----------     ----------

Current Assets
     Cash                                             1,857          1,702
     Accounts receivable                             60,308         54,628
     Materials and supplies, at
       average cost                                  28,895         30,097
     Fuel inventory, substantially
       at average cost                               64,151         73,276
     Accumulated deferred income
       taxes                                           --            4,636
     Under-recovered fuel costs                      10,077           --
     Prepayments and other                           15,966         14,109
                                                 ----------     ----------
                                                    181,254        178,448
                                                 ----------     ----------

Deferred Charges and Other Assets                    83,243         58,615
                                                 ----------     ----------

                                                 $2,102,810     $2,116,719
                                                 ==========     ==========















                The accompanying notes to financial statements as
                  they relate to SWEPCO are an integral part of
                                these statements.

                       SOUTHWESTERN ELECTRIC POWER COMPANY

                                 BALANCE SHEETS


                                                     September 30,  December 31,
                                                        1996           1995
                                                     (unaudited)     (audited)
                                                     ----------     ----------
CAPITALIZATION AND LIABILITIES                               (thousands)

Capitalization
     Common stock:  $18 par value
        Authorized shares: 7,600,000
        Issued and outstanding shares: 7,536,640       $135,660       $135,660
     Paid-in capital                                    245,000        245,000
     Retained earnings                                  324,887        302,334
                                                     ----------     ----------
                                                        705,547        682,994
     Preferred stock
        Not subject to mandatory redemption              16,032         16,032
        Subject to mandatory redemption                  32,428         33,628
     Long-term debt                                     595,971        598,951
                                                     ----------     ----------
                                                      1,349,978      1,331,605
                                                     ----------     ----------

Current Liabilities
     Long-term debt and preferred stock
       due within twelve months                           4,898          5,099
     Advances from affiliates                            78,481        101,228
     Payables to affiliates                              53,127         52,474
     Accounts payable                                    43,600         34,717
     Over-recovered fuel costs                             --            8,923
     Customer deposits                                   10,719         11,027
     Accrued taxes                                       42,275         25,268
     Accumulated deferred income taxes                    2,027           --
     Accrued interest                                    11,963         17,894
     Other                                               16,100         30,525
                                                     ----------     ----------
                                                        263,190        287,155
                                                     ----------     ----------

Deferred Credits
     Accumulated deferred income taxes                  371,217        377,245
     Investment tax credits                              72,690         76,237
     Income tax related regulatory
       liabilities, net                                  37,857         37,363
     Other                                                7,878          7,114
                                                     ----------     ----------
                                                        489,642        497,959
                                                     ----------     ----------

                                                     $2,102,810     $2,116,719
                                                     ==========     ==========





                The accompanying notes to financial statements as
                  they relate to SWEPCO are an integral part of
                                these statements.

                       SOUTHWESTERN ELECTRIC POWER COMPANY

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                     Nine Months Ended
                                                        September 30,
                                                 ------------------------
                                                    1996           1995
                                                 ---------      ---------
OPERATING ACTIVITIES                                     (thousands)
     Net Income                                    $60,848       $102,068
     Non-cash Items Included in Net Income
         Depreciation and amortization              75,686         69,269
         Deferred income taxes and
           investment tax credits                   (2,417)        (3,576)
         Allowance for equity funds used
           during construction                        (325)        (3,535)
         Utility plant development costs            29,590           --
         Inventory reserve                           1,130           --
     Changes in Assets and Liabilities
         Accounts receivable                        (5,680)         9,429
         Fuel inventory                              9,125         (4,121)
         Accounts payable                            9,588         (3,857)
         Accrued taxes                              17,007         29,457
         Accrued interest                           (5,931)        (3,706)
         Over- and under-recovered fuel
           costs                                   (19,000)        (1,684)
         Other                                     (26,294)        (3,783)
                                                 ---------      ---------
                                                   143,327        185,961
                                                 ---------      ---------

INVESTING ACTIVITIES
     Construction expenditures                     (67,837)       (79,261)
     Allowance for borrowed funds used
       during construction                          (1,691)        (4,134)
     Other                                          (4,210)        (5,064)
                                                 ---------      ---------
                                                   (73,738)       (88,459)
                                                 ---------      ---------

FINANCING ACTIVITIES
     Proceeds from issuance of
       long-term debt                               79,273           --
     Retirement of long-term debt                   (3,561)        (3,262)
     Reacquisition of long-term debt               (83,334)          --
     Redemption of preferred stock                  (1,200)           (50)
     Change in advances from affiliates            (22,747)       (18,803)
     Payment of dividends                          (37,865)       (76,237)
                                                 ---------      ---------
                                                   (69,434)       (98,352)
                                                 ---------      ---------

Net Change in Cash and Cash Equivalents                155           (850)
Cash and Cash Equivalents at Beginning
  of Period                                          1,702          1,296
                                                 =========      =========
Cash and Cash Equivalents at End of Period          $1,857           $446
                                                 =========      =========

SUPPLEMENTARY INFORMATION
     Interest paid less amounts capitalized        $43,686        $39,402
                                                 =========      =========
     Income taxes paid                             $25,736        $21,598
                                                 =========      =========



             The accompanying notes to financial statements as they
                 relate to SWEPCO are an integral part of these
                                   statements.

SOUTHWESTERN ELECTRIC POWER COMPANY
RESULTS OF OPERATIONS

COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 1996 AND 1995

         NET INCOME FOR COMMON STOCK. Net income for common stock decreased 16% to $39.9 million during the third quarter of 1996 from $47.6 million during the third quarter of 1995. The decrease resulted primarily from increased other operating expenses and increased depreciation and amortization.

         ELECTRIC OPERATING REVENUES. Although KWH sales were relatively stable, electric operating revenues increased $12.0 million to $278.2 million during the third quarter of 1996 from $266.3 million during the third quarter of 1995. The increase is due primarily to an $11 million increase in fuel revenue resulting from higher average unit fuel cost as discussed below and a $1 million increase in non-fuel revenue. The increase in non-fuel revenue is attributable to higher customer demand which was partially offset by a decrease in weather-related demand.

         FUEL. Fuel expense increased 15% to $116.6 million during the third quarter of 1996 when compared to the third quarter of 1995 due primarily to an increase in the average unit fuel cost from $1.56 per MMbtu in 1995 to $1.66 per MMbtu in 1996. The increase in average unit fuel cost is attributable to an increase in the spot market price of natural gas offset in part by a decline in the delivered cost of coal resulting from lower transportation charges as well as purchases of lower priced spot market coal.

         OTHER OPERATING. Other operating expenses increased $3.4 million, or 10%, during the third quarter of 1996 when compared to the third quarter of 1995 due primarily to increases in production expenses and prior year adjustments made in 1995 to customer account expenses.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased approximately $2.2 million, or 10%, during the third quarter of 1996 as compared to the third quarter of 1995 due primarily to an increase in depreciable plant and the completion in 1995 of the amortization of previously expensed inventory and supply items that were credited through amortization to cost of service.

         INCOME TAXES. Income taxes decreased $3.1 million, or 13%, to $20.9 million during the third quarter of 1996 as compared to the third quarter of 1995 due primarily to lower pre-tax income.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

         NET INCOME FOR COMMON STOCK. Net income for common stock decreased 41% to $58.6 million during the nine months ended September 30, 1996 from $99.6 million during the nine months ended September 30, 1995. The decrease resulted primarily from a one-time charge associated with certain investments for plant sites, engineering studies and lignite reserves of approximately $21.7 million, net of tax. Increased other operating expenses, increased depreciation and amortization, and prior year tax adjustments recorded in 1995 also contributed to the decrease in net income for common stock.

         ELECTRIC OPERATING REVENUES. Electric operating revenues increased $67.2 million to $715.7 million during the first nine months of 1996 from $648.5 million during the first nine months of 1995 due primarily to a $50 million increase in fuel revenue and a $17 million increase in non-fuel revenue. The increase in fuel revenue was due to higher average unit fuel cost as discussed below. The increase in non-fuel revenue is attributable to a 4% increase in retail KWH sales resulting from increased customer demand.

         FUEL. Fuel expense increased 24% to $301.5 million during the first nine months of 1996 when compared to the first nine months of 1995 due primarily to a 10% increase in generation and an increase in the average unit fuel cost from $1.61 per MMbtu in 1995 to $1.77 per MMbtu in 1996. The increase in average unit fuel cost is attributable to an increase in the spot market price of natural gas offset in part by a decline in the delivered cost of coal resulting from lower transportation charges as well as purchases of lower priced spot market coal.

         PURCHASED POWER. Purchased power expense increased $7.1 million, or 52%, during the first nine months of 1996 when compared to the first nine months of 1995 due primarily to an increase in economy energy purchases.

         OTHER OPERATING. Other operating expenses increased $8.9 million, or 10%, during the first nine months of 1996 when compared to the first nine months of 1995 due primarily to increases in production expenses, employee-related expenses and outside services.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased approximately $6.5 million, or 10%, during the first nine months of 1996 as compared to the first nine months of 1995 due primarily to an increase in depreciable plant and the completion in 1995 of the amortization of previously expensed inventory and supply items that were credited through amortization to cost of service.

         TAXES, OTHER THAN INCOME. Taxes, other than income increased approximately $1.9 million, or 5%, during the first nine months of 1996 as compared to the first nine months of 1995 due primarily to an increase in ad valorem taxes and state franchise taxes.

         OTHER INCOME AND DEDUCTIONS. Other income and deductions decreased $24.4 million in the first nine months of 1996 when compared with the first nine months of 1995 due primarily to a one-time charge associated with certain investments for plant sites, engineering studies and lignite reserves of approximately $21.7 million, net of tax. See NOTE 8. UTILITY PLANT DEVELOPMENT COSTS for additional information.

WTU



                          WEST TEXAS UTILITIES COMPANY




                         PART I. FINANCIAL INFORMATION.

                          ITEM 1. FINANCIAL STATEMENTS.

                          WEST TEXAS UTILITIES COMPANY

                              STATEMENTS OF INCOME
                                   (unaudited)


                                    Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
                                   --------------------  ----------------------
                                      1996       1995       1996         1995
                                   ---------  ---------  -----------  ---------
                                        (thousands)            (thousands)

Electric Operating Revenues         $113,314    $87,178     $295,690   $245,148
                                   ---------  ---------  -----------  ---------

Operating Expenses and Taxes
   Fuel                               35,177     29,963      102,982     90,891
   Purchased power                     8,918      4,373       21,442      8,198
   Other operating                    16,133      2,959       50,835     34,520
   Maintenance                         3,007      3,133       10,698     10,130
   Depreciation and amortization      10,081      8,147       29,591     24,264
   Taxes, other than income            5,940      6,108       17,121     17,448
   Income taxes                        9,367      2,063       14,402      6,183
                                   ---------  ---------  -----------  ---------
                                      88,623     56,746      247,071    191,634
                                   ---------  ---------  -----------  ---------

Operating Income                      24,691     30,432       48,619     53,514
                                   ---------  ---------  -----------  ---------

Other Income and Deductions
   Utility plant development
     costs, net of tax                  --         --        (10,917)      --
   Other                                 204       (468)         861        576
                                   ---------  ---------  -----------  ---------
                                         204       (468)     (10,056)       576
                                   ---------  ---------  -----------  ---------

Income Before Interest Charges        24,895     29,964       38,563     54,090
                                   ---------  ---------  -----------  ---------

Interest Charges
   Interest on long-term debt          5,815      5,297       16,407     15,435
   Interest on short-term debt
     and other                         1,043        833        3,788      2,987
   Allowance for borrowed funds
     used during construction           (183)      (187)        (687)      (512)
                                   ---------  ---------  -----------  ---------
                                       6,675      5,943       19,508     17,910
                                   ---------  ---------  -----------  ---------

Net Income                            18,220     24,021       19,055     36,180
Preferred stock dividends                 66         66          198        198
                                   ---------  ---------  -----------  ---------
Net Income for Common Stock          $18,154    $23,955      $18,857    $35,982
                                   =========  =========  ===========  =========








                 The accompanying notes to financial statements as they relate to WTU are an integral part of these statements.

                          WEST TEXAS UTILITIES COMPANY

                                 BALANCE SHEETS


                                                September 30,   December 31,
                                                    1996           1995
                                                 (unaudited)     (audited)
                                                 ----------     ----------
ASSETS                                                   (thousands)

Electric Utility Plant
     Production                                    $416,358       $427,547
     Transmission                                   200,066        199,055
     Distribution                                   343,455        326,337
     General                                         93,797         84,326
     Construction work in progress                   25,757         32,686
                                                 ----------     ----------
                                                  1,079,433      1,069,951

  Less - Accumulated depreciation
    and amortization                                412,494        389,379
                                                 ----------     ----------
                                                    666,939        680,572
                                                 ----------     ----------

Current Assets
     Cash                                               557            717
     Accounts receivable                             20,963         28,923
     Materials and supplies, at
       average cost                                  15,366         16,660
     Fuel inventory,  at average cost                 8,151          8,281
     Coal inventory, at LIFO cost                     6,855          5,545
     Accumulated deferred income taxes                2,649          5,328
     Under-recovered fuel costs                       3,901           --
     Prepayments and other                            2,701          1,042
                                                 ----------     ----------
                                                     61,143         66,496
                                                 ----------     ----------

Deferred Charges and Other Assets
     Deferred Oklaunion costs                        23,297         26,092
     Restructuring costs                             11,326         12,741
     Other                                           32,715         29,713
                                                 ----------     ----------
                                                     67,338         68,546
                                                 ----------     ----------

                                                   $795,420       $815,614
                                                 ==========     ==========










                The accompanying notes to financial statements as they relate to WTU are an integral part of these statements.

                          WEST TEXAS UTILITIES COMPANY

                                 BALANCE SHEETS


                                                    September 30,   December 31,
                                                        1996           1995
                                                     (unaudited)     (audited)
                                                     ----------     ----------
CAPITALIZATION AND LIABILITIES                               (thousands)

Capitalization
     Common stock:  $25 par value
        Authorized shares: 7,800,000
        Issued and outstanding shares: 5,488,560       $137,214       $137,214
     Paid-in capital                                      2,236          2,236
     Retained earnings                                  125,627        125,770
                                                     ----------     ----------
                                                        265,077        265,220

     Preferred stock                                      6,291          6,291
     Long-term debt                                     274,178        273,245
                                                     ----------     ----------
                                                        545,546        544,756
                                                     ----------     ----------

Current Liabilities
     Advances from affiliates                             4,152         19,820
     Payables to affiliates                               6,421          8,244
     Accounts payable                                    17,595         20,611
     Accrued taxes                                       18,299         13,182
     Accrued interest                                     9,291          6,081
     Over-recovered fuel costs                             --            4,060
     Refund due customers                                     5          1,812
     Other                                                3,104          3,121
                                                     ----------     ----------
                                                         58,867         76,931
                                                     ----------     ----------

Deferred Credits
     Accumulated deferred income
       taxes                                            142,252        145,130
     Investment tax credits                              29,570         30,561
     Income tax related regulatory
       liabilities, net                                  14,724         14,464
     Other                                                4,461          3,772
                                                     ----------     ----------
                                                        191,007        193,927
                                                     ----------     ----------

                                                       $795,420       $815,614
                                                     ==========     ==========









                The accompanying notes to financial statements as they relate to WTU are an integral part of these statements.

                          WEST TEXAS UTILITIES COMPANY

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                     Nine Months Ended
                                                       September 30,
                                                 ------------------------
                                                   1996            1995
                                                 ---------      ---------
OPERATING ACTIVITIES                                     (thousands)
     Net Income                                    $19,055        $36,180
     Non-cash Items Included in Net Income
         Depreciation and amortization              30,816         25,288
         Deferred income taxes and investment
           tax credits                                (930)          (734)
         Regulatory assets established for
           restructuring charges                      --          (13,213)
         Allowance for equity funds used during
           construction                               (232)          (260)
         Utility plant development costs            14,905           --
         Inventory reserve                           1,103           --
     Changes in Assets and Liabilities
         Accounts receivable                         7,960         (5,324)
         Accounts payable                           (2,456)        (2,231)
         Accrued taxes                               5,117          1,334
         Over- and under-recovered fuel costs       (7,961)         6,573
         Refunds due customers                      (1,807)        22,335
         Other                                         874        (10,970)
                                                 ---------      ---------
                                                    66,444         58,978
                                                 ---------      ---------

INVESTING ACTIVITIES
     Construction expenditures                     (28,243)       (31,931)
     Allowance for borrowed funds used
       during construction                            (687)          (512)
     Other                                            (603)        (1,329)
                                                 ---------      ---------
                                                   (29,533)       (33,772)
                                                 ---------      ---------

FINANCING ACTIVITIES
     Proceeds from issuance of long-term debt       43,368         39,411
     Reaquisition of long-term debt                (45,639)        (2,053)
     Change in advances from affiliates            (15,668)       (34,083)
     Payment of dividends                          (19,132)       (27,198)
                                                 ---------      ---------
                                                   (37,071)       (23,923)
                                                 ---------      ---------

Net Change in Cash and Cash Equivalents               (160)         1,283
Cash and Cash Equivalents at Beginning
  of Period                                            717          2,501
                                                 =========      =========
Cash and Cash Equivalents at End of Period            $557         $3,784
                                                 =========      =========

SUPPLEMENTARY INFORMATION
     Interest paid less amounts capitalized        $11,563        $12,548
                                                 =========      =========
     Income taxes paid                              $5,384        $14,155
                                                 =========      =========




                The accompanying notes to financial statements as they relate to WTU are an integral part of these statements.

WEST TEXAS UTILITIES COMPANY
RESULTS OF OPERATIONS

COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 1996 AND 1995

         NET INCOME FOR COMMON STOCK. During the third quarter of 1996, net income for common stock decreased from $24.0 million in the third quarter of 1995 to $18.2 million. The decrease resulted primarily from decreased non-fuel revenues as well as increased depreciation and amortization. Although the initial after-tax effect of the WTU Stipulation and Agreement, recorded in the third quarter of 1995, had an immaterial effect on net income for common stock, it did have an impact on other income statement items as discussed below. See
NOTE 2.  LITIGATION AND REGULATORY PROCEEDINGS for additional information.

         ELECTRIC OPERATING REVENUES. Electric operating revenues increased $26.1 million, or 30%, in the third quarter of 1996 as compared to the third quarter of 1995. This increase was due primarily to recording a $21 million reserve for a base rate refund pursuant to the WTU Stipulation and Agreement during the third quarter of 1995. Also contributing to the variance were increased fuel revenues, as discussed below. The increase was partially offset by a $4.4 million decrease in non-fuel revenues, which was due primarily to a decrease in unbilled revenues and the effect of lower rates implemented in accordance with the WTU Stipulation and Agreement. Unbilled revenues represent electricity used by customers but not yet billed.

         FUEL. Fuel expense increased $5.2 million, or 17%, for the third quarter of 1996 as compared to the third quarter of 1995 due primarily to an increase in average unit fuel costs from $1.55 per MMbtu in 1995 to $1.91 per MMbtu in 1996, which resulted from higher spot market natural gas prices. The increase was partially offset by lower coal costs resulting from lower transportation charges as well as purchases of lower priced spot market coal.

         PURCHASED POWER. Purchased power increased $4.5 million during the third quarter of 1996 as compared to the third quarter of 1995, primarily as a result of increased economy energy purchases at a higher cost per MWH.

         OTHER OPERATING. Other operating expenses increased $13.2 million in the third quarter of 1996 as compared to the third quarter of 1995 due primarily to the recording in the third quarter of 1995 of a $13.2 million regulatory asset in accordance with the WTU Stipulation and Agreement for previously recorded restructuring costs.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased approximately $2.0 million during the third quarter of 1996 as compared to the third quarter of 1995 due primarily to increases in depreciable property and the accelerated amortization of deferred Oklaunion plant costs and amortization of regulatory assets established in 1995 in accordance with the WTU Stipulation and Agreement.

         INCOME TAXES. Income taxes increased $7.3 million in the third quarter of 1996 as compared to the third quarter of 1995 due primarily to a $6.9 million reduction of deferred income taxes in accordance with the WTU Stipulation and Agreement in the third quarter of 1995.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

         NET INCOME FOR COMMON STOCK. For the first nine months of 1996, net income for common stock decreased to $18.9 million from $36.0 million in the first nine months of 1995. The decrease resulted from a one-time charge associated with certain investments for plant sites, engineering studies and lignite reserves of approximately $10.9 million, net of tax. Also contributing to the decrease were increased other operating expense and increased depreciation and amortization. Although the initial after-tax effect of the WTU Stipulation and Agreement, recorded in the third quarter of 1995, had an immaterial effect on net income for common stock, it did have an impact on other income statement items as discussed below. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for additional information.

         ELECTRIC OPERATING REVENUES. Electric operating revenues increased $50.5 million, or 21%, in the first nine months of 1996 as compared to the first nine months of 1995. This increase was due primarily to recording a $21 million reserve during the third quarter of 1995 for a base rate refund pursuant to the WTU Stipulation and Agreement. Also contributing to the variance were increased fuel revenues, as discussed below, and an 8% increase in KWH sales resulting from additional weather-related demand in the first six months of 1996 as well as increased customer demand. Partially offsetting this increase was the effect of lower rates implemented in accordance with the WTU Stipulation and Agreement.

         FUEL. Fuel expense increased $12.1 million, or 13%, for the first nine months of 1996 as compared to the first nine months of 1995 due primarily to an increase in average unit fuel costs from $1.77 per MMbtu in 1995 to $2.00 per MMbtu in 1996, which resulted from higher spot market natural gas prices. The increase was partially offset by lower coal costs resulting from lower transportation charges as well as purchases of lower priced spot market coal.

         PURCHASED POWER. Purchased power increased $13.2 million during the first nine months of 1996 as compared to the first nine months of 1995, primarily as a result of increased economy energy purchases at a higher cost per MWH.

         OTHER OPERATING. Other operating expenses increased $16.3 million, or approximately 47%, in the first nine months of 1996 as compared to the first nine months of 1995 due primarily to the recording in the third quarter of 1995 of a $13.2 million regulatory asset in accordance with the WTU Stipulation and Agreement. Also contributing to this variance were increased expenses associated with regulatory activity, increased employee related expenses, and the amortization of a regulatory asset in accordance with the WTU Stipulation and Agreement.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased approximately $5.3 million during the first nine months of 1996 as compared to the first nine months of 1995 due primarily to increases in depreciable property and the accelerated amortization of deferred Oklaunion plant costs and amortization of regulatory assets established in accordance with the WTU Stipulation and Agreement during 1995.

         INCOME TAXES. Income taxes increased $8.2 million in the first nine months of 1996 as compared to the first nine months of 1995 due primarily to a $6.9 million reduction of deferred income taxes in accordance with the WTU Stipulation and Agreement in the third quarter of 1995 and prior year tax adjustments recorded in 1995.

         OTHER INCOME AND DEDUCTIONS. Other income and deductions decreased $10.6 million during the first nine months of 1996 as compared with the first nine months of 1995 as a result of a one-time charge associated with certain investments for plant sites, engineering studies and lignite reserves of approximately $10.9 million, net of tax. See NOTE 8. UTILITY PLANT DEVELOPMENT COSTS for additional information.

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

NOTE 2.      LITIGATION AND REGULATORY              CSW, CPL, PSO, SWEPCO, WTU
             PROCEEDINGS

NOTE 3.      COMMITMENTS AND CONTINGENT             CSW, CPL, PSO, SWEPCO, WTU
             LIABILITIES

NOTE 4.      DIVIDENDS                              CSW, CPL, PSO, SWEPCO, WTU

NOTE 5.      CSW EARNINGS AND DIVIDENDS PER         CSW
             SHARE OF CSW COMMON STOCK

NOTE 6.      LONG-TERM FINANCING                    CSW, CPL, PSO, SWEPCO, WTU

NOTE 7.      DISCONTINUED OPERATIONS                CSW

NOTE 8.      UTILITY PLANT DEVELOPMENT COSTS        CSW, CPL, PSO, SWEPCO, WTU

NOTE 9.      SUPPLEMENTAL INFORMATION -             CSW
             SEEBOARD'S RECENT OPERATING
             RESULTS

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1.  PRINCIPLES OF PREPARATION

         The condensed financial statements of the Registrants included herein have been prepared by each Registrant pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although each Registrant believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Registrant's Combined Annual Report on Form 10-K for the year ended December 31, 1995 and the Registrant's Combined Quarterly Reports on Form 10-Q for the quarters ended March 31, 1996 and June 30, 1996.

         The unaudited financial information furnished herewith reflects all adjustments which are, in the opinion of management of such Registrant, necessary for a fair statement of the results of operations for the interim periods. Information for quarterly periods is affected by seasonal variations in sales, rate changes, timing of fuel expense recovery and other factors.

         The financial statements of the CSW U.K. Group, which are included in CSW's consolidated financial statements, have been translated from British pounds to U.S. dollars in accordance with SFAS No. 52. All balance sheet accounts are translated at the exchange rate at September 30, 1996 and all income statement items are translated at the average exchange rate for the applicable period. At September 30, 1996, the current exchange rate was approximately (pound)1.00=$1.56 and the average exchange rate for the nine month period ended September 30, 1996 was approximately (pound)1.00=$1.54. All resulting translation adjustments are recorded directly to Foreign Currency Translation Adjustment on CSW's consolidated balance sheets. Cash flow statement items are translated at a combination of average, historical and current exchange rates. The effect of the changes in exchange rates on cash and cash equivalents, resulting from the translation of items at the different exchange rates, is shown on CSW's Consolidated Statements of Cash Flows in Effect of Exchange Rate Changes on Cash and Cash Equivalents.

         Certain financial statement items for prior years have been reclassified to conform to the 1996 presentation.


2.  LITIGATION AND REGULATORY PROCEEDINGS

         See the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 1995 and the Registrants' Combined Quarterly Reports on Form 10-Q for the quarters ended March 31, 1996 and June 30, 1996 for additional discussion of litigation and regulatory proceedings. Reference is also made to
NOTE 3. COMMITMENTS AND CONTINGENT LIABILITIES and PART II - ITEM 1. for additional discussion of litigation matters and MD&A - COMPETITION AND INDUSTRY CHALLENGES for additional discussion of regulatory matters.

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

         In a preliminary order issued December 21, 1995, the Texas Commission expanded the scope of the rate review to address certain competitive issues facing the electric utility industry. CPL made a supplemental filing on April 1, 1996, addressing a recommended model for restructuring the electric industry within ERCOT. In addition, the supplemental filing included: (i) estimates of CPL's potential stranded costs based upon various possible structures of the electric industry and under several energy price scenarios; and (ii) a recommendation that the potential stranded costs not be quantified in rates until any changes in the electricity market and structure of utilities in Texas are known. In this supplemental filing, CPL estimated its potential stranded costs could range from approximately zero to approximately $3.7 billion in a worst-case scenario. The range is dependent upon a number of presently unknown factors, including the extent to which CPL is compensated for its reasonable costs and the extent and timing of any implementation of retail competition. Hearings in this phase of the rate review concluded August 23, 1996.

         CPL has filed rebuttal testimony that challenges positions taken by the Texas Commission staff and other parties intervening in this case. CPL's testimony challenges the Texas Commission staff's proposals as unreasonable and contrary to current law and regulatory policy. While the Texas Commission staff reported the use of a "point estimate" of $850 million for potentially stranded costs, their testimony actually describes their range of potential stranded costs as very uncertain and having a range from $200 million to $2 billion. The Texas Commission staff subsequently revised their "point estimate" to $1.069 billion and their range to $223 million to $2.9 billion. In addition, the Texas Commission staff recommended (i) a nuclear performance standard that would penalize CPL unless it operates its nuclear units better than 75 percent of the U.S. nuclear industry; and (ii) a fuel-recovery mechanism that is based on prices in an undeveloped energy market; and (iii) a one-sided cap on CPL's earnings that effectively prevents CPL from realizing its authorized level of earnings.

         Hearings for the final stage of the case, the rate case expense phase, were completed in October 1996. Other parties to the rate case have recommended rate case expense disallowances from $8 to $9 million.

         A proposal for decision is expected in December 1996 and a final order from the Texas Commission is expected in February 1997. CPL's management cannot predict the ultimate outcome of CPL's rate case, although management believes that the ultimate resolution will not have a material adverse effect on CPL's results of operations or financial condition. However, if CPL ultimately is unsuccessful in obtaining adequate rate relief, CPL could experience a material adverse effect on its results of operations and financial condition.

         For further information related to the preliminary order issued December 21, 1995, by the Texas Commission expanding the scope of the CPL rate review to address certain competitive issues facing the electric utility industry, see the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 1995 and the Registrants' Combined Quarterly Reports on Form 10-Q for the quarters ended March 31, 1996 and June 30, 1996.

PSO REGULATORY MATTERS
         As previously reported, on July 19, 1996, the Oklahoma Commission staff filed an application seeking a review of PSO's earnings and rate structure. The application does not include language indicating that the Oklahoma Commission staff believes a rate reduction is needed. Instead, the review is being initiated to investigate the potential impact on PSO's rates from both the sale of Transok and PSO's restructuring efforts as well as PSO's improved financial results. Although rate reviews do not have specific time limitations, a schedule has been established for PSO's response. In accordance with the established schedule, PSO filed a package of financial information with the Oklahoma Commission staff on November 1, 1996. PSO cannot predict the outcome of this review.

SWEPCO FUEL SURCHARGE
         On October 31, 1996, SWEPCO filed with the Texas Commission an Application for Authority to Implement an Interim Surcharge of Fuel Cost Under-Recoveries. Through September 1996, SWEPCO had a fuel cost under-recovery balance of approximately $9.6 million including accumulated interest. SWEPCO proposes to surcharge its customers approximately $10.2 million which includes additional interest through the end of the surcharge period. An order in this proceeding is expected in January 1997 which will allow SWEPCO to surcharge customers from February 1997 through January 1998.

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

         Part of the final order also set into motion the actions required to seek a remand of the appeal of Docket No. 7510 to the Texas Commission to implement a final order consistent with the WTU Stipulation and Agreement. The Court of Appeals issued a mandate on April 15, 1996, directed to the Travis County District Court, that permitted the case to be remanded back to the Texas Commission. On May 23, 1996, the Texas Commission assigned it a new proceeding for docketing purposes, Docket No. 15988. Parties to Docket No. 15988 filed a joint motion with the ALJ on June 21, 1996 that proposed to adopt a finding to implement the last outstanding element related to the WTU Stipulation and Agreement in Docket No. 13369, WTU's settled rate case. On October 4, 1996, the

ALJ issued a proposed order that is fully consistent with the terms of the WTU Stipulation and Agreement. The Texas Commission entered a final order in Docket No. 15988 approving this agreement on October 28, 1996.


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

         The United States Bankruptcy Court for the Western District of Texas, Austin Division, consolidated the El Paso suit and the CSW suit into one adversary proceeding. CSW is the named plaintiff in the consolidated adversary proceeding. A trial date of January 21, 1997 has been set for a two-week trial of the lawsuit.

         Although CSW believes that it has substantial defenses to El Paso's claims and intends to defend El Paso's claims and pursue CSW's claims vigorously, CSW cannot presently predict the outcome of the lawsuit. However, if the lawsuit is decided adversely to CSW, it could have a material adverse effect on CSW's consolidated results of operations but not on its financial condition.

CSW ENERGY PROJECTS AND COMMITMENTS
         CSW Energy is authorized to develop various independent power and cogeneration facilities and to own and operate such non-utility projects, subject to regulatory approval. As previously disclosed, CSW Energy owns interests in five operating projects totaling 648 MW in Colorado, Florida and Texas. In addition, CSW Energy has a 330 MW project (Phillips Sweeny in the table below) under construction in Texas. CSW Energy has agreed to provide construction financing for this project. Construction on this project began in September 1996 with commercial operation scheduled for early 1998. To date, CSW Energy has incurred $30 million of construction and development costs. Total project costs are estimated at $190 million. The following table summarizes equity investments and loans made by CSW Energy and commitments provided by CSW at September 30, 1996.

                                                 LETTERS OF CREDIT
PROJECT                               EQUITY       AND GUARANTEES         LOANS
-------------------------------------------------------------------------------
                                                      (MILLIONS)

Brush II                             $15.3              $  --            $  --
Ft. Lupton                            43.0               56.4               --
Mulberry                              24.0               15.7               --
Orange Cogen                          53.2                1.7               --
Phillips Sweeny                         --              228.0             30.0
Newgulf                               10.5                 --               --
Various developmental projects         3.8                7.6              5.5

         During the second quarter of 1996, CSW Energy recorded a one-time charge of approximately $14 million after-tax to establish reserves for equity investments, loans made to development projects and deferred charges associated with certain operating projects.

CSW INTERNATIONAL PROJECTS
         As previously reported, in July, 1996, CSW International announced a joint venture with Alpek, through a subsidiary, to build, own and operate a 120 MW, gas-fired cogeneration project at Alpek's Petrocel industrial complex in Altamira, Tamaulipas, Mexico. CSW International and Alpek each will have 50% ownership in the project, Enertek, which will cost approximately $75 million. CSW International has agreed to provide construction financing for the project of which approximately $11 million had been funded as of September 30, 1996. CSW International has entered into a limited guarantee agreement with the project's engineering, procurement and construction contractor that provides the contractor a guarantee of up to $5 million. The Enertek project is expected to commence commercial operations in the first quarter of 1998.

         CSW International is currently negotiating the acquisition of capital stock in a Brazilian electric utility company. The acquisition is expected to be consummated by December 1996. See MD&A - CAPITAL REQUIREMENTS, LIQUIDITY AND FINANCING for a discussion of the issuance of Senior Notes by CSW Energy. A portion of the proceeds from this issuance will be used to fund the $40 million acquisition.

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

CPL NUCLEAR INSURANCE
         In connection with the licensing and operation of STP, the owners have purchased the maximum limits of nuclear liability insurance, as required by law, and have executed indemnification agreements with the Nuclear Regulatory Commission in accordance with the financial protection requirements of the Price-Anderson Act.

         The Price-Anderson Act, a comprehensive statutory arrangement providing limitations on nuclear liability and governmental indemnities, is in effect until August 1, 2002. The limit of liability under the Price-Anderson Act for licensees of nuclear power plants is $8.92 billion per incident, effective as of January 1996. The owners of STP are insured for their share of this liability through a combination of private insurance amounting to $200 million and a mandatory industry-wide program for self-insurance totaling $8.72 billion. The maximum amount that each licensee may be assessed under the industry-wide program of self-insurance following a nuclear incident at an insured facility is $75.5 million per reactor, which may be adjusted for inflation, plus a five percent charge for legal expenses, but not more than $10 million per reactor for each nuclear incident in any one year. CPL and each of the other STP owners are subject to such assessments, which CPL and the other owners have agreed will be allocated on the basis of their respective ownership interests in STP. For purposes of these assessments, STP has two licensed reactors.

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

         CPL purchased, for its own account, a NEIL I Business Interruption and/or Extra Expense policy to reimburse CPL for extra expenses incurred for replacement generation or purchased power as the result of a covered accident that shuts down production at one or both of the STP Units for more than 21 consecutive weeks. In the event of an outage of STP Units 1 and 2 and the outage is the result of the same accident, such insurance will reimburse CPL up to 80% of the single unit recovery. The maximum amount recoverable for a single unit outage is $118.6 million for both Unit 1 and 2. CPL is subject to an additional assessment up to $1.9 million for the current policy year in the event that insured losses at a nuclear facility covered under the NEIL I policy exceeds the accumulated funds available under the policy. CPL renewed its current NEIL I Business Interruption and/or Extra Expense policy September 15, 1996.

         For further information relating to litigation associated with CPL nuclear insurance claims, reference is made to PART II - ITEM 1.

PSO SAND SPRINGS/GRANDFIELD, OKLAHOMA PCB COMPLAINTS
          In 1989, PSO investigated a Sand Springs, Oklahoma PCB storage facility and found some PCB contamination. The clean-up plan was approved by the EPA and clean-up of the facility began in November 1994. In October 1996, EPA filed a complaint against PSO alleging PSO failed to comply with provisions of the Toxic Substances Control Act. The complaint has three counts, two of which pertain to the Sand Springs facility and the third dealing with a substation in Grandfield, Oklahoma. EPA alleges improper disposal of PCBs at the Sand Springs site due to the length of time between discovery of the contamination and the actual clean-up at the site. The complaint at the Grandfield site relates to failure to date PCB articles at the site. The total proposed penalty for the three counts is $479,500. PSO has filed an extension to respond to the complaint and is currently in discussions with EPA. PSO is unable to predict the outcome of the discussions.

PSO PCB CASES
         For information regarding the commitments and contingent liabilities relating to PSO's PCB cases, reference is made to PART II - ITEM 1.

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

SWEPCO HENRY W. PIRKEY POWER PLANT
         In connection with the lignite mining contract for its Henry W. Pirkey Power Plant, SWEPCO has agreed, under certain conditions, to assume the obligations of the mining contractor. As of September 30, 1996, the maximum SWEPCO would have to assume is $64.7 million. The maximum amount may vary as the mining contractor's need for funds fluctuates. The contractor's actual obligation outstanding as of September 30, 1996 was approximately $58.9 million.


4.  DIVIDENDS

         The U.S. Electric Operating Companies' mortgage indentures, as amended and supplemented, contain certain restrictions on the use of their retained earnings for cash dividends on their common stock. These restrictions do not currently limit the ability of CSW to pay dividends to its shareholders. At September 30, 1996, approximately $1.8 billion of the subsidiary companies' retained earnings were available for payment of cash dividends by such subsidiaries to CSW. Of this, the amounts attributable to the U.S. Electric Operating Companies were as follows.

CPL-$771 million  PSO-$147 million  SWEPCO-$325 million  WTU-$126 million


5.  CSW EARNINGS AND DIVIDENDS PER SHARE OF COMMON STOCK

         Earnings per share of common stock are computed by dividing net income for common stock by the average number of common shares outstanding for the respective periods. Dividends per common share reflect per share amounts paid during the periods.


6.  LONG-TERM FINANCING

SWEPCO SABINE SERIES PCRBS
         In July 1996, $81.7 million of Sabine, 6.10%, Series 1996 PCRBs were issued for the benefit of SWEPCO. The proceeds from this issuance were used to refund the $81.7 million Sabine, 8.20%, Series 1986 PCRBs.

CPL, PSO, WTU RED RIVER SERIES PCRBS
         In August 1996, $63.3 million of Red River, 6.0%, Series 1996, PCRBs were issued for the benefit of CPL, PSO, and WTU. The proceeds from this issuance were used to refund the $63.3 million of Red River, 7 7/8%, Series 1984 PCRBs.

CPL MATAGORDA SERIES PCRBS
         In September 1996, $60 million of Matagorda, 6 1/8%, Series 1996 PCRBs were issued for the benefit of CPL. The proceeds from this issuance will be used to refund the $60 million Matagorda, 7 7/8%, Series 1986 PCRBs, which are classified on the balance sheet as Long-term debt due within twelve months, on December 1, 1996. At September 30, 1996, the proceeds from the issuance were held in trust and are reflected as Special Deposits on the balance sheet.

OTHER FINANCING ACTIVITIES
         See MD&A - CAPITAL REQUIREMENTS, LIQUIDITY AND FINANCING for a discussion of the financing transactions that have been undertaken during 1996 related to the acquisition of SEEBOARD as well as a discussion of the issuance by CSW Energy of $200 million in Senior Notes.


7.  DISCONTINUED OPERATIONS

         On June 6, 1996, CSW sold Transok to Tejas. Accordingly, the results of operations for Transok have been reported as discontinued operations and prior periods have been restated for consistency.

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

         Operating results of Transok for the nine month period ended September 30, 1996 and 1995 are summarized in the following table (intercompany transactions have not been eliminated).

                                               Nine Months Ended
                                                 September 30,
                                             ----------------------
                                               1996          1995
                                             --------       -------
                                                   (millions)

Total revenue                                  $362          $511

Operating income before income taxes             23            32

Earnings before income taxes                     18            21
Income taxes                                      6             7
                                                ---           ---
Net income from discontinued operations         $12           $14
                                                ---           ---

         Since Transok was sold on June 6, 1996, the results of operations for the nine month period ended September 30, 1996 do not reflect a full nine months of earnings from Transok. CSW's Consolidated Balance Sheet at September 30, 1996 does not contain any assets or liabilities from Transok.

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


8.  UTILITY PLANT DEVELOPMENT COSTS

         During the second quarter of 1996, the U.S. Electric Operating Companies recorded one-time charges reflected in Other Income and Deductions relating to investments made in prior years for plant sites, engineering studies and lignite reserves for which future recovery is not probable. The charges are as follows.
                          Pre-tax effect    Income tax        Net Income
                             on income        benefit           effect
                            --------------------------------------------
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


9.  SUPPLEMENTAL INFORMATION - SEEBOARD'S RECENT OPERATING RESULTS

         SEEBOARD's results of operations discussed below are prepared in accordance with Generally Accepted Accounting Principles in the United Kingdom and exclude currency conversion, CSW consolidation adjustments and the impact of interest expense on the debt incurred in connection with CSW's purchase of SEEBOARD. CSW did not own SEEBOARD during the prior periods presented in the discussion below. Accordingly, the comparative information has been provided for information only.

NINE MONTHS ENDED SEPTEMBER 30, 1996
         Net income for the nine months ended September 30, 1996, was (pound)97.6 million compared to (pound)69.1 million for the nine months ended September 30, 1995. Gross profit (revenue less cost of sales) is higher than the comparable period last year despite the impact of a reduction in regulatory allowed revenues following the completion of the regulatory price review of SEEBOARD's distribution business. This primarily reflects an improvement in volume in the current period, supplemented by increases in tariffs to customers from February 1996. Allowed revenue in SEEBOARD's distribution business was reduced by 14% with effect from April 1995 and a further 13% from April 1996. At the net income before interest level, the improvement reflects the continued cost reduction programs of SEEBOARD, the first year contribution from SEEBOARD's 37.5% interest in Medway Power Limited, a company formed to construct, own and operate a 675 MW power station, and the benefit of a release of a (pound)17.5 million accrual no longer required in respect of a previous liability for redundancy costs. Partially offsetting these benefits, during the nine months ended September 30, 1995, SEEBOARD received dividends of (pound)9.9 million as a result of its shareholding in the National Grid. SEEBOARD's interest in the National Grid was demerged to shareholders of SEEBOARD in December 1995, and accordingly, did not receive any dividends in 1996.

THREE MONTHS ENDED SEPTEMBER 30, 1996
         Net income for the three months ended September 30, 1996 was (pound)25.8 million compared to (pound)12.6 million for the three months ended September 30, 1995. The improvement in net income primarily reflects improvement in volume, SEEBOARD's cost reduction programs and the first year contribution from SEEBOARD's 37.5% interest in Medway Power Limited.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 1995 and their Combined Quarterly Reports on Form 10-Q for the quarters ended March 31, 1996 and June 30, 1996. Reference is also made to each Registrant's unaudited Financial Statements and related Notes to Financial Statements included herein. The information included therein should be read in conjunction with, and is essential in understanding, the following discussion and analysis.


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

INDEPENDENT SYSTEM OPERATOR PLAN
         In June 1996, CSW (including CPL and WTU) and more than 20 other parties, including other investor-owned utilities, municipal power companies, electric cooperatives, independent power producers and power marketers, filed plans to create an independent system operator to manage the ERCOT power grid. The filing marks a major step towards implementing the Texas Commission's overall strategy of creating the competitive wholesale electric market that was mandated by the Texas Legislature in 1995. The Texas Commission approved the independent system operator in August 1996. Such approval made Texas the first state in the nation to implement a regional independent system operator and a regional competitive wholesale bulk power market.

INDUSTRY RESTRUCTURING IN OKLAHOMA
         In June 1996, the Oklahoma Commission announced that it has begun soliciting public comment to aid in the potential restructuring of the Oklahoma electric utility industry. The issues the Oklahoma Commission is exploring include the extent and speed of a restructuring, the unbundling of utility services, as well as the legislative and regulatory needs of such a restructuring. Informal public technical conferences have been held to discuss these issues. The Commissioners of the Oklahoma Commission are scheduled to conduct a conference late in 1996 to review such comments and recommendations in order to prepare themselves for the 1997 session of the Oklahoma Legislature.

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

         The final rule requires holding companies to offer single system rates. However, the rule grants CSW an exemption whereby CSW will be given an opportunity to propose a solution that will provide comparability to all wholesale users whereby the rates, terms and conditions for the CSW ERCOT companies (CPL and WTU) would be permitted to differ from those offered by the CSW Southwest Power Pool companies (PSO and SWEPCO). CSW has filed open access tariffs that conform to the provisions of the pro forma tariff included as part of the final rule. CSW filed a system-wide tariff on November 1, 1996 that will, upon FERC approval, replace the conforming tariffs and comply with FERC Order 888 for a single system tariff.

STRATEGIC EXECUTIVE AND ORGANIZATIONAL RESTRUCTURING
         As previously reported, in April 1996 CSW announced organizational and executive changes as CSW prepares for increased competition and for an unbundling of the electric utility industry into generation, transmission, distribution and service segments. This restructuring is expected to provide a more competitive organizational structure for CSW. In connection with implementing its 1996 restructuring, CSW has incurred approximately $8 million in expenses through the third quarter of 1996. Approximately $2.8 million of the restructuring expense relates to the U.S. Electric Operating Companies of which CPL's portion is approximately $1.9 million. The remaining amounts range from approximately $700,000 at SWEPCO to less than $100,000 at WTU. CSW could incur up to $15 million in additional expenses for the restructuring which is expected to be completed by early 1997. CPL, PSO, SWEPCO and WTU are currently unable to reasonably estimate their respective portions of such additional restructuring expenses.


NON-UTILITY VENTURES

CSW COMMUNICATIONS
         In September 1996, the Georgetown, Texas City Council awarded a $4.2 million contract to CSW Communications to implement a communications-based utility management system for the city of Georgetown. The Georgetown project, which is expected to be completed in 18 months, will be based on a wireless network to be owned and operated by the city of Georgetown. The network will enable the city to offer advanced energy management, water management and communications services to its more than 25,000 residents.

ENERSHOP
         In October 1996, the Hall Financial Group awarded EnerShop a $1 million energy services contract for a 36-story office tower in downtown Dallas, Texas. Under the agreement, EnerShop will retrofit the lighting, energy management system and other electrical equipment for the office tower. EnerShop is providing low-cost lease financing for the project and is guaranteeing that the savings on utility bills will more than offset Hall Financial Group's lease payments for the project. EnerShop expects to complete the project in the first quarter of 1997.


CAPITAL REQUIREMENTS, LIQUIDITY AND FINANCING

CONSTRUCTION EXPENDITURES
         CSW's construction expenditures totaled $343 million for the nine months ended September 30, 1996. Such expenditures for the U.S. Electric Operating Companies totaled $82 million, $57 million, $68 million and $28 million, for CPL, PSO, SWEPCO and WTU, respectively. CSW's construction expenditures, including those for SEEBOARD, were primarily for improvements to existing production, transmission and distribution facilities. The improvements are required to meet the needs of new customers and to satisfy the changing requirements of existing customers. CSW anticipates that the majority of all funds required for construction for the remainder of the year will be provided from internal sources.

SEEBOARD ACQUISITION FINANCING
         As previously reported, CSW, indirectly through intermediate subsidiaries, has acquired control of 100% of SEEBOARD for an aggregate adjusted purchase price of approximately (pound)1.4 billion (approximately $2.1 billion assuming average exchange rates during the purchase period). As of September 30, 1996, CSW had contributed approximately $829 million of the purchase price for the acquisition of SEEBOARD shares. Such funds, which were initially obtained through borrowings under the $850 million CSW Credit Agreement, have since been repaid by using the $398 million net proceeds from CSW's February 1996 common stock offering and $431 million of the proceeds from the sale of Transok.

         The additional funds necessary for the transaction were made with capital contributions and loans made to CSW (UK) plc (which has been replaced by SEEBOARD Group plc) by its sole shareholder, CSW Investments, which arranged the CSW Investments Credit Facility for that purpose. In August 1996, CSW Investments refinanced a total of (pound)358 million in two separate transactions. (pound)258 million was refinanced by the sale of $200 million of unsecured notes due 2001 and $200 million of unsecured notes due 2006. The proceeds were then swapped into British pounds through a cross currency swap and used to reduce borrowings outstanding under the CSW Investments Credit Facility. The remaining (pound)100 million was refinanced by the issuance of unsecured 10-year Sterling Eurobonds due 2006 and used to reduce the borrowings outstanding under the CSW Investments Credit Facility. In addition, SEEBOARD has entered into a (pound)155 million receivables securitization facility, which is expected to be drawn upon in the fourth quarter of 1996 to further reduce the borrowings outstanding under the CSW Investments Credit Facility.

         As of September 30, 1996, approximately (pound)467 million (approximately $729 million assuming the prevailing exchange rate on that date) was outstanding under the CSW Investments Credit Facility. CSW Investments anticipates that this amount will be repaid through dividends from SEEBOARD and other proceeds received from refinancing activities.

CAPITAL STRUCTURE
         The CSW System is committed to maintaining financial flexibility by having a strong capital structure and favorable securities ratings which help to assure future access to capital markets when required. At September 30, 1996, the capitalization ratios of each of the Registrants is presented in the following table.
                      Common           Preferred            Long
                   Stock Equity          Stock            Term Debt
                 ----------------   ----------------   ----------------
CSW                     44%                4%                52%
CPL                     45%                8%                47%
PSO                     52%                2%                46%
SWEPCO                  52%                4%                44%
WTU                     49%                1%                50%

SWEPCO SABINE SERIES PCRBS
         In July 1996, $81.7 million of Sabine, 6.10%, Series 1996 PCRBs were issued for the benefit of SWEPCO. The proceeds from this issuance were used to refund the $81.7 million Sabine, 8.20%, Series 1986 PCRBs.

CPL, PSO, WTU RED RIVER SERIES PCRBS
         In August 1996, $63.3 million of Red River, 6.0%, Series 1996 PCRBs were issued for the benefit of CPL, PSO and WTU. The proceeds from this issuance were used to refund the $63.3 million of Red River, 7 7/8%, Series 1984 PCRBs.

CPL MATAGORDA SERIES PCRBS
         In September 1996, $60 million of Matagorda, 6 1/8%, Series 1996 PCRBs were issued for the benefit of CPL. The proceeds from this issuance will be used to refund the $60 million Matagorda, 7 7/8%, Series 1986 PCRBs, which are classified on the balance sheet as Long-term debt due within twelve months, on December 1, 1996. At September 30, 1996, the proceeds from the issuance were held in trust and are reflected as Special Deposits on the balance sheet.

CSW INVESTMENTS YANKEE NOTES AND EUROBONDS
         In August 1996, CSW Investments issued unsecured notes in order to refinance a portion of the debt incurred to finance the SEEBOARD acquisition. CSW Investments issued $400 million Yankee Notes ($200 million 6.95% Notes due 2001 and $200 million 7.45% Notes due 2006) and issued (pound)100 million 8.875% Eurobonds due 2006. See SEEBOARD ACQUISITION FINANCING above for additional discussion of these financing activities.

CSW ENERGY SENIOR NOTES
         In October 1996, CSW Energy issued $200.0 million, 6.875% Senior Notes due 2001. CSW Energy intends to use the proceeds from this issuance for the acquisition, development and construction of electric generation assets in the United States and to make affiliated loans to CSW International. CSW International, the guarantor of the senior notes, intends to use any such funds for the acquisition, development and construction of electric generation, transmission and distribution assets internationally. See NOTE 3. COMMITMENTS AND CONTINGENT LIABILITIES, for a discussion of CSW International's anticipated use of a portion of such proceeds.

SHORT-TERM FINANCING
         The CSW System uses short-term debt to meet fluctuations in working capital requirements and other interim capital needs. The Registrants, together with other subsidiaries of CSW have: (i) established a money pool to coordinate short-term borrowings and (ii) incurred borrowings outside the money pool through CSW's issuance of commercial paper. As of September 30, 1996, CSW had a revolving credit facility totaling $1.2 billion to back up its commercial paper program.

SWEPCO CAJUN ASSET PURCHASE PROPOSAL
         As previously reported, Cajun filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code on December 21, 1994 and is currently operating under the supervision of the United States Bankruptcy Court Bankruptcy Court for the Middle District of Louisiana.

         On October 26, 1996, SWEPCO, together with Entergy Gulf States and the Members Committee filed the Second Amended SWEPCO Plan in the bankruptcy court. Under the Second Amended SWEPCO Plan, a SWEPCO subsidiary or affiliate would acquire all of the non-nuclear assets of Cajun, comprised of the Big Cajun I gas-fired plant, the Big Cajun II coal-fired plant, and related non-nuclear assets, for approximately $780 million in cash, up to an additional $20 million to pay certain other bankruptcy claims and expenses and an additional $7 million to acquire claims of unsecured creditors. In addition, the Second Amended SWEPCO Plan provides for SWEPCO and the Cajun member cooperatives to enter into new 25-year power supply agreements which will provide the Cajun member cooperatives with wholesale rates starting at approximately 3.74 cents per kilowatt-hour while permitting the Cajun member cooperatives the flexibility to acquire power on the open market when their requirements exceed mutually agreed upon levels of generating capacity available from SWEPCO. The Second Amended SWEPCO Plan would settle all claims and litigation in the bankruptcy case, including potentially protracted litigation over power supply contract rights. The filing of the Second Amended SWEPCO Plan complies with an amended schedule of proceedings established by the bankruptcy court which provides for the filing of amended plans, disclosure statements and related documents by October 26, 1996 and for confirmation hearings to begin on December 16, 1996. The bankruptcy court's decision in the case is expected in the first quarter of 1997.

         The Second Amended SWEPCO Plan amends the Original SWEPCO Plan filed on April 19, 1996 (as amended by the First Amended SWEPCO Plan filed on September 30, 1996) by the Members Committee, SWEPCO and Entergy Gulf States in the bankruptcy court. Under the Original SWEPCO Plan, SWEPCO had proposed to acquire all of the non-nuclear assets of Cajun for approximately $405 million in cash. In addition, under the Original SWEPCO Plan, the Cajun member cooperatives would have made future payments with a net present value ranging from $497 million to $567 million to the Rural Utilities Service of the federal government, Cajun's largest creditor, by using a portion of the cooperatives' future income from their retail customers.

         Two competing plans of reorganization for the non-nuclear assets of Cajun have been filed with the bankruptcy court at about the same time as the filing of the First Amended SWEPCO Plan, including one plan with a higher bid price. Under one competing plan, Cajun's non-nuclear assets would be acquired by Louisiana Generating LLC, which would be owned by affiliates of SEI Holding, Inc., NRG Energy, Inc. and Zeigler Coal Holdings Company. Cajun's court appointed trustee in bankruptcy is supporting this plan. In addition, Enron Capital & Trade Resources Corp. and the Official Committee of Unsecured Creditors have jointly filed a competing plan of reorganization.

         Consummation of the Second Amended SWEPCO Plan is conditioned upon confirmation by the bankruptcy court, the receipt by SWEPCO and CSW of all requisite state and federal regulatory approvals in addition to the receipt of their corresponding board approvals. If the Second Amended SWEPCO Plan is confirmed, CSW and SWEPCO expect initially to finance the $807 million required to consummate the acquisition of Cajun's non-nuclear assets through a combination of external borrowings and internally generated funds.

REGULATORY MATTERS
         Reference is made to NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for a discussion of CPL's, PSO's and WTU's regulatory proceedings.

LITIGATION RELATING TO TERMINATION OF EL PASO MERGER
         For information regarding the commitments and contingent liabilities relating to the termination of the Merger, reference is made to NOTE 3. COMMITMENTS AND CONTINGENT LIABILITIES.

PART II - OTHER INFORMATION

         For background and earlier developments relating to PART II information, reference is made to the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 1995 and Combined Quarterly Reports on Form 10-Q for the quarters ended March 31, 1996 and June 30, 1996.


ITEM 1.  LEGAL PROCEEDINGS.

CPL NUCLEAR INSURANCE CLAIMS
         As previously reported, in 1994, CPL filed a claim under the NEIL I business interruption and/or extra expense policy relating to the 1993-1994 outage at STP Units 1 and 2. NEIL formally denied CPL's claim on November 21, 1995. On April 9, 1996, CPL filed an action in state district court in Corpus Christi, Texas, against NEIL and Johnson & Higgins of Texas, Inc., the former insurance broker for STP, seeking recovery under the policy and other relief. NEIL responded by filing a suit against CPL on April 16, 1996, in the United States District Court for the Southern District of New York seeking a declaratory judgment to enforce an arbitration provision contained in the policy. On May 24, 1996, the New York court ordered the dispute, including the issue of whether the arbitration provision is enforceable, to arbitration and stayed the Texas proceeding. NEIL canceled CPL's current NEIL I policy effective July 31, 1996. NEIL also filed a claim in arbitration seeking a determination that NEIL properly terminated CPL's coverage and that CPL has caused NEIL damages by opposing NEIL's attempt to compel arbitration and seeking recovery of NEIL's attorneys' fees. On June 21, 1996, CPL filed a notice of appeal of the New York court's order in the United States Court of Appeals for the Second Circuit. Subsequently, CPL and NEIL agreed to dismiss all litigation between them concerning CPL's claim for NEIL coverage. CPL and NEIL also agreed to submit their disputes over coverage to a non-binding neutral evaluation process, although both CPL and NEIL have reserved the right to take their dispute to binding arbitration. CPL and NEIL also agreed that CPL's NEIL I policy would be reinstated. CPL intends to assert its rights to recovery under the NEIL I policy vigorously, but cannot predict the ultimate outcome of these matters. CPL's management believes that the resolution of these actions will not have a material adverse effect on its results of operations or financial condition.

PSO GAS PURCHASE CONTRACTS
         As previously reported, PSO has been named defendant in complaints filed in federal and state courts of Oklahoma and Texas in 1984 through 1995 by gas suppliers alleging claims arising out of certain gas purchase contracts. The plaintiffs seek relief through the filing dates as well as attorneys' fees. Through September 1996, complaints representing approximately $11 million in claims were settled. Remaining complaints currently total approximately $100,000 in claimed actual damages. The settlements did not have a material effect on PSO's consolidated results of operations or financial condition.

PSO PCB CASES
         As previously reported, PSO has been named a defendant in complaints filed in federal and state courts in Oklahoma in 1984, 1985, 1986, 1993 and 1996. The complaints allege, among other things, that some of the plaintiffs and the property of other plaintiffs were contaminated with PCBs and other toxic by-products following certain incidents, including transformer malfunctions, in April 1982, December 1983 and May 1984. To date, all complaints, except for certain claims filed in 1996 for additional unspecified actual and punitive damages, have been dismissed, certain of which resulted in settlements among the parties. Management believes that PSO has defenses to the remaining complaints and intends to defend the suits vigorously. Moreover, management believes that the remaining complaints are covered under insurance. Management also believes that the ultimate resolution of the remaining complaints will not have a material adverse effect on PSO's consolidated results of operations or financial condition.

SWEPCO BURLINGTON NORTHERN TRANSPORTATION CONTRACT
         As previously reported, a state district court in Bowie County, Texas awarded SWEPCO a judgment of approximately $72 million against Burlington Northern for damages regarding rates charged under two rail transportation contracts for delivery of coal to two of SWEPCO's power plants, post-judgment interest and attorneys' fees and also granted certain declaratory relief requested by SWEPCO. Burlington Northern appealed the state district court's judgment to the Texarkana, Texas Court of Appeals and, on April 30, 1996, the Texarkana, Texas Court of Appeals reversed the judgment of the state district court. Subsequently, SWEPCO filed two motions for rehearing, but both were overruled. On October 14, 1996, SWEPCO filed an application with the Supreme Court of Texas to grant a writ of error to review and reverse the judgment of the Texas Court of Appeals.

OTHER LEGAL CLAIMS AND PROCEEDINGS
         The CSW System is party to various other legal claims and proceedings arising in the normal course of business. Management does not expect disposition of these matters to have a material adverse effect on the Registrants' results of operations or financial condition. See PART I - NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for a discussion CPL's and WTU's regulatory proceedings, and also to PART 1 - NOTE 3. COMMITMENTS AND CONTINGENT LIABILITIES for a discussion of litigation involving the termination of the El Paso Merger.


ITEMS 2 - 4.  INAPPLICABLE


ITEM 5.  OTHER INFORMATION.

PSO UNION NEGOTIATIONS

         Since July 1, 1996, PSO and its Local Union 1002 of the International Brotherhood of Electrical Workers have been engaged in contract renewal negotiations for the approximately 600 members of the Local. The principal issue is over PSO's anticipated need for flexibility in a deregulated environment. The underlying agreement expired September 30, 1996, and the parties continue to negotiate.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A)  EXHIBITS:

     (3)   BYLAWS AS AMENDED AND RESTATED
           CPL - (Exhibit 3.1)
           PSO - (Exhibit 3.2)
           SWEPCO - (Exhibit 3.3)
           WTU - (Exhibit 3.4)

     (12)  COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
           CPL - (Exhibit 12.1)
           PSO - (Exhibit 12.2)
           SWEPCO - (Exhibit 12.3)
           WTU - (Exhibit 12.4)

     (27)  FINANCIAL DATA SCHEDULES
           CSW - (Exhibit 27.1)


(B)  REPORTS FILED ON FORM 8-K:

           CSW, SWEPCO
           ITEM 5. OTHER EVENTS and ITEM 7. FINANCIAL STATEMENTS AND EXHIBITS, reporting SWEPCO's proposal for the purchase of Cajun assets, dated September 30, 1996.

           CPL, PSO AND WTU
           None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned Registrant shall be deemed to relate only to matters having reference to such Registrant or its subsidiaries.


                                         CENTRAL AND SOUTH WEST CORPORATION


Date:  November 12, 1996                 /S/ LAWRENCE B. CONNORS
                                         --------------------------
                                         Lawrence B. Connors
                                         Controller and Chief Accounting Officer
                                         (Principal Accounting Officer)



                                         CENTRAL POWER AND LIGHT COMPANY
                                         PUBLIC SERVICE COMPANY OF OKLAHOMA
                                         SOUTHWESTERN ELECTRIC POWER COMPANY
                                         WEST TEXAS UTILITIES COMPANY


Date: November 12, 1996                  /S/ R. RUSSELL DAVIS
                                         -----------------------
                                         R. Russell Davis
                                         Controller and Chief Accounting Officer
                                         (Principal Accounting Officer)