Form 10-Q
period 1997-09-30
CENTRAL & SOUTH WEST CORP
filed 1997-11-13
CIK 18540

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
          (X) COMBINED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

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

Common Stock Outstanding at November 7, 1997                      Shares
   Central and South West Corporation                           212,235,320
   Central Power and Light Company                                6,755,535
   Public Service Company of Oklahoma                             9,013,000
   Southwestern Electric Power Company                            7,536,640
   West Texas Utilities Company                                   5,488,560

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

           CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY COMPANIES

               TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q
                               SEPTEMBER 30, 1997


                                                                           PAGE


GLOSSARY OF TERMS.............................................................3


FORWARD LOOKING INFORMATION...................................................4


PART I.  FINANCIAL INFORMATION................................................5

   ITEM 1.  FINANCIAL STATEMENTS..............................................5
      Central And South West Corporation And Subsidiary Companies............10
      Central Power And Light Company........................................14
      Public Service Company Of Oklahoma.....................................22
      Southwestern Electric Power Company....................................29
      West Texas Utilities Company...........................................36
      Notes To Financial Statements..........................................44

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS...................................56


PART II - OTHER INFORMATION..................................................67

   ITEM 1.  LEGAL PROCEEDINGS................................................67

   ITEM 5.  OTHER INFORMATION................................................68

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................70


SIGNATURES...................................................................71

GLOSSARY OF TERMS
The following abbreviations or acronyms used in this text are defined below:

ABBREVIATION OR ACRONYM                DEFINITION
ANI....................................American Nuclear Insurance
Burlington Northern....................Burlington Northern Railroad Company
Cajun..................................Cajun Electric Power Cooperative, Inc.
CLECO..................................Central Louisiana Electric Company, Inc.
Committee of Certain Members...........The members committee of Cajun, which currently represents 7 of the 11
                                       Louisiana member distribution
                                       cooperatives that are served by Cajun
Court of Appeals.......................Court of Appeals, Third District of
                                       Texas, Austin, Texas
CPL....................................Central Power and Light Company, Corpus
                                       Christi, Texas
CPL 1997 Final Order...................Final orders received from the Texas
                                       Commission in CPL's rate case Docket No.
                                       14965, including both the order received
                                       on September 10, 1997 and the revised
                                       order received on October 16, 1997
CPL 1996 Fuel Agreement................Fuel settlement agreement entered into by
                                       CPL and other parties in March 1996
CPL 1997 Original Rate Order...........Final order issued on March 31, 1997 by the Texas Commission in CPL's rate case
                                       Docket No. 14965
CSW....................................Central and South West Corporation,
                                       Dallas, Texas
CSW Credit.............................CSW Credit, Inc., Dallas, Texas
CSW Energy.............................CSW Energy, Inc., Dallas, Texas
CSW ESI................................CSW Energy Services, Inc., Dallas, Texas
CSW International......................CSW International, Inc., Dallas, Texas
CSW PMI................................CSW Power Marketing, Inc., Dallas, Texas
CSW Services...........................Central and South West Services, Inc.,
                                       Dallas, Texas and Tulsa, Oklahoma
CSW System.............................CSW and its subsidiaries
CWIP...................................Construction work in progress
DGES...................................Director General Electricity Supply
DHMV...................................Dolet Hills Mining Venture
ECOM...................................Excess cost over market
El Paso................................El Paso Electric Company
El Paso Merger.........................The proposed merger whereby El Paso would have become a wholly-owned subsidiary of
                                       CSW
Entergy Texas..........................Entergy Texas Utilities Company
EPA....................................Environmental Protection Agency
ERCOT..................................Electric Reliability Council of Texas
Exchange Act...........................Securities Exchange Act of 1934, as
                                       amended
FERC...................................Federal Energy Regulatory Commission
HL&P...................................Houston Lighting & Power Company
Holding Company Act....................Public Utility Holding Company Act of
                                       1935, as amended
ITC....................................Investment tax credit
LIFO...................................Last-in First-out (inventory accounting method)
MD&A...................................Management's Discussion and Analysis of
                                       Financial Condition and Results of
                                       Operations
MDEQ...................................Mississippi Department of Environmental
                                       Quality
Merger Agreement.......................Agreement and Plan of Merger between El
                                       Paso and CSW, dated as of May 3, 1993, as
                                       amended
MGP....................................Manufactured gas plant or coal gasification plant
Mirror CWIP............................Mirror Construction Work in Progress
Mississippi Power......................Mississippi Power Company
MMbtu..................................Million Btu (British thermal unit)
MWH....................................Megawatt-hour
National Grid..........................National Grid Group plc
NEIL...................................Nuclear Electric Insurance Limited
OCC Staff..............................Staff of the Oklahoma Commission
Oklahoma Commission....................Corporation Commission of the State of
                                       Oklahoma

ABBREVIATION OR ACRONYM                DEFINITION
Oklaunion..............................Oklaunion Power Station
PCB....................................Polychlorinated biphenyl
PRP....................................Potentially responsible party
PSO....................................Public Service Company of Oklahoma,
                                       Tulsa, Oklahoma
PSO 1997 Rate Settlement Agreement.....Joint stipulation agreement reached by
                                       PSO and other parties to settle PSO's
                                       current rate inquiry
Registrant(s)..........................CSW, CPL, PSO, SWEPCO and WTU
Rights Plan............................Stockholder Rights Agreement between CSW and CSW Services, as Rights Agent
RUS....................................Rural Utilities Service of the federal government
SEC....................................United States Securities and Exchange
                                       Commission
SEEBOARD...............................SEEBOARD plc., Crawley, West Sussex,
                                       United Kingdom
SEEBOARD U.S.A.........................CSW's investment in SEEBOARD consolidated and converted to U.S. Generally Accepted
                                       Accounting Principles
SFAS...................................Statement of Financial Accounting
                                       Standards
SFAS No. 52............................Foreign Currency Translation
SFAS No. 71............................Accounting for the Effects of Certain
                                       Types of Regulation
SFAS No. 87............................Employers' Accounting for Pensions
STP....................................South Texas Project nuclear electric generating station, jointly owned by CPL,
                                       HL&P, City of Austin, and City of San
                                       Antonio
STPNOC.................................South Texas Project Nuclear Operating
                                       Company, a non-profit Texas corporation,
                                       jointly owned by CPL, HL&P, City of
                                       Austin, and City of San Antonio
Subsidiary obligated, mandatorily
    redeemable, trust preferred
    securities.........................Collective term for securities issued by business trusts of CPL, PSO and SWEPCO
SWEPCO.................................Southwestern Electric Power Company,
                                       Shreveport, Louisiana
SWEPCO Plan............................The plan of reorganization for Cajun filed by the Committee of Certain
                                       Members, SWEPCO and Entergy Texas on
                                       October 26, 1996 with the U.S. Bankruptcy
                                       Court for the Middle District of
                                       Louisiana
Texas Commission.......................Public Utility Commission of Texas
Transok................................Transok, Inc. and subsidiaries, a former wholly-owned subsidiary of CSW
U.S. Electric(s) or U.S. Electric
    Operating Companies................CPL, PSO, SWEPCO and WTU
Vale...................................Empresa De Electrcidade Vale
                                       Paranapanema S/A
WTU....................................West Texas Utilities Company, Abilene,
                                       Texas


FORWARD LOOKING INFORMATION

This report made by CSW and its subsidiaries contains forward looking statements within the meaning of Section 21E of the Exchange Act. Although CSW and each of its subsidiaries believe that, in making any such statements, their expectations are based on reasonable assumptions, any such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. Important factors that could cause actual results to differ materially from those in the forward looking statements include, but are not limited to: the impact of general economic changes in the U.S. and in countries in which CSW either currently has made or in the future may make investments; the impact of deregulation on the U.S. electric utility business; increased competition and electric utility industry restructuring in the U.S.; federal and state regulatory developments and changes in law which may have a substantial adverse impact on the value of CSW System assets; timing and adequacy of rate relief; adverse changes in electric load and customer growth; climatic changes or unexpected changes in weather patterns; changing fuel prices, generating plant and distribution facility performance; decommissioning costs associated with nuclear generating facilities; uncertainties in foreign operations and foreign laws affecting CSW's investments in those countries; the effects of retail competition in the natural gas and electricity distribution and supply businesses in the United Kingdom; and the timing and success of efforts to develop domestic and international power projects. In the non-utility area, the aforementioned factors would also apply, and, in addition, would include, but are not limited to: the ability to compete effectively in new areas, including telecommunications, power marketing and brokering, and other energy related services, as well as evolving federal and state regulatory legislation and policies that may adversely affect those industries generally or the CSW System's business in areas in which it operates.

CSW


                       CENTRAL AND SOUTH WEST CORPORATION
                            AND SUBSIDIARY COMPANIES




                          PART I. FINANCIAL INFORMATION.

                          ITEM 1. FINANCIAL STATEMENTS.

                       CENTRAL AND SOUTH WEST CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                        Three Months Ended   Nine Months Ended
                                           September 30,        September 30,
                                        -----------------    ----------------
                                          1997      1996      1997      1996
                                        -------    ------    ------    ------
                                         (millions, except per share amounts)
OPERATING REVENUES
    U.S. Electric                        $1,054    $1,028    $2,562    $2,555
    United Kingdom                          401       391     1,324     1,322
    Other diversified                        22        19        53        43
                                        -------    ------    ------    ------
                                          1,477     1,438     3,939     3,920
OPERATING EXPENSES AND TAXES
    U.S. Electric fuel                      370       347       892       885
    U.S. Electric purchased power            18        20        61        60
    United Kingdom cost of sales            276       274       927       961
    Operating and maintenance               254       232       769       670
    Provision for CPL 1997 Final Order        3        --        18        --
    El Paso Merger litigation                --        --        35        --
    Depreciation and amortization           121       122       360       356
    Taxes, other than income                 49        49       143       138
    Income taxes                             83       110       135       208
                                        -------    ------    ------    ------
                                          1,174     1,154     3,340     3,278
                                        -------    ------    ------    ------
OPERATING INCOME                            303       284       599       642
                                        -------    ------    ------    ------

OTHER INCOME AND DEDUCTIONS
    U.S. Electric reserves for utility
      plant development costs, net of
      income tax benefit of $1 for 1997
      and $33 for 1996                       --        --        (2)      (84)
    Other                                    10        11        29        15
                                        -------    ------    ------    ------
                                             10        11        27       (69)
                                        -------    ------    ------    ------
INCOME BEFORE INTEREST CHARGES              313       295       626       573
                                        -------    ------    ------    ------

INTEREST AND OTHER CHARGES
Interest on long-term debt                   84        80       251       240
Distributions on Subsidiary
  obligated, mandatorily redeemable,
  trust preferred securities                  7        --        11        --
Interest on short-term debt and
 other                                       23        21        59        76
                                        -------    ------    ------    ------
                                            114       101       321       316
                                        -------    ------    ------    ------

INCOME FROM CONTINUING OPERATIONS           199       194       305       257

DISCONTINUED OPERATIONS
    Income, net of income tax of $6          --        --        --        12
    Gain on the sale, net of income tax
      of $71                                 --        --        --       113
                                        -------    ------    ------    ------
                                             --        --        --       125
                                        -------    ------    ------    ------

INCOME BEFORE EXTRAORDINARY ITEM            199       194       305       382

EXTRAORDINARY ITEM-United Kingdom windfall
      profits tax                          (176)       --      (176)       --
                                        -------    ------    ------    ------

NET INCOME                                   23       194       129       382
  Less: Preferred stock dividends             3         4        10        13
  Gain on reacquired preferred stock         --        --        10        --
                                        -------    ------    ------    ------
NET INCOME FOR COMMON STOCK                $ 20     $ 190     $ 129     $ 369
                                        =======    ======    ======    ======

Average Common Shares Outstanding         212.2     210.3     212.1     206.3

Earnings per Share of Common Stock from
     Continuing Operations                 0.93      0.90      1.44      1.18
Earnings per Share of Common Stock from
      Discontinued Operations                --        --        --      0.61
                                        -------    ------    ------    ------
Earnings per Share of Common Stock before
      Extraordinary Item                   0.93      0.90      1.44      1.79
Loss per Share of Common Stock from
      Extraordinary Item                  (0.83)       --     (0.83)       --
                                        -------    ------    ------    ------
Earnings per Share of Common Stock        $0.10     $0.90     $0.61     $1.79
                                        =======    ======    ======    ======

Dividends Paid per Share of Common Stock $0.435    $0.435    $1.305    $1.305
                                        =======    ======    ======    ======

   The accompanying notes to consolidated financial statements are an integral part of these statements.

                       CENTRAL AND SOUTH WEST CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                   September 30,    December 31,
                                                       1997             1996
                                                    (unaudited)       (audited)
                                                   -------------    ------------
                                                             (millions)
ASSETS

FIXED ASSETS
    Electric
        Production                                 $ 5,825               $ 5,830
        Transmission                                 1,561                 1,538
        Distribution                                 4,352                 4,237
        General                                      1,358                 1,318
        Construction work in progress                  169                   230
        Nuclear fuel                                   195                   184
                                                   -------               -------
            Total Electric                          13,460                13,337
    Other diversified                                  191                    84
                                                   -------               -------
                                                    13,651                13,421
  Less - Accumulated depreciation and amortization   5,117                 4,940
                                                   -------               -------
                                                     8,534                 8,481
                                                   -------               -------
CURRENT ASSETS
    Cash and temporary cash investments                390                   254
    Accounts receivable                              1,208                   837
    Materials and supplies, at average cost            176                   185
    Electric utility fuel inventory                     71                   102
    Under-recovered fuel costs                          99                    46
    Prepayments and other                               58                    85
                                                   -------               -------
                                                     2,002                 1,509
                                                   -------               -------
DEFERRED CHARGES AND OTHER ASSETS
    Deferred plant costs                               505                   509
    Mirror CWIP asset                                  289                   299
    Other non-utility investments                      441                   371
    Income tax related regulatory assets, net          248                   236
    Goodwill                                         1,405                 1,525
    Other                                              379                   402
                                                   -------               -------
                                                     3,267                 3,342
                                                   -------               -------
                                                   $13,803               $13,332
                                                   =======               =======



       The accompanying notes to consolidated financial statements are an integral part of these statements.

                       CENTRAL AND SOUTH WEST CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                    September 30,   December 31,
                                                        1997            1996
                                                    (unaudited)      (audited)
                                                   --------------  -------------
                                                            (millions)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION
   Common stock equity
     Common stock: $3.50 par value
         Authorized: 350.0 million shares
         Issued and outstanding: 212.2 million
           shares in 1997 and 211.5 million
           shares in 1996                          $   743             $   740
     Paid-in capital                                 1,039               1,022
     Retained earnings                               1,815               1,963
     Foreign currency translation adjustment
           and other                                    33                  77
                                                   -------             -------
                                                     3,630               3,802
   Preferred stock
     Not subject to mandatory redemption               176                 292
     Subject to mandatory redemption                    26                  33
   Subsidiary obligated, mandatorily redeemable,
      trust preferred securities                       323                  --
   Long-term debt                                    3,933               4,024
                                                   -------             -------
                                                     8,088               8,151
                                                   -------             -------

CURRENT LIABILITIES
    Long-term debt and preferred stock due
     within twelve months                              204                 204
    Short-term debt                                    439                 364
    Short-term debt - CSW Credit, Inc.                 849                 579
    Loan notes                                          65                  76
    Accounts payable                                   510                 630
    Accrued taxes                                      447                 324
    Accrued interest                                   129                  82
    Other                                              303                 166
                                                   -------             -------
                                                     2,946               2,425
                                                   -------             -------

DEFERRED CREDITS
    Accumulated deferred income taxes                2,235               2,272
    Investment tax credits                             282                 291
    Other                                              252                 193
                                                   -------             -------
                                                     2,769               2,756
                                                   -------             -------
                                                   $13,803             $13,332
                                                   =======             =======





       The accompanying notes to consolidated financial statements are an integral part of these statements.

                       CENTRAL AND SOUTH WEST CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                         Nine Months Ended
                                                   September 30,   September 30,
                                                   -----------------------------
                                                     1997                 1996
                                                   --------            ---------
OPERATING ACTIVITIES                                         (millions)
    Net Income                                     $   129             $   382
    Non-cash Items Included in Net Income
        Depreciation and amortization                  385                 403
        Deferred income taxes and investment
          tax credits                                  (11)                 17
        Utility plant and other development costs        1                 141
        Provision for CPL 1997 Final Order              18                  --
        Gain on sale of subsidiary                      --                (184)
        Refund due customers - PSO                      29
    Changes in Assets and Liabilities
        Accounts receivable                           (383)               (177)
        Fuel recovery                                  (23)                 --
        Accounts payable                                 5                 (92)
        Accrued taxes                                  125                 109
    Other                                              134                (122)
                                                   -------             -------
                                                       409                 477
                                                   -------             -------
INVESTING ACTIVITIES
    Construction expenditures                         (345)               (343)
    Acquisition expenditures                            --              (1,391)
    CSW Energy/CSW International projects             (187)                (52)
    Sale of National Grid assets                        --                  99
    Cash proceeds from sale of subsidiary               --                 690
    Other                                               --                  (5)
                                                   -------             -------
                                                      (532)             (1,002)
                                                   -------             -------
FINANCING ACTIVITIES
    Common stock sold                                   20                 451
    Proceeds from issuance of long-term debt            --                 238
    SEEBOARD acquisition financing                      --                 517
    Reacquisition and retirement of long-term
      debt                                             (52)               (238)
    Reacquisition and retirement of preferred
      stock                                           (114)                 --
    Proceeds from issuance of Subsidiary
      obligated, mandatorily redeemable,
      trust preferred securities                       323                  --
    Other financing activities                          34                  --
    Change in short-term debt                          345                (151)
    Payment of dividends                              (290)               (279)
                                                   -------             -------
                                                       266                 538
                                                   -------             -------

Effect of exchange rate changes on cash and
     cash equivalents                                   (7)                  8

Net change in cash and cash equivalents                136                  21
Cash and cash equivalents - beginning of period        254                 401
                                                   -------             -------
Cash and cash equivalents - end of period          $   390             $   422
                                                   =======             =======

SUPPLEMENTARY INFORMATION
    Interest paid less amounts capitalized
     (includes distributions on trust preferred
      securities)                                  $   282             $   261
                                                   =======             =======
    Income taxes paid                              $   247             $   139
                                                   =======             =======


       The accompanying notes to consolidated financial statements are an integral part of these statements.

CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY COMPANIES
RESULTS OF OPERATIONS

         Set forth below is information concerning the consolidated results of operations of CSW for the three and nine month periods ended September 30, 1997 and September 30, 1996. For information concerning the results of operations for each of the U.S. Electric Operating Companies, see the discussions under the heading RESULTS OF OPERATIONS following the financial statements of each of the U.S. Electric Operating Companies.


COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 1997 AND 1996

         Net income for common stock decreased to $20 million in the third quarter of 1997 from $190 million in 1996 due primarily to the accrual of the one-time United Kingdom windfall profits tax of (pound)109.5 million at SEEBOARD (or $176 million when converted at (pound)1.00=$1.61). Also contributing to the decrease in earnings was the $16 million effect of the PSO 1997 Rate Settlement Agreement. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS and NOTE 9. EXTRAORDINARY ITEM for additional information on the PSO 1997 Rate Settlement Agreement and the windfall profits tax, respectively. Higher interest and other charges also contributed to the decline in earnings due primarily to the distributions on newly issued trust preferred securities. Partially offsetting these reductions in earnings was an adjustment to deferred tax balances of $15 million resulting from a 2% reduction in the United Kingdom Corporation Tax rate. Increased MWH sales resulting from customer growth and usage at the U.S. Electric Operating Companies also served to offset the decline in earnings by approximately $10 million.

         In the third quarter of 1997, the U.S. Electric Operating Companies and SEEBOARD U.S.A. contributed the following percentages to CSW's results of operations.
                                                           Corporate
                              U.S.     SEEBOARD   Total    Items and
                            Electric    U.S.A.   Electric    Other      Total
                           ---------------------------------------------------

Operating Revenues            72%        27%        99%        1%        100%
Operating Income              78%        18%        96%        4%        100%
Net Income for CSW Common
  before Extraordinary Item   91%        13%       104%       (4)%       100%

         U.S. Electric revenues increased $26 million, or 3%, in the third quarter of 1997 compared to the same period a year ago due to several factors. Higher MWH sales resulting from customer growth and usage at the U.S. Electric Operating Companies increased U.S. Electric revenues by $15 million and the new transmission access revenues at CPL and WTU increased U.S. Electric revenues by $17 million. The impact on net income of the transmission access revenues was almost entirely offset by a corresponding amount of transmission access expense. Also contributing to the increase in U.S. Electric revenues were higher fuel revenue of $19 million, as it relates to fuel expense discussed below. Partially offsetting these increases in U.S. Electric revenues was a $26 million revenue reduction resulting from the PSO 1997 Rate Settlement Agreement. Also partially offsetting the increase was a revenue reduction of $2 million due to milder weather in the third quarter of 1997. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for additional information on the PSO 1997 Rate Settlement Agreement. United Kingdom revenues increased $10 million, or 3%, in the third quarter of 1997 compared to the third quarter of 1996 due primarily to the effect of the exchange rate movement between the British pound and the U.S. dollar, partially offset by a reduction in the fossil fuel levy collected on behalf of the United Kingdom Government. Other diversified revenues increased $3 million, or 16%, in the third quarter of 1997 compared to the same period last year due primarily to increased revenues from CSW Credit and CSW International, partially offset by lower revenues from CSW Energy.

         U.S. Electric fuel expense increased $23 million to $370 million in the third quarter of 1997 compared to the third quarter of 1996 due in part to a 5% increase in generation to meet customer demand. Also contributing to the higher fuel expense was an increase in the average cost of fuel to $1.87 per MMbtu from $1.77 per MMbtu, reflecting higher spot market natural gas prices.

         Operating and maintenance expense increased $22 million to $254 million in the third quarter of 1997 compared to the same period last year due primarily to $16 million in new transmission access expense recorded at CPL and WTU related to FERC Order No. 888 and the Texas Commission rules regarding transmission access and pricing. The third quarter effect of the CPL 1997 Final Order further increased operating and maintenance expense by approximately $6 million. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for additional information on the CPL 1997 Final Order. Also contributing to the increase was higher operating and maintenance expense at SEEBOARD U.S.A. due primarily to the change in the exchange rate. Income tax expense decreased $27 million to $83 million in the third quarter of 1997 due primarily to lower pre-tax income and a $15 million adjustment to deferred income tax balances resulting from a 2% reduction in the United Kingdom Corporation Tax rate.

         Long-term interest expense increased $4 million, or 5%, in the third quarter of 1997 due primarily to the addition in 1997 of interest expense resulting from a fourth quarter 1996 debt issuance by CSW Energy. Distributions on newly-issued Subsidiary obligated, mandatorily redeemable, trust preferred securities increased interest and other charges by $7 million in the third quarter of 1997, the net income effect of which was partially offset by lower dividend requirements resulting from the related preferred stock reacquisitions at the U.S. Electric Operating Companies. See NOTE 6. LONG-TERM FINANCING for additional information on the new securities.


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

         Net income for common stock decreased to $129 million in the first nine months of 1997 from $369 million in the same period of 1996 due primarily to the accrual of the one-time United Kingdom windfall profits tax of (pound)109.5 million at SEEBOARD (or $176 million when converted at (pound)1.00=$1.61). The impact of CSW's final settlement of litigation with El Paso of $23 million, after tax, contributed to the decline in earnings as well. Also contributing to the decrease in earnings was the approximately $17 million effect of the PSO 1997 Rate Settlement Agreement and the $40 million effect of the CPL 1997 Final Order. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for additional information on CSW's final settlement of litigation with El Paso, the PSO 1997 Rate Settlement Agreement and the CPL 1997 Final Order. See NOTE 9. EXTRAORDINARY ITEM for additional information on the windfall profits tax. Partially offsetting the lower earnings was the gain of approximately $10 million on the reacquisition of a portion of the U.S. Electric Operating Companies' preferred stock and also an adjustment to deferred tax balances of $15 million resulting from a 2% reduction in the United Kingdom Corporation Tax rate. Further offsetting the decline in earnings was an increase in non-fuel electric revenues discussed below.

         In addition, several items that occurred in the first nine months of 1996 were not present in the comparable period in 1997. Prior to the June 6, 1996 sale of Transok, CSW realized $12 million of earnings from Transok's operations and as a result of the sale, CSW also recorded an after-tax gain of approximately $113 million in June 1996. However, the U.S. Electric Operating Companies and CSW Energy recorded reserves and write-offs totaling $102 million, after-tax, for certain investments and contingencies in the second quarter of 1996 which decreased earnings. See NOTE 8. DISCONTINUED OPERATIONS for additional information concerning the effects of the sale of Transok.

         In the first nine months of 1997, the U.S. Electric Operating Companies and SEEBOARD U.S.A. contributed the following percentages to CSW's results of operations.
                                                              Corporate
                               U.S.      SEEBOARD    Total    Items and
                             Electric     U.S.A.    Electric    Other    Total
                            ---------------------------------------------------

Operating Revenues             65%         34%         99%        1%      100%
Operating Income               76%         24%        100%       --       100%
Net Income for CSW Common
  before Extraordinary Item    94%         22%        116%      (16)%     100%

         U.S. Electric revenues increased $7 million in the first nine months of 1997 compared to the same period a year ago due primarily to increased MWH sales resulting from customer growth and usage of $25 million and new transmission access revenues at CPL and WTU of $49 million in accordance with FERC Order No. 888 and the Texas Commission's rule regarding transmission access and pricing. The impact on net income of the transmission revenues was almost entirely offset by a corresponding amount of transmission expense. Revenues increased due in part to the absence in 1997 of the $14 million revenue decrease in 1996 from the CPL 1996 Fuel Agreement. Partially offsetting the revenue increase was a decrease in weather related demand of $44 million due to mild weather in the first nine months of 1997. Further offsetting the increase in U.S. Electric revenues was the revenue decrease from both the CPL 1997 Final Order of $31 million and the PSO 1997 Rate Settlement Agreement of $29 million. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for additional information on the PSO 1997 Rate Settlement Agreement and the CPL 1997 Final Order. Other diversified revenues increased $10 million, or 23%, in the first nine months of 1997 compared to the first nine months of 1996 due primarily to increased revenues from CSW International and CSW Credit.

         U.S. Electric fuel expense increased $7 million to $892 million in the first nine months of 1997 compared to the same period last year due in part to an increase in natural gas fuel costs to $2.54 per MMbtu from $2.30 per MMbtu. Also contributing to the increase was the absence in 1997 of a one-time reduction to fuel expense of approximately $9 million in the first quarter of 1996 related to the CPL 1996 Fuel Agreement. Partially offsetting these increases in fuel expense was the effect of lower cost coal. United Kingdom cost of sales decreased approximately $34 million to $927 million in the first nine months of 1997 compared to the same period a year ago due primarily to a reduction in the fossil fuel levy collected on behalf of the United Kingdom government, which was partially offset by the effect of the exchange rate movement between the British pound and the U.S. dollar.

         Operating and maintenance expense increased $99 million to $769 million in the first nine months of 1997 compared to the same period last year due in part to the absence in 1997 of a $27 million pension adjustment recorded in the second quarter of 1996 at SEEBOARD which decreased pension expense. The effect of the exchange rate movement between the British pound and U.S. dollar also contributed to the increase in operating and maintenance expense of SEEBOARD U.S.A. In addition, approximately $47 million in new transmission access expense was recorded at CPL and WTU in the first nine months of 1997 related to FERC Order No. 888 and the Texas Commission rules regarding transmission access and pricing. Also contributing to the increase in operating and maintenance expense was the $28 million impact of the CPL 1997 Final Order. See NOTE 2. LITIGATION

AND REGULATORY PROCEEDINGS for additional information on the CPL 1997 Final Order. CSW also recorded $7 million of additional charges in 1997 associated with the true-up of restructuring costs that nearly offset the cost increases that were originally estimated and accrued in 1996. Partially offsetting the increase in operating and maintenance expense were reduced pension expenses in 1997 resulting from changes made to the pension plan for CSW's domestic employees. See NOTE 7. PENSION PLAN AMENDMENT for additional information related to the changes in the pension plan. Income tax expense decreased $73 million to $135 million in the first nine months of 1997 due primarily to lower pre-tax income and a $15 million adjustment to deferred income tax balances resulting from a 2% reduction in the United Kingdom Corporation Tax rate.

         CPL recorded a $41 million reserve in the first quarter of 1997 related to the CPL 1997 Original Rate Order issued by the Texas Commission. In the second quarter of 1997, CPL reclassified into specific accounts most of the effects of the reserve recorded in the first quarter to reflect the effects of both the CPL 1997 Original Rate Order and the Texas Commission's June 20, 1997 modifications to the CPL 1997 Original Rate Order into specific accounts. Approximately $18 million remains as the provision for CPL 1997 Final Order. See
NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for additional information.

         Other income and deductions increased to $27 million in the first nine months of 1997 from a loss of $69 million in the same period in 1996 due primarily to the absence in 1997 of reserves for certain investments and contingencies recorded in the second quarter of 1996 of approximately $84 million, after tax, at the U.S. Electric Operating Companies and $18 million at CSW Energy. Long-term interest expense increased $11 million, or 5%, in the first nine months of 1997 due primarily to interest expense resulting from a fourth quarter 1996 debt issuance by CSW Energy. Short-term and other interest expense decreased $17 million to $59 million in the first nine months of 1997 when compared to the same period a year ago due primarily to lower levels of short-term borrowings. Distributions on newly-issued Subsidiary obligated, mandatorily redeemable, trust preferred securities increased interest and other charges by $11 million in the first nine months of 1997, the net income effect of which was partially offset by lower dividend requirements resulting from the related preferred stock reacquisitions at the U.S. Electric Operating Companies. See NOTE 6. LONG-TERM FINANCING for additional information on the new securities.

CPL


                         CENTRAL POWER AND LIGHT COMPANY




                         PART I. FINANCIAL INFORMATION.

                          ITEM 1. FINANCIAL STATEMENTS.

                         CENTRAL POWER AND LIGHT COMPANY

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


                                  Three Months Ended      Nine Months Ended
                                     September 30,          September 30,
                                 --------------------  ------------------------
                                    1997      1996        1997          1996
                                 ---------  ---------  -----------  -----------
                                                 (thousands)

ELECTRIC OPERATING REVENUES       $444,964   $410,899   $1,060,746   $1,026,352

OPERATING EXPENSES AND TAXES
  Fuel                             129,296    101,994      291,492      256,489
  Purchased power                   11,705     19,293       39,856       48,593
  Other operating                   66,489     56,480      212,413      166,242
  Provision for CPL 1997 Final
    Order                            3,122       --         18,160         --
  Maintenance                       16,985     11,080       46,418       40,190
  Depreciation and amortization     39,349     43,907      117,256      126,044
  Taxes, other than income          20,455     22,699       61,383       62,040
  Income taxes                      45,753     42,774       66,524       85,805
                                 ---------  ---------  -----------  -----------
                                   333,154    298,227      853,502      785,403
                                 ---------  ---------  -----------  -----------

OPERATING INCOME                   111,810    112,672      207,244      240,949
                                 ---------  ---------  -----------  -----------

OTHER INCOME AND DEDUCTIONS
  Reserve for utility plant
    development costs, net of
    tax benefit of $779 for
    1997 and $5,893 for 1996          --         --         (1,282)     (15,481)
  Allowance for equity funds
    used during construction           849        100        1,622          100
  Other                              2,555      1,398        5,339        4,608
                                 ---------  ---------  -----------  -----------
                                     3,404      1,498        5,679      (10,773)
                                 ---------  ---------  -----------  -----------

INCOME BEFORE INTEREST CHARGES     115,214    114,170      212,923      230,176
                                 ---------  ---------  -----------  -----------

INTEREST AND OTHER CHARGES
  Interest on long-term debt        26,864     28,407       80,982       83,072
  Interest on short-term debt
    and other                        3,783      3,355       11,994       14,485
  Distributions on CPL obligated,
    mandatorily redeemable, trust
    preferred securities             2,985       --          4,533         --
  Allowance for borrowed funds
    used during construction          (644)      (194)      (1,770)      (1,410)
                                 ---------  ---------  -----------  -----------
                                    32,988     31,568       95,739       96,147
                                 ---------  ---------  -----------  -----------

NET INCOME                          82,226     82,602      117,184      134,029

  Less:  Preferred stock
    dividends                        2,039      3,386        7,649       10,183
  Gain on reacquired preferred
    stock                             (284)      --          2,422         --
                                 ---------  ---------  -----------  -----------

NET INCOME FOR COMMON STOCK        $79,903    $79,216     $111,957     $123,846
                                 =========  =========  ===========  ===========

   The accompanying notes to consolidated financial statements as they relate to CPL are an integral part of these statements.

                         CENTRAL POWER AND LIGHT COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                                     September 30,  December 31,
                                                         1997          1996
                                                      (unaudited)    (audited)
                                                       ----------   ----------
ASSETS                                                       (thousands)

 ELECTRIC UTILITY PLANT
     Production                                        $3,109,241   $3,102,929
     Transmission                                         512,958      505,801
     Distribution                                       1,002,532      956,928
     General                                              281,264      271,347
     Construction work in progress                         88,469       95,336
     Nuclear fuel                                         194,864      184,229
                                                       ----------   ----------
                                                        5,189,328    5,116,570

  Less - Accumulated depreciation and amortization      1,796,886    1,697,552
                                                       ----------   ----------
                                                        3,392,442    3,419,018
                                                       ----------   ----------

CURRENT ASSETS
     Cash and temporary cash investments                  106,232        3,299
     Advances to affiliates                                24,350         --
     Accounts receivable                                   65,528       53,038
     Materials and supplies, at average cost               70,681       75,732
     Fuel inventory                                        13,748       15,461
     Under-recovered fuel costs                            54,175       26,298
     Prepayments and other                                  3,910        4,484
                                                       ----------   ----------
                                                          338,624      178,312
                                                       ----------   ----------

DEFERRED CHARGES AND OTHER ASSETS
     Deferred STP costs                                   485,192      486,978
     Mirror CWIP asset                                    288,870      298,708
     Income tax related regulatory assets, net            325,878      335,226
     Other                                                103,603      110,021
                                                       ----------   ----------
                                                        1,203,543    1,230,933
                                                       ----------   ----------

                                                       $4,934,609   $4,828,263
                                                       ==========   ==========










   The accompanying notes to consolidated financial statements as they relate to CPL are an integral part of these statements.

                         CENTRAL POWER AND LIGHT COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                                     September 30,  December 31,
                                                          1997          1996
                                                      (unaudited)    (audited)
                                                       ----------   ----------
CAPITALIZATION AND LIABILITIES                               (thousands)

CAPITALIZATION
    Common stock:   $25 par value
       Authorized shares:   12,000,000
       Issued and outstanding shares:   6,755,535        $168,888     $168,888
    Paid-in capital                                       405,000      405,000
    Retained earnings                                     871,890      868,932
                                                       ----------   ----------
                                                        1,445,778    1,442,820

     Preferred stock                                      163,204      250,351
     CPL obligated, mandatorily redeemable,
       trust preferred securities                         144,706         --
     Long-term debt                                     1,328,848    1,323,054
                                                       ----------   ----------
                                                        3,082,536    3,016,225
                                                       ----------   ----------

CURRENT LIABILITIES
     Long-term debt due within twelve months              200,000      200,000
     Advances from affiliates                                --         52,525
     Payables to affiliates                                 8,510       23,995
     Accounts payable                                      77,319       45,946
     Accrued taxes                                         78,918       64,207
     Accrued interest                                      34,939       31,566
     Refund due customers                                 106,131       43,266
     Provision for CPL 1997 Final Order                    18,160         --
     Accumulated deferred income taxes                     17,384        7,310
     Other                                                 17,163       19,048
                                                       ----------   ----------
                                                          558,524      487,863
                                                       ----------   ----------

DEFERRED CREDITS
     Accumulated deferred income taxes                  1,134,917    1,162,051
     Investment tax credits                               143,673      147,191
     Other                                                 14,959       14,933
                                                       ----------   ----------
                                                        1,293,549    1,324,175
                                                       ----------   ----------

                                                       $4,934,609   $4,828,263
                                                       ==========   ==========







   The accompanying notes to consolidated financial statements as they relate to CPL are an integral part of these statements.

                         CENTRAL POWER AND LIGHT COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                          Nine Months Ended
                                                            September 30,
                                                       ----------------------
                                                         1997         1996
                                                       ---------    ---------
OPERATING ACTIVITIES                                         (thousands)
     Net Income                                         $117,184     $134,029
     Non-cash Items Included in Net Income
         Depreciation and amortization                   133,610      144,374
         Deferred income taxes and
           investment tax credits                        (11,230)      15,964
         Provision for CPL 1997 Final Order               18,160         --
         Utility plant development costs                   2,061       21,374
         Inventory reserve                                  --            487
     Changes in Assets and Liabilities
         Accounts receivable                             (12,490)       8,885
         Fuel inventory                                    1,713       10,340
         Materials and supplies                            5,051       (4,744)
         Accrued interest                                  3,373        2,977
         Accounts payable                                 15,535         (172)
         Accrued taxes                                    14,711       37,237
         Under-recovered fuel costs                      (27,877)     (35,313)
         Refund due customers                             62,865         --
     Other                                                11,073       (5,036)
                                                       ---------    ---------
                                                         333,739      330,402
                                                       ---------    ---------
INVESTING ACTIVITIES
     Construction expenditures                          (101,164)     (82,245)
     Other                                                 6,870        1,005
                                                       ---------    ---------
                                                         (94,294)     (81,240)
                                                       ---------    ---------
FINANCING ACTIVITIES
     Proceeds from issuance of long-term debt               --         63,967
     Reacquisition and retirement of
       long-term debt                                       --         (6,371)
     Special deposits for reacquisitions
       of long-term debt                                    --        (60,000)
     Redemption of preferred stock                       (84,725)        --
     Proceeds from issuance of CPL obligated,
       mandatorily redeemable, trust
       preferred securities                              144,706         --
     Change in advances from affiliates                  (52,525)    (118,279)
     Payment of dividends                               (119,577)    (125,416)
     Other                                                   (41)        --
                                                       ---------    ---------
                                                        (112,162)    (246,099)
                                                       ---------    ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                  127,283        3,063
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           3,299        2,883
                                                       ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $130,582       $5,946
                                                       =========    =========

SUPPLEMENTARY INFORMATION
     Interest paid less amounts capitalized (includes
       distributions on trust preferred securities)      $82,716      $85,876
                                                       =========    =========
     Income taxes paid                                   $61,510      $26,721
                                                       =========    =========


   The accompanying notes to consolidated financial statements as they relate to CPL are an integral part of these statements.

CENTRAL POWER AND LIGHT COMPANY
RESULTS OF OPERATIONS


COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 1997 AND 1996

         Net income for common stock increased $0.7 million, or 1%, from $79.2 million in the third quarter of 1996 to $79.9 million in the third quarter of 1997. Although net income for common stock was relatively stable for the two periods, the following components fluctuated as described below.

         Total electric operating revenues increased $34.1 million, or 8%, in the third quarter of 1997 compared to the third quarter of 1996 primarily due to increased fuel related revenue as a result of higher fuel costs, as discussed below. Also contributing to the increase were $11.9 million of transmission revenues as a result of the January 1997 implementation of open access tariffs in accordance with FERC Order No. 888 and the Texas Commission rules regarding transmission access and pricing. The impact on net income of the increase in transmission access revenues was almost entirely offset by a corresponding increase in transmission expense.

         Fuel expense increased $27.3 million, or 27%, in the third quarter of 1997 compared with the third quarter of 1996 primarily as a result of an increase in the average unit cost of fuel from $1.68 per MMbtu in the third quarter of 1996 to $1.90 per MMbtu in the third quarter of 1997. This increase resulted primarily from higher spot market prices for natural gas during the third quarter of 1997. Purchased power expense decreased 39% from $19.3 million in the third quarter of 1996 to $11.7 million in the third quarter of 1997 due primarily to a reduction in economy energy purchases.

         Other operating expense increased 18% to $66.5 million in the third quarter of 1997 compared to the third quarter of 1996 due to higher nuclear operations expense, an increase in transmission operations expenses as a result of the January 1997 implementation of open access tariffs in accordance with FERC Order No. 888 and the Texas Commission rules regarding transmission access and pricing, as well as the write-off of rate case and demand side management expenditures resulting from the CPL 1997 Final Order. These increases also were partially offset by decreased property insurance expense and decreased pension expense. See NOTE 7. PENSION PLAN AMENDMENT for additional information related to changes in the pension plan. Maintenance expenses increased to $17.0 million in the third quarter of 1997 from $11.1 million in the third quarter of 1996 due primarily to increased steam and nuclear production expense.

         Depreciation and amortization expenses decreased $4.6 million, or 10%, compared to the third quarter of 1996 due to the implementation in 1997 of lower depreciation rates in accordance with an administrative law judge's report issued in the current CPL rate case. Income taxes increased approximately $3.0 million to $45.8 million in the third quarter of 1997 compared to the third quarter of 1996 resulting from higher pre-tax income.

         Other income and deductions increased $1.9 million due primarily to increased interest income from a higher level of short-term investments.

         Interest and other charges increased $1.4 million or 4% in the 3rd quarter of 1997 when compared to the same period in 1996 due primarily to the distributions on newly-issued CPL obligated, mandatorily redeemable, trust preferred securities partially offset by a decrease in long-term debt expense due to refinancing activities in 1996. Preferred stock dividends decreased $1.3 million in the third quarter of 1997 when compared to the same period in 1996 as a result of the reacquisition of certain CPL preferred stock.


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

         Net income for common stock decreased $11.8 million, or 10%, from $123.8 million for the first nine months of 1996 to $112.0 million for the first nine months of 1997. The major reason for the decrease was the impact of the CPL 1997 Final Order, which decreased earnings by approximately $40 million. This decrease was partially offset by an increase in other income and deductions due to the absence in 1997 of a one-time charge associated with certain investments for plant sites, engineering studies and lignite reserves of $15.5 million, net of tax, recorded in the second quarter of 1996. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for more information related to the CPL 1997 Final Order.

         Total electric operating revenues increased $34.4 million or 3% in the first nine months of 1997 when compared to the first nine months of 1996 due primarily to higher retail MWH sales resulting from increased customers and demand as well as higher fuel related revenue due to higher fuel costs, as discussed below. Other factors that contributed to the increase included a $35.5 million increase in transmission revenues as a result of the January 1997 implementation of open access tariffs in accordance with FERC Order No. 888 and the Texas Commission rules regarding transmission access and pricing offset by a decrease related to provisions for refunds in 1997 and 1996 associated with the CPL rate case. The impact on net income of the increase in transmission access revenues was almost entirely offset by a corresponding increase in transmission expense.

         Fuel expense increased $35.0 million as a result of an increase in the average unit cost of fuel from $1.54 per MMbtu in the first nine months of 1996 to $1.76 per MMbtu in the first nine months of 1997. This increase resulted primarily from higher spot market prices for natural gas. Also contributing to this increase was the absence in 1997 of a one-time $8.8 million reduction in fuel expense recorded in the first quarter of 1996 in accordance with the CPL 1996 Fuel Agreement. Purchased power expense decreased 18% from $48.6 million for the first nine months of 1996 to $39.9 million in the first nine months of 1997 due primarily to decreased economy energy purchases.

         Other operating expense increased 28% to $212.4 million in the first nine months of 1997 due primarily to an increase in transmission operations expenses as a result of the January 1997 implementation of open access tariffs in accordance with FERC Order No. 888 and the Texas Commission rules regarding transmission access and pricing and the write-off of previously deferred rate case expenses in accordance with the settlement in principle of the rate case expense phase of CPL's Rate Review Docket 14965. These increases were offset in part by reductions in pension expense and other employee related expenses. See
NOTE 7. PENSION PLAN AMENDMENT for additional information related to changes in the pension plan. Maintenance expense increased $6.2 million or 15% in the first nine months of 1997 as compared to 1996 due primarily to higher steam and nuclear production and distribution overhead line expenses in 1997.

         CPL recorded a $40.9 million reserve in the first quarter of 1997 related to the CPL 1997 Original Rate Order issued by the Texas Commission. In the second quarter of 1997, CPL reclassified into specific accounts most of the effects of the reserve recorded in the first quarter to reflect the effects of both the CPL 1997 Original Rate Order and the Texas Commission's June 20, 1997 modifications to the CPL 1997 Original Rate Order into specific accounts. Approximately $18 million remains as the provision for CPL 1997 Final Order. See

NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for additional information.

         Depreciation and amortization expenses decreased $8.8 million compared to the first nine months of 1996 due to the implementation in 1997 of lower depreciation rates in accordance with an administrative law judge's report issued in connection with the current CPL rate case. Income taxes decreased $19.3 million in the first nine months of 1997 compared with the first nine months of 1996 resulting primarily from the income tax effect of the CPL 1997 Final Order.

         Other income and deductions increased $16.5 million from a loss of $10.8 million in 1996 to $5.7 million in 1997 due primarily to the absence in 1997 of the one-time charge associated with certain investments for plant sites, engineering studies and lignite reserves of approximately $15.5 million, net of tax, recorded in the second quarter of 1996. Also contributing to this increase was additional interest income in 1997 due primarily to a higher level of short-term investments.

         Interest and other charges decreased $0.4 million in the first nine months of 1997 when compared to the same period in 1996 due primarily to a decrease in short-term debt expense resulting from the repayment of short-term debt outstanding as well as a decrease in long-term debt expense due to refinancing activities in 1996. Partially offsetting this decrease were the distributions on newly-issued CPL obligated, mandatorily redeemable, trust preferred securities of $4.5 million. Preferred stock dividends decreased $2.5 million in the first nine months of 1997 as compared to the same period in 1996 as a result of the reacquisition of certain CPL preferred stock outstanding. CPL also recognized a $2.4 million gain associated with the reacquisition in 1997.

PSO



                       PUBLIC SERVICE COMPANY OF OKLAHOMA




                         PART I. FINANCIAL INFORMATION.

                          ITEM 1. FINANCIAL STATEMENTS.

                       PUBLIC SERVICE COMPANY OF OKLAHOMA

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


                                      Three Months Ended    Nine Months Ended
                                         September 30,        September 30,
                                     --------------------  --------------------
                                        1997       1996       1997      1996
                                     ---------  ---------  ---------  ---------
                                                     (thousands)

ELECTRIC OPERATING REVENUES           $222,235   $250,015   $544,092   $579,021

OPERATING EXPENSES AND TAXES
  Fuel                                  89,577     93,670    211,385    224,914
  Purchased power                        9,979     10,012     34,419     28,451
  Other operating                       28,707     30,818     86,782     88,340
  Maintenance                            7,732      8,777     23,088     26,487
  Depreciation and amortization         20,412     19,559     60,229     57,990
  Taxes, other than income               6,953      6,461     21,357     19,870
  Income taxes                          18,738     27,172     28,406     39,069
                                     ---------  ---------  ---------  ---------
                                       182,098    196,469    465,666    485,121
                                     ---------  ---------  ---------  ---------

OPERATING INCOME                        40,137     53,546     78,426     93,900
                                     ---------  ---------  ---------  ---------

OTHER INCOME AND DEDUCTIONS
  Allowance for equity funds
    used during construction               395       --          652       --
  Reserve for utility plant
    development costs, net of
    tax benefit of $48 for 1997
    and $15,302 for 1996                  --         --          (75)   (35,552)
  Other                                    307         38        992        237
                                     ---------  ---------  ---------  ---------
                                           702         38      1,569    (35,315)
                                     ---------  ---------  ---------  ---------

INCOME BEFORE INTEREST CHARGES          40,839     53,584     79,995     58,585
                                     ---------  ---------  ---------  ---------

INTEREST AND OTHER CHARGES
  Interest on long-term debt             7,618      7,821     22,855     22,936
  Interest on short-term debt
    and other                              683      1,130      3,349      4,452
  Distributions on PSO obligated,
    mandatorily redeemable, trust
    preferred securities                 1,499       --        2,467       --
  Allowance for borrowed funds used
     during construction                  (221)      (376)    (1,141)    (1,075)
                                     ---------  ---------  ---------  ---------
                                         9,579      8,575     27,530     26,313
                                     ---------  ---------  ---------  ---------

NET INCOME                              31,260     45,009     52,465     32,272

  Less: Preferred stock dividends           53        204        310        612
  Gain on reacquired preferred stock      (217)      --        4,227       --
                                     ---------  ---------  ---------  ---------

NET INCOME FOR COMMON STOCK            $30,990    $44,805    $56,382    $31,660
                                     =========  =========  =========  =========



   The accompanying notes to consolidated financial statements as they relate to PSO are an integral part of these statements.

                       PUBLIC SERVICE COMPANY OF OKLAHOMA

                           CONSOLIDATED BALANCE SHEETS


                                                  September 30,    December 31,
                                                      1997            1996
                                                   (unaudited)      (audited)
                                                   ----------      ----------
ASSETS                                                     (thousands)

 ELECTRIC UTILITY PLANT
     Production                                      $907,468        $902,813
     Transmission                                     372,572         368,280
     Distribution                                     811,163         773,590
     General                                          205,701         186,252
     Construction work in progress                     32,077          59,241
                                                   ----------      ----------
                                                    2,328,981       2,290,176

  Less - Accumulated depreciation and amortization  1,030,610         987,283
                                                   ----------      ----------
                                                    1,298,371       1,302,893
                                                   ----------      ----------

CURRENT ASSETS
     Cash and temporary cash investments               40,261           1,479
     Advances to affiliates                             8,321            --
     Accounts receivable                               27,119          11,069
     Materials and supplies, at average cost           33,361          34,542
     Fuel inventory                                    14,434          14,061
     Accumulated deferred income taxes                   --             2,558
     Prepayments and other                                430           2,991
                                                   ----------      ----------
                                                      123,926          66,700
                                                   ----------      ----------

DEFERRED CHARGES AND OTHER ASSETS                      71,257          62,004
                                                   ----------      ----------

                                                   $1,493,554      $1,431,597
                                                   ==========      ==========















   The accompanying notes to consolidated financial statements as they relate to PSO are an integral part of these statements.

                       PUBLIC SERVICE COMPANY OF OKLAHOMA

                           CONSOLIDATED BALANCE SHEETS


                                                   September 30,    December 31,
                                                       1997             1996
                                                    (unaudited)      (audited)
                                                    -----------     ----------
CAPITALIZATION AND LIABILITIES                              (thousands)

CAPITALIZATION
     Common stock:  $15 par value
       Authorized shares: 11,000,000
       Issued shares: 10,482,000
       Outstanding shares: 9,013,000                   $157,230       $157,230
     Paid-in capital                                    180,000        180,000
     Retained earnings                                  162,325        145,943
                                                    -----------     ----------
                                                        499,555        483,173

     Preferred stock                                      5,287         19,826
     PSO obligated, mandatorily redeemable,
       trust preferred securities                        72,506           --
     Long-term debt                                     421,442        420,301
                                                    -----------     ----------
                                                        998,790        923,300
                                                    -----------     ----------

CURRENT LIABILITIES
     Advances from affiliates                              --           42,867
     Payables to affiliates                              12,087         27,425
     Accounts payable                                    43,910         47,604
     Payables to customers                               16,464         14,329
     Accrued taxes                                       38,947         12,306
     Accrued interest                                    10,936          9,193
     Refund due customers                                29,000           --
     Accumulated deferred income taxes                      685           --
     Other                                                7,495          7,421
                                                    -----------     ----------
                                                        159,524        161,145
                                                    -----------     ----------

DEFERRED CREDITS
     Accumulated deferred income taxes                  242,136        251,007
     Investment tax credits                              42,000         43,438
     Income tax related regulatory liabilities, net      43,259         46,007
     Other                                                7,845          6,700
                                                    -----------     ----------
                                                        335,240        347,152
                                                    -----------     ----------

                                                     $1,493,554     $1,431,597
                                                    ===========     ==========




   The accompanying notes to consolidated financial statements as they relate to PSO are an integral part of these statements.

                       PUBLIC SERVICE COMPANY OF OKLAHOMA

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                            Nine Months Ended
                                                               September 30,
                                                          ---------------------
                                                             1997        1996
                                                          ---------   ---------
OPERATING ACTIVITIES                                           (thousands)
     Net Income                                             $52,465     $32,272
     Non-cash Items Included in Net Income
         Depreciation and amortization                       64,417      62,457
         Deferred income taxes and investment tax credits    (9,814)    (10,338)
         Utility plant development costs                         75      50,854
         Inventory reserve                                     --         3,945
         Refund due customers                                29,000        --
     Changes in Assets and Liabilities
         Accounts receivable                                (16,050)     (8,766)
         Accounts payable                                   (17,439)    (19,769)
         Accrued taxes                                       26,641      17,375
      Other                                                    (473)     (3,151)
                                                          ---------   ---------
                                                            128,822     124,879
                                                          ---------   ---------

INVESTING ACTIVITIES
     Construction expenditures                              (55,851)    (56,830)
     Other                                                   (4,734)     (5,430)
                                                          ---------   ---------
                                                            (60,585)    (62,260)
                                                          ---------   ---------

FINANCING ACTIVITIES
     Proceeds from issuance of long-term debt                  --        51,785
     Retirement of long-term debt                              --       (25,000)
     Reacquisition of long-term debt                           --       (13,040)
     Reacquisition of preferred stock                       (10,312)       --
     Proceeds from issuance of PSO obligated, mandatorily
       redeemable, trust preferred securities                72,506        --
     Change in advances from affiliates                     (42,867)    (40,725)
     Payment of dividends                                   (40,461)    (35,636)
                                                          ---------   ---------
                                                            (21,134)    (62,616)
                                                          ---------   ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                      47,103           3
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              1,479         744
                                                          ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $48,582        $747
                                                          =========   =========

SUPPLEMENTARY INFORMATION
     Interest paid less amounts capitalized (includes
       distributions on trust preferred securities)         $24,501     $22,686
                                                          =========   =========
     Income taxes paid                                      $22,095     $20,142
                                                          =========   =========




   The accompanying notes to consolidated financial statements as they relate to PSO are an integral part of these statements.

PUBLIC SERVICE COMPANY OF OKLAHOMA
RESULTS OF OPERATIONS


COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 1997 AND 1996

         Net income for common stock decreased $13.8 million in the third quarter of 1997 to $31.0 million compared to $44.8 million in the third quarter of 1996. The decrease resulted primarily from the impact of the PSO 1997 Rate Settlement Agreement in September 1997. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for additional information related to the PSO 1997 Rate Settlement Agreement.

         Electric operating revenues were $222.2 million in the third quarter of 1997, an 11% decrease from the third quarter of 1996. The decrease was due primarily to an additional $25.9 million added to the provision for rate refund to fully reflect the PSO 1997 Rate Settlement Agreement as well as a decrease in fuel related revenues of $4.6 million.

         Fuel expense decreased $4.1 million, or 4%, for the third quarter of 1997 compared to the third quarter of 1996 due primarily to an increase in under-recovered fuel costs partially offset by a 3% increase in generation. The average unit cost of fuel remained relatively stable in 1997 when compared to the same period of 1996.

         Other operating expenses decreased $2.1 million in the third quarter of 1997 to $28.7 million compared to $30.8 million in the third quarter of 1996 due primarily to a true-up for a reduction of depreciation rates associated with the PSO 1997 Rate Settlement Agreement, the final classification of which is pending approval from the FERC, as well as lower pension expense. Partially offsetting the decrease was the write-off of rate case related expenses associated with the aforementioned agreement. See NOTE 7. PENSION PLAN AMENDMENT for additional information related to changes in the pension plan. Maintenance expense decreased 12% to $7.7 million in the third quarter of 1997 from $8.8 million in the third quarter of 1996 due to the timing of maintenance projects.

         Depreciation and amortization expense increased 4% to $20.4 million in the third quarter of 1997 from $19.6 million in the third quarter of 1996 primarily as a result of increased depreciable property and software amortization. Income taxes decreased to $18.7 million in the third quarter of 1997 compared to $27.2 million in the same period of 1996 due primarily to lower taxable income in 1997.

         Interest and other charges increased $1.0 million or 12% in the third quarter of 1997 when compared to the same period in 1996 due primarily to the distributions on newly issued PSO obligated, mandatorily redeemable, trust preferred securities partially offset by a decrease in short-term interest expense as a result of the repayment of short-term debt in 1997.


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

         Net income for common stock increased to $56.4 million in the first nine months of 1997 from $31.7 million in the same period of 1996. The increase resulted primarily from the absence in 1997 of a one-time charge for certain investments for plant sites, engineering studies and lignite reserves of approximately $35.6 million, net of tax, recorded in 1996 partially offset by the impact of recording the effects of the PSO 1997 Rate Settlement Agreement in

September 1997. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for additional information related to the PSO 1997 Rate Settlement Agreement.

         Electric operating revenues were $544.1 million for the first nine months of 1997, a 6% decrease from $579.0 million for the same period in 1996. The decrease was due primarily to the establishment of a $29.0 million provision for rate refund related to the PSO 1997 Rate Settlement Agreement as well as a decline in residential MWH sales of 4% due to mild weather.

         Fuel expense decreased $13.5 million for the first nine months of 1997 compared to the first nine months of 1996 due primarily to a decrease in the average unit cost of fuel from $2.04 per MMbtu in the first nine months of 1996 to $1.95 per MMbtu for the same period in 1997. The decline in the average unit cost of fuel was due primarily to utilizing lower cost coal in place of higher cost spot market natural gas. Additionally, a 7% decrease in generation primarily attributable to lower residential MWH sales also contributed to this decrease. Partially offsetting the decrease in fuel expense was a decline in under-recovered fuel costs in 1997 when compared to 1996. Purchased power expenses increased 21% to $34.4 million for the first nine months of 1997 from $28.5 million in the same period of 1996 as a result of increased purchases of economy energy.

         Other operating expenses were $86.8 million during the first nine months of 1997, a 2% decrease from $88.3 million during the same period in 1996 due primarily to a true-up for a reduction of depreciation rates associated with the PSO 1997 Rate Settlement Agreement, the final classification of which is pending approval from the FERC, as well as lower pension expense. Partially offsetting the decrease was the write-off of rate case related expenses associated with the aforementioned agreement. See NOTE 7. PENSION PLAN AMENDMENT for additional information related to changes in the pension plan. Maintenance expense decreased 13% to $23.1 million in the first nine months of 1997 from $26.5 million in the first nine months of 1996 primarily as a result of the 1996 write-down of production inventory. Depreciation and amortization expense increased 4% to $60.2 million in 1997 from $58.0 million in 1996 as a result of an increase in depreciable property. Taxes, other than income were $21.4 million in 1997, a 7% increase from $19.9 million in 1996 as a result of higher ad valorem tax expense in 1997. Operating income taxes were $28.4 million in the first nine months of 1997 compared to $39.1 million in the same period of 1996 due primarily to lower taxable operating income in 1997.

         Other income and deductions increased $36.9 million in the first nine months of 1997 compared to the same period in 1996 primarily as a result of the absence in 1997 of a one-time charge for certain investments for plant sites, engineering studies and lignite reserves of approximately $35.6 million, net of tax, recorded in the second quarter of 1996.

         Interest and other charges increased $1.2 million or 5% in the first nine months of 1997 when compared to the same period in 1996 due primarily to the distributions on newly-issued PSO obligated, mandatorily redeemable, trust preferred securities partially offset by a decrease in short-term interest expense as a result of the repayment of short-term debt in 1997. PSO recognized a $4.2 million gain associated with the reacquisition of certain PSO preferred stock.

SWEPCO


                       SOUTHWESTERN ELECTRIC POWER COMPANY




                         PART I. FINANCIAL INFORMATION.

                          ITEM 1. FINANCIAL STATEMENTS.

                       SOUTHWESTERN ELECTRIC POWER COMPANY

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


                                      Three Months Ended    Nine Months Ended
                                         September 30,        September 30,
                                     --------------------  --------------------
                                        1997       1996       1997       1996
                                     ---------  ---------  ---------  ---------
                                                     (thousands)

ELECTRIC OPERATING REVENUES           $291,539   $278,227   $722,146   $715,671

OPERATING EXPENSES AND TAXES
  Fuel                                 116,294    116,612    294,876    301,530
  Purchased power                        7,456      4,845     17,895     20,943
  Other operating                       35,318     35,887    101,074     99,360
  Maintenance                            9,984     10,406     31,424     31,444
  Depreciation and amortization         24,138     23,010     71,166     67,949
  Taxes, other than income              14,339     12,746     40,432     36,158
  Income taxes                          22,561     20,904     39,399     38,100
                                     ---------  ---------  ---------  ---------
                                       230,090    224,410    596,266    595,484
                                     ---------  ---------  ---------  ---------

OPERATING INCOME                        61,449     53,817    125,880    120,187
                                     ---------  ---------  ---------  ---------

OTHER INCOME AND DEDUCTIONS
  Reserve for utility plant
    development costs, net of
    tax benefit of $260 for
    1997 and $7,847 for 1996              --         --         (483)   (21,743)
  Allowance for equity funds
    used during construction               413         (1)       589        325
  Other                                  1,890         12      2,754        937
                                     ---------  ---------  ---------  ---------
                                         2,303         11      2,860    (20,481)
                                     ---------  ---------  ---------  ---------

INCOME BEFORE INTEREST CHARGES          63,752     53,828    128,740     99,706
                                     ---------  ---------  ---------  ---------

INTEREST AND OTHER CHARGES
  Interest on long-term debt             9,811     11,542     30,631     33,537
  Distributions on SWEPCO
    obligated, mandatorily
    redeemable, trust preferred
    securities                           2,167       --        3,565       --
  Interest on short-term debt
    and other                            1,028      2,055      4,619      7,012
  Allowance for borrowed funds
    used during construction              (202)      (465)      (944)    (1,691)
                                     ---------  ---------  ---------  ---------
                                        12,804     13,132     37,871     38,858
                                     ---------  ---------  ---------  ---------

NET INCOME                              50,948     40,696     90,869     60,848

  Less: Preferred stock dividends          589        758      1,922      2,295
  Gain on reacquired preferred stock      (528)      --        1,652       --
                                     ---------  ---------  ---------  ---------

NET INCOME FOR COMMON STOCK            $49,831    $39,938    $90,599    $58,553
                                     =========  =========  =========  =========




   The accompanying notes to consolidated financial statements as they relate to SWEPCO are an integral part of these statements.

                       SOUTHWESTERN ELECTRIC POWER COMPANY

                           CONSOLIDATED BALANCE SHEETS


                                            September 30,          December 31,
                                                1997                  1996
                                             (unaudited)            (audited)
                                             ----------             ----------
ASSETS                                                  (thousands)

 ELECTRIC UTILITY PLANT
     Production                              $1,390,255             $1,407,134
     Transmission                               467,569                463,425
     Distribution                               859,367                844,503
     General                                    310,101                283,878
     Construction work in progress               34,769                 45,374
                                             ----------             ----------
                                              3,062,061              3,044,314

  Less - Accumulated depreciation             1,209,277              1,192,356
                                             ----------             ----------
                                              1,852,784              1,851,958
                                             ----------             ----------

CURRENT ASSETS
     Cash and temporary cash investments         26,592                  1,879
     Advances to affiliates                       5,023                   --
     Accounts receivable                         50,994                 68,140
     Materials and supplies, at average cost     25,402                 29,265
     Fuel inventory                              28,774                 55,775
     Under-recovered fuel costs                  18,982                  9,120
     Prepayments and other                       15,975                 13,499
                                             ----------             ----------
                                                171,742                177,678
                                             ----------             ----------

DEFERRED CHARGES AND OTHER ASSETS                85,355                 69,520
                                             ----------             ----------

                                             $2,109,881             $2,099,156
                                             ==========             ==========
















   The accompanying notes to consolidated financial statements as they relate to SWEPCO are an integral part of these statements.

                       SOUTHWESTERN ELECTRIC POWER COMPANY

                           CONSOLIDATED BALANCE SHEETS


                                                      September 30, December 31,
                                                          1997         1996
                                                       (unaudited)   (audited)
                                                       ----------   ----------
CAPITALIZATION AND LIABILITIES                               (thousands)

CAPITALIZATION
     Common stock:  $18 par value
        Authorized shares: 7,600,000
        Issued and outstanding shares: 7,536,640        $ 135,660    $ 135,660
     Paid-in capital                                      245,000      245,000
     Retained earnings                                    349,394      321,801
                                                       ----------   ----------
                                                          730,054      702,461
     Preferred stock
        Not subject to mandatory redemption                 4,709       16,032
        Subject to mandatory redemption                    25,930       32,464
     SWEPCO obligated, mandatorily redeemable,
       trust preferred securities                         106,245         --
     Long-term debt                                       547,152      597,151
                                                       ----------   ----------
                                                        1,414,090    1,348,108
                                                       ----------   ----------

CURRENT LIABILITIES
     Long-term debt and preferred stock due within
       twelve months                                        3,732        3,760
     Advances from affiliates                                --         57,495
     Accounts payable                                      58,449       48,826
     Payable to affiliates                                 60,292       68,708
     Customer deposits                                     11,995       10,497
     Accrued taxes                                         41,729       25,241
     Accumulated deferred income taxes                      7,726        4,162
     Accrued interest                                      12,256       14,782
     Other                                                 12,298       27,449
                                                       ----------   ----------
                                                          208,477      260,920
                                                       ----------   ----------

DEFERRED CREDITS
     Accumulated deferred income taxes                    392,635      372,552
     Investment tax credits                                68,010       71,507
     Income tax related regulatory liabilities, net        17,912       36,106
     Other                                                  8,757        9,963
                                                       ----------   ----------
                                                          487,314      490,128
                                                       ----------   ----------

                                                       $2,109,881   $2,099,156
                                                       ==========   ==========




   The accompanying notes to consolidated financial statements as they relate to SWEPCO are an integral part of these statements.

                       SOUTHWESTERN ELECTRIC POWER COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                          Nine Months Ended
                                                            September 30,
                                                       ----------------------
                                                          1997         1996
                                                       ---------    ---------
OPERATING ACTIVITIES                                         (thousands)
     Net Income                                          $90,869      $60,848
     Non-cash Items Included in Net Income
         Depreciation and amortization                    74,775       75,686
         Deferred income taxes and investment
           tax credits                                     1,956       (2,417)
         Utility plant development costs                     743       29,590
         Inventory reserve                                  --          1,130
     Changes in Assets and Liabilities
         Accounts receivable                              17,146       (5,680)
         Fuel inventory                                   27,001        9,125
         Deferred charges and other assets               (15,835)     (24,628)
         Accounts payable                                 10,126        8,935
         Payable to affiliates                            (8,416)         653
         Accrued taxes                                    16,488       17,007
         Accrued interest                                 (2,526)      (5,931)
         Fuel recovery                                    (9,862)     (19,000)
    Other                                                (11,599)      (1,991)
                                                       ---------    ---------
                                                         190,866      143,327
                                                       ---------    ---------

INVESTING ACTIVITIES
     Construction expenditures                           (73,268)     (67,837)
     Other                                                (2,990)      (5,901)
                                                       ---------    ---------
                                                         (76,258)     (73,738)
                                                       ---------    ---------

FINANCING ACTIVITIES
     Proceeds from issuance of long-term debt               --         79,273
     Reacquisition of long-term debt                        --        (83,334)
     Retirement of long-term debt                        (52,278)      (3,561)
     Redemption of preferred stock                       (16,210)      (1,200)
     Proceeds from issuance of SWEPCO
       obligated, mandatorily redeemable,
       trust preferred securities                        106,245         --
     Change in advances from affiliates                  (57,495)     (22,747)
     Payment of dividends                                (65,134)     (37,865)
                                                       ---------    ---------
                                                         (84,872)     (69,434)
                                                       ---------    ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                   29,736          155
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           1,879        1,702
                                                       ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $31,615       $1,857
                                                       =========    =========

SUPPLEMENTARY INFORMATION
     Interest paid less amounts capitalized (includes
       distributions on trust preferred securities)      $39,119      $43,686
                                                       =========    =========
     Income taxes paid                                   $33,507      $25,736
                                                       =========    =========



   The accompanying notes to consolidated financial statements as they relate to SWEPCO are an integral part of these statements.

SOUTHWESTERN ELECTRIC POWER COMPANY
RESULTS OF OPERATIONS


COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 1997 AND 1996

         Net income for common stock increased $9.9 million to $49.8 million in the third quarter of 1997 from $39.9 million in the third quarter of 1996. The increase resulted primarily from increased MWH sales and the gain on the sale of lignite properties in the third quarter of 1997.

         Electric operating revenues increased $13.3 million to $291.5 million for the third quarter of 1997 from $278.2 million for the third quarter of 1996. The increase was attributable to a $9.2 million increase in retail non-fuel revenue resulting from a 5% increase in retail MWH sales attributable to weather-related demand and customer growth, an increase in non-fuel wholesale sales of $3.6 million and a $0.5 million increase in fuel-related revenue.

         Fuel and purchased power expense increased in the third quarter of 1997 compared to the third quarter of 1996. Fuel expense decreased $0.3 million, resulting from an under-recovery of fuel costs in the third quarter of 1997 compared to an over-recovery of fuel costs in the third quarter of 1996, offset in part by increases in average unit fuel costs and increased generation in 1997. Average unit fuel costs increased from $1.66 per MMbtu in 1996 to $1.70 per MMbtu in 1997 due to an increase in the spot market price of natural gas offset in part by lower coal transportation charges as well as purchases of lower priced spot market coal. MWH generation increased 5% during the third quarter of 1997. Purchased power expenses increased $2.6 million in the third quarter of 1997 compared to the third quarter of 1996 as a result of an increase in economy energy purchases.

         Depreciation and amortization expenses increased $1.1 million or 5% in the third quarter of 1997 compared to the same period of 1996 due primarily to increased depreciable plant. Taxes, other than income increased $1.6 million, or 12%, as a result of increased ad valorem taxes due to higher assessed values. Income taxes increased $1.7 million due primarily to higher taxable income.

         Other income and deductions increased $2.3 million for the third quarter of 1997 compared to the same period of 1996 due primarily to the $1.1 million, net of tax, gain on the sale of lignite properties recorded in the third quarter of 1997.



COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

         Net income for common stock increased $32.0 million to $90.6 million for the first nine months of 1997 compared to $58.6 million for the same period of 1996. The increase resulted primarily from the absence in 1997 of a one-time charge associated with certain investments for plant sites, engineering studies and lignite reserves of approximately $21.7 million, net of tax, recorded in the second quarter of 1996, increased electric operating revenues and the gain on reacquisition of preferred stock of $1.7 million recorded during 1997.

         Electric operating revenues increased $6.5 million to $722.1 million for the first nine months of 1997 from $715.7 million for the same period in 1996. The increase was due primarily to an increase in non-fuel revenue of $16.5 million, including $9.1 million in non-fuel wholesale sales, offset in part by a $10.0 million decrease in fuel revenue.

         Fuel and purchased power expense decreased for the first nine months of 1997 compared to the same period of 1996. Fuel expense decreased $6.7 million, or 2%, due primarily to a decrease in average unit fuel costs from $1.77 per MMbtu in 1996 to $1.69 per MMbtu in 1997 which resulted from lower coal transportation charges as well as purchases of lower priced spot market coal. A decrease in natural gas generation because of its relative higher cost per MMbtu also contributed to the lower fuel expense for the first nine months of 1997. Purchased power expenses decreased $3.1 million, or 15%, for the first nine months of 1997 compared to the same period in 1996 as a result of a decrease in economy energy purchases.

         Other operating expenses increased $1.7 million to $101.1 million for the first nine months of 1997 compared to the same period in 1996. The increase was attributable to increased transmission access expenses and increased customer assistance expenses, offset in part by decreased pension expenses. See
NOTE 7. PENSION PLAN AMENDMENT for additional information related to changes in the pension plan. Depreciation and amortization expenses increased $3.2 million, or 5%, due primarily to increased depreciable plant. Taxes, other than income increased $4.3 million to $40.4 million as a result of increased ad valorem taxes due to higher assessed values. Income taxes increased $1.3 million due primarily to higher taxable income.

         Other income and deductions increased $23.3 million for the first nine months of 1997 compared to the same period of 1996 due primarily to a one-time charge associated with certain investments for plant sites, engineering studies and lignite reserves of approximately $21.7 million, net of tax, recorded in the second quarter of 1996, offset in part by the $1.1 million, net of tax, gain on the sale of lignite properties recorded in the third quarter of 1997.

         Interest and other charges decreased $1.0 million in the first nine months of 1997 when compared to the same period of 1996 due primarily to a decrease in short-term debt interest expense of $2.4 million resulting from the repayment of short-term debt outstanding as well as a decrease in long-term debt interest expense of $2.9 million due to retirement of long-term debt in 1997. Partially offsetting these decreases were the distributions on newly-issued SWEPCO obligated, mandatorily redeemable, trust preferred securities of $3.6 million. SWEPCO also recognized a $1.7 million gain associated with the reacquisition of preferred stock in 1997.

WTU



                          WEST TEXAS UTILITIES COMPANY




                         PART I. FINANCIAL INFORMATION.

                          ITEM 1. FINANCIAL STATEMENTS.

                          WEST TEXAS UTILITIES COMPANY

                              STATEMENTS OF INCOME
                                   (unaudited)


                                      Three Months Ended     Nine Months Ended
                                         September 30,         September 30,
                                     --------------------  --------------------
                                       1997       1996       1997       1996
                                     ---------  ---------  ---------  ---------
                                                     (thousands)

ELECTRIC OPERATING REVENUES           $124,984   $113,314   $308,867   $295,690

OPERATING EXPENSES AND TAXES
  Fuel                                  34,450     35,177     94,361    102,982
  Purchased power                       16,559      8,918     34,984     21,442
  Other operating                       20,920     16,133     64,038     50,835
  Maintenance                            3,239      3,007     10,393     10,698
  Depreciation and amortization         10,741     10,081     31,067     29,591
  Taxes, other than income               6,347      5,940     18,148     17,121
  Income taxes                           9,139      9,367     12,425     14,402
                                     ---------  ---------  ---------  ---------
                                       101,395     88,623    265,416    247,071
                                     ---------  ---------  ---------  ---------

OPERATING INCOME                        23,589     24,691     43,451     48,619
                                     ---------  ---------  ---------  ---------

OTHER INCOME AND DEDUCTIONS
  Reserve for utility plant
    development costs, net of
    tax benefit of $20 for 1997
    and $3,988 for 1996                   --         --          (38)   (10,917)
  Allowance for equity funds used
    during construction                     26         64        125        232
  Other                                    150        140        587        629
                                     ---------  ---------  ---------  ---------
                                           176        204        674    (10,056)
                                     ---------  ---------  ---------  ---------

INCOME BEFORE INTEREST CHARGES          23,765     24,895     44,125     38,563
                                     ---------  ---------  ---------  ---------

INTEREST AND OTHER CHARGES
  Interest on long-term debt             5,088      5,815     15,264     16,407
  Interest on short-term
     debt and other                      1,127      1,043      3,911      3,788
  Allowance for borrowed
     funds used during
     construction                         (132)      (183)      (599)      (687)
                                     ---------  ---------  ---------  ---------
                                         6,083      6,675     18,576     19,508
                                     ---------  ---------  ---------  ---------

NET INCOME                              17,682     18,220     25,549     19,055

  Less: Preferred stock dividends           26         66        118        198
  Gain on reacquired preferred stock      (101)      --        1,082       --
                                     ---------  ---------  ---------  ---------

NET INCOME FOR COMMON STOCK            $17,555    $18,154    $26,513    $18,857
                                     =========  =========  =========  =========







          The accompanying notes to financial statements as they relate to WTU are an integral part of these statements.

                          WEST TEXAS UTILITIES COMPANY

                                 BALANCE SHEETS


                                                      September 30, December 31,
                                                          1997         1996
                                                      (unaudited)    (audited)
                                                       ----------   ----------
ASSETS                                                        (thousands)

 ELECTRIC UTILITY PLANT
     Production                                          $418,036     $417,467
     Transmission                                         207,631      200,688
     Distribution                                         360,378      347,328
     General                                              100,543       92,622
     Construction work in progress                         13,761       30,036
                                                       ----------   ----------
                                                        1,100,349    1,088,141

  Less - Accumulated depreciation
         and amortization                                 432,981      414,777
                                                       ----------   ----------
                                                          667,368      673,364
                                                       ----------   ----------

CURRENT ASSETS
     Cash                                                   1,497          664
     Accounts receivable                                   30,864       24,123
     Materials and supplies, at average cost               15,249       15,966
     Fuel inventory                                        14,736       16,674
     Accumulated deferred income taxes                       --          1,079
     Under-recovered fuel costs                            14,438        7,857
     Prepayments and other                                  2,014        2,435
                                                       ----------   ----------
                                                           78,798       68,798
                                                       ----------   ----------

DEFERRED CHARGES AND OTHER ASSETS
     Deferred Oklaunion costs                              19,569       22,365
     Restructuring related regulatory assets                9,438       10,854
     Other                                                 41,068       34,998
                                                       ----------   ----------
                                                           70,075       68,217
                                                       ----------   ----------

                                                         $816,241     $810,379
                                                       ==========   ==========












          The accompanying notes to financial statements as they relate to WTU are an integral part of these statements.

                          WEST TEXAS UTILITIES COMPANY

                                 BALANCE SHEETS


                                                      September 30, December 31,
                                                          1997         1996
                                                      (unaudited)    (audited)
                                                        --------     --------
CAPITALIZATION AND LIABILITIES                               (thousands)

CAPITALIZATION
     Common stock:  $25 par value
        Authorized shares: 7,800,000
        Issued and outstanding shares: 5,488,560        $137,214     $137,214
     Paid-in capital                                       2,236        2,236
     Retained earnings                                   131,589      123,077
                                                        --------     --------
                                                         271,039      262,527

     Preferred stock                                       2,483        6,291
     Long-term debt                                      277,748      275,070
                                                        --------     --------
                                                         551,270      543,888
                                                        --------     --------

CURRENT LIABILITIES
     Advances from affiliates                              3,330       14,833
     Payables to affiliates                               11,584       13,578
     Accounts payable                                     20,005       19,669
     Accrued taxes                                        13,566       13,463
     Accrued interest                                      8,682        5,403
     Accumulated deferred income taxes                     3,137         --
     Other                                                 3,524        4,124
                                                        --------     --------
                                                          63,828       71,070
                                                        --------     --------

DEFERRED CREDITS
     Accumulated deferred income taxes                   144,660      144,146
     Investment tax credits                               28,249       29,239
     Income tax related regulatory liabilities, net       16,255       16,918
     Other                                                11,979        5,118
                                                        --------     --------
                                                         201,143      195,421
                                                        --------     --------

                                                        $816,241     $810,379
                                                        ========     ========









          The accompanying notes to financial statements as they relate to WTU are an integral part of these statements.

                          WEST TEXAS UTILITIES COMPANY

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                              Nine Months Ended
                                                                September 30,
                                                             ------------------
                                                                1997     1996
                                                             --------  --------
OPERATING ACTIVITIES                                             (thousands)
     Net Income                                               $25,549   $19,055
     Non-cash Items Included in Net Income
         Depreciation and amortization                         32,286    30,816
         Deferred income taxes and investment tax credits       3,077      (930)
         Utility plant development costs                           58    14,905
         Inventory reserve                                       --       1,103
     Changes in Assets and Liabilities
         Accounts receivable                                   (6,741)    7,960
         Accounts payable                                      (1,163)   (2,456)
         Accrued taxes                                            103     5,117
         Fuel recovery                                         (6,581)   (7,961)
     Other                                                      9,090    (1,165)
                                                             --------  --------
                                                               55,678    66,444
                                                             --------  --------

INVESTING ACTIVITIES
     Construction expenditures                                (21,448)  (28,243)
     Other                                                     (1,008)   (1,290)
                                                             --------  --------
                                                              (22,456)  (29,533)
                                                             --------  --------

FINANCING ACTIVITIES
     Proceeds from issuance of long-term debt                    --      43,368
     Reaquisition of long-term debt                              --     (45,639)
     Redemption of preferred stock                             (2,727)     --
     Change in advances from affiliates                       (11,503)  (15,668)
     Payment of dividends                                     (18,159)  (19,132)
                                                             --------  --------
                                                              (32,389)  (37,071)
                                                             --------  --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                           833      (160)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  664       717
                                                             --------  --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $1,497      $557
                                                             ========  ========

SUPPLEMENTARY INFORMATION
     Interest paid less amounts capitalized                   $11,773   $11,563
                                                             ========  ========
     Income taxes paid                                         $9,407    $5,384
                                                             ========  ========





          The accompanying notes to financial statements as they relate to WTU are an integral part of these statements.

WEST TEXAS UTILITIES COMPANY
RESULTS OF OPERATIONS


COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 1997 AND 1996

         Net income for common stock decreased $0.6 million to $17.6 million for the third quarter of 1997 from net income of $18.2 million in the third quarter of 1996. Operating revenues increased for the period, but this increase was offset by an increase in other operating expenses, as discussed below.

         Electric operating revenues increased $11.7 million, or 10%, in the third quarter of 1997 compared to the third quarter of 1996 due primarily to a 4% increase in MWH sales. Also contributing to the increase was approximately $4.9 million in transmission revenues as a result of the January 1997 implementation of open access tariffs in accordance with FERC Order No. 888 and the Texas Commission rules regarding transmission access and pricing. The impact on net income of the transmission revenues was almost entirely offset by a corresponding increase in transmission expense.

         Fuel expense decreased $0.7 million in the third quarter of 1997 when compared to the same period of 1996. The decrease was due primarily to a 6% decrease in MWH generation and an increase in economy energy purchases, offset in part by an increase in average unit fuel costs. Average unit fuel costs increased from $2.23 per MMbtu in 1996 to $2.42 per MMbtu in the same period of 1997 due to an increase in the spot market price of natural gas. Purchased power expense increased $7.6 million, or 86%, to $16.6 million in the third quarter of 1997 when compared to the third quarter of 1996 due primarily to the Oklaunion power plant being out of service for several days as well as increased economy energy purchases due to higher spot market natural gas prices.

         Other operating expenses increased approximately $4.8 million, or 30%, for the third quarter of 1997 compared to the third quarter of 1996. The increase was due primarily to a $4.2 million increase in transmission expenses as a result of the January 1997 implementation of open access tariffs in accordance with FERC Order No. 888 and the Texas Commission rules regarding transmission access and pricing.


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

         For the first nine months of 1997, net income for common stock increased to $26.5 million from $18.9 million in 1996. The increase resulted primarily from the absence in 1997 of a one-time charge incurred in 1996 associated with certain investments for plant sites, engineering studies and lignite reserves of approximately $10.9 million, net of tax, and the gain on reacquisition of preferred stock of $1.1 million recognized in 1997.

         Electric operating revenues increased approximately $13.2 million, or 4%, in the first nine months of 1997 compared to 1996. The increase was due primarily to $13.9 million in additional transmission revenues as a result of the January 1997 implementation of open access tariffs in accordance with FERC Order No. 888 and the Texas Commission rules regarding transmission access and pricing. The impact on net income of the transmission revenues was largely offset by a corresponding $12.5 million increase in transmission expense related to these tariffs and rules. Also contributing to the increase was $2.5 million in additional fuel revenues due to higher purchased power expenses as discussed below.

         Fuel expense decreased $8.6 million, or 8%, for the first nine months of 1997 compared to 1996 due primarily to lower-priced spot coal and a 20% decrease in natural gas generation. Purchased power expenses increased approximately $13.5 million for the first nine months of 1997 as compared to 1996, primarily as a result of additional economy purchases at a higher cost per MWH.

         Other operating expenses increased approximately $13.2 million for the first nine months of 1997 compared to 1996 due primarily to a $12.5 million increase in transmission expenses as a result of the January 1997 implementation of open access tariffs in accordance with FERC Order No. 888 and the Texas Commission rules regarding transmission access and pricing. Partially offsetting the increase in other operating expenses was a decrease in pension expense. See
NOTE 7. PENSION PLAN AMENDMENT for additional information related to changes in the pension plan. Income taxes decreased $2.0 million in the first nine months of 1997 compared to the same period a year ago due primarily to lower taxable income in 1997.

         Other income and deductions increased $10.7 million for the first nine months of 1997 compared with 1996 as a result of the absence in 1997 of a one-time charge incurred in 1996 associated with certain investments for plant sites, engineering studies and lignite reserves of approximately $10.9 million, net of tax.

INDEX TO APPLICABLE NOTES TO FINANCIAL STATEMENTS
BY REGISTRANT





NOTE 1.      PRINCIPLES OF PREPARATION       CSW, CPL, PSO, SWEPCO, WTU

NOTE 2.      LITIGATION AND REGULATORY       CSW, CPL, PSO, SWEPCO, WTU
             PROCEEDINGS

NOTE 3.      COMMITMENTS AND CONTINGENT
             LIABILITIES                     CSW, CPL, SWEPCO

NOTE 4.      COMMON STOCK AND DIVIDENDS      CSW, CPL, PSO, SWEPCO, WTU

NOTE 5.      INCOME TAXES                    CSW, CPL, PSO, SWEPCO, WTU

NOTE 6.      LONG-TERM FINANCING             CSW, CPL, PSO, SWEPCO, WTU

NOTE 7.      PENSION PLAN AMENDMENT          CSW, CPL, PSO, SWEPCO, WTU

NOTE 8.      DISCONTINUED OPERATIONS         CSW

NOTE 9.      EXTRAORDINARY ITEM              CSW

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


1.  PRINCIPLES OF PREPARATION

         The condensed financial statements of the Registrants included herein have been prepared by each Registrant pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although each Registrant believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 1996 and the Registrants' Combined Quarterly Reports on Form 10-Q for the quarters ended March 31, 1997 and June 30, 1997.

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

         Effective January 1, 1997, CPL and WTU began utilizing the LIFO method for the valuation of all fossil fuel inventories. Previously, CPL had used the weighted average cost method and WTU had used the LIFO method for coal and the weighted average cost method for other fuel inventories. PSO utilizes the LIFO method. SWEPCO continues to utilize the weighted average cost method pending approval of the Arkansas Public Service Commission to utilize the LIFO method. The change in accounting did not affect the results of operations due to the regulatory treatment of such costs.

         Cash equivalents are considered to be highly liquid debt instruments purchased with a maturity of three months or less. Accordingly, temporary cash investments and advances to affiliates are considered cash equivalents.

         Certain financial statement items for prior years have been reclassified to conform to the 1997 presentation.


2.  LITIGATION AND REGULATORY PROCEEDINGS

         See the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 1996 and the Registrants' Combined Quarterly Reports on Form 10-Q for the periods ended March 31, 1997 and June 30, 1997 for additional discussion of litigation and regulatory proceedings. Reference is also made to
NOTE 3. COMMITMENTS AND CONTINGENT LIABILITIES, MD&A - RATES AND REGULATORY MATTERS, CPL RATE REVIEW - DOCKET NO. 14965 and PSO 1997 RATE SETTLEMENT

AGREEMENT and also to PART II - OTHER INFORMATION, ITEM 1. for additional discussion of litigation and regulatory matters.

         SETTLEMENT OF LITIGATION RELATED TO TERMINATION OF EL PASO MERGER
         In May 1993, CSW entered into a merger agreement pursuant to which El Paso would have emerged from bankruptcy as a wholly owned subsidiary of CSW.
In June 1995, following its notification that CSW was terminating the Merger Agreement, El Paso filed suit against CSW seeking a $25 million termination fee from CSW, unspecified damages for various contract and tort claims, punitive damages, interest as permitted by law and certain other costs. Subsequently, CSW filed suit against El Paso seeking a $25 million termination fee from El Paso based on El Paso's alleged breach of the Merger Agreement, at least $3.6 million in rate case expenses incurred by CSW on behalf of El Paso related to state regulatory merger proceedings and a declaratory judgment that CSW properly terminated the Merger Agreement. In June 1996, CSW filed an amended complaint seeking a first priority administrative expense claim of $50 million from El Paso based upon El Paso's alleged breach of the Merger Agreement.

         The United States Bankruptcy Court for the Western District of Texas, Austin Division, consolidated the El Paso suit and the CSW suit into one adversary proceeding and the trial was completed on January 30, 1997. On April 11, 1997, the court issued an interim order in which it ruled that CSW owed El Paso a $25 million termination fee pursuant to the terms of the Merger Agreement. The court reserved judgment on CSW's liability for interim interest on the termination fee.

         In July 1997, CSW and El Paso reached a settlement agreement that resolved all of the pending litigation resulting from the termination of the proposed merger. Under the terms of the settlement agreement, CSW and El Paso agreed to dismiss all pending claims in the litigation and give a mutual release from any potential claims related to the Merger Agreement or the pending litigation, and CSW paid $35 million to El Paso, various of its creditor groups under its plan of reorganization, and its attorneys. CSW recorded a charge of $25 million in the first quarter of 1997 following the court's interim order and recorded an additional charge of $10 million in the second quarter of 1997 to fully recognize the $35 million settlement amount. The bankruptcy court vacated the interim order and approved the settlement agreement.

         CPL RATE REVIEW - DOCKET NO. 14965
         As previously reported, in November 1995, CPL filed with the Texas Commission a request to increase its retail base rates by $71 million, and in May 1996, CPL placed a $70 million base rate increase into effect under bond, subject to refund based on the receipt of a final order of the Texas Commission. On March 31, 1997, the Texas Commission issued the CPL 1997 Original Rate Order in CPL's Rate Review, Docket No. 14965. Thereafter, CPL filed a motion for rehearing which requested the reconsideration of numerous provisions of the order. Motions for rehearing were also filed by other parties to the rate proceeding. In response to the motions for rehearing, in June 1997, the Texas Commission made several modifications to the CPL 1997 Original Rate Order and also agreed to rehear on remand several other issues. CPL restored its rates in July 1997, with two exceptions, to levels existing prior to the May 1996 implementation of bonded rates. On August 21, 1997, after reconsidering the issues on remand, the Texas Commission voted to issue a revised final order and on September 10, 1997, CPL received the CPL 1997 Final Order. CPL filed its second motion for rehearing on September 30, 1997. The second motion for rehearing again requested reconsideration of numerous issues in the rate case. On October 16, 1997 the Texas Commission issued its second revised final order. This order lowers the annual retail base rates of CPL by approximately $19 million, or 2.5%, from CPL's rate level existing prior to May 1996. The Texas Commission also included a "Glide Path" rate methodology in the CPL 1997 Final

Order pursuant to which CPL's annual rates will be reduced by an additional $13 million in mid-1998 and another $13 million in mid-1999.

         The CPL 1997 Original Rate Order established a separate docket, Docket No. 17280, to consider the recoverability of $20 million of rate case expenses incurred in the current rate case and in two prior dockets. CPL reached a settlement with all parties to resolve Docket No. 17280 which provides for CPL to recover $14 million out of the total $20 million of rate case expenses originally requested. Approximately $8 million of the rate case expenses will be recovered as an offset to the refund in the rate case, and the remaining $6 million of expenses will be surcharged to customers over three years. CPL expensed the $6 million in foregone rate case expenses during the first quarter of 1997.

         As previously stated, CPL implemented bonded rates subject to refund in May 1996. On July 17, 1997, CPL restored its rates, with two exceptions, to levels existing prior to the implementation of the bonded rates. The two exceptions are for industrial interruptible rates and customer service charges for which the Texas Commission approved the increases requested by CPL. On October 31, 1997, CPL filed with the Texas Commission a proposed methodology for issuing an interim $41.5 million refund to customers in December 1997. A second refund, currently estimated at $29.2 million, is proposed for March 1998. Because of the existence of several different components that are all incorporated into the December 1997 refund to be made to customers, a breakdown of the December 1997 refund, as well as the estimated March 1998 refund as currently proposed by CPL, is shown here (in millions).

 December 1997
  Base rate refund (with interest)                                  $78.4
  Surcharge for rate case expenses                                  (13.3)
  Surcharge for fuel cost under-recovery                            (23.6)
                                                                  -------
     Net refund to customers                                        $41.5
                                                                  -------

 March 1998 (estimated)
  Amount collected from customers under bond                        $62.7
  Anticipated surcharge for fuel cost under-recovery                (33.5)
                                                                  -------
     Net refund to customers                                        $29.2
                                                                  -------

         The following table details the financial impact of the CPL 1997 Final Order as compared to the rates existing prior to CPL placing bonded rates into effect. Although the entire impact has been recorded in CPL's 1997 results of operations, the breakdown between the retroactive impact as it relates to 1996 and for the nine months ended September 30, 1997 is as follows.

                                                  1996          1997 Only
                                               Retroactive        Impact
                                                  Impact        To 9/30/97
                                                ------------------------
                                                        (millions)

         Decrease in revenue                      $(15.8)         $(15.1)
                                                --------        --------

         Items included in decrease in
           revenue with an offsetting
           effect on expense:
             Accelerated recovery of STP (ECOM)     13.3            15.0
             Change in depreciation                 (4.6)           (5.5)
             Decommissioning                         1.9             3.2
             Other                                    --             5.3
                                                --------        --------
                                                    10.6            18.0
                                                --------        --------
         Change in current year income
           before tax                              (26.4)          (33.1)
         Federal income taxes                        8.7            10.9
                                                --------        --------
         Impact on net income - all recorded
           in 1997                                $(17.7)         $(22.2)
                                                --------        --------

         CPL will likely appeal the CPL 1997 Final Order to the Texas State District Court by the end of 1997 to challenge the resolution of several issues in the rate case after the rehearing process has concluded. The primary issues include: (i) the classification of $800 million of invested capital in STP as ECOM which was also assigned a lower return on equity than non-ECOM property,
(ii) the Texas Commission's use of the "Glide Path" rate reduction methodology to be applied to rates in mid-1998 and mid-1999, and (iii) the $18 million of disallowed affiliate transactions from CSW Services. Management is unable to predict how the final resolution of these issues will ultimately affect CSW's and CPL's results of operations and financial condition.

         See MD&A - RATES AND REGULATORY MATTERS, CPL RATE REVIEW - DOCKET NO. 14965 for additional discussion of the CPL 1997 Final Order, including the estimated ongoing financial impact of the final order and information regarding the difference between the rates originally requested by CPL and those ordered by the Texas Commission.

         CPL FUEL PROCEEDING
         As previously reported, CPL filed with the Texas Commission an Application for Authority to Implement an increase in fuel factors of $34.4 million, or 15.4%, on an annual basis. In addition, CPL proposed to implement a fuel surcharge of $23.4 million, including accumulated interest, over a twelve month period. On February 10, 1997, CPL filed a stipulation with the Texas Commission which would surcharge customers the $23.4 million and would coordinate the surcharge with any refund in CPL's current rate case as described in CPL RATE REVIEW - DOCKET NO. 14965. In the stipulation, CPL's fuel factors were increased approximately $29.4 million, or 13.2%, on an annual basis. The Texas Commission's interim approval of the stipulated fuel factors permitted a March 1997 implementation of the fuel factors. The CPL 1997 Original Rate Order confirmed the stipulated fuel factors.

         PSO 1997 RATE SETTLEMENT AGREEMENT
         On October 15, 1997, PSO reached a stipulated agreement with parties to settle the rate inquiry that was pending before the Oklahoma Commission and on October 23, 1997, a final order approving the settlement was issued by the Oklahoma Commission. The PSO 1997 Rate Settlement Agreement calls for PSO to lower its retail base rates beginning with the December 1997 billing cycle by approximately $35.9 million annually, or a 5.3 percent decrease below the current level of retail rates. Part of the rate reduction includes a reduction in annual depreciation expense of approximately $10.9 million. In addition, the PSO 1997 Rate Settlement Agreement will result in PSO making a one-time $29 million refund to customers, which is expected to be made to customers in December 1997.

         Through the third quarter of 1997, PSO has recorded the estimated financial impact of the PSO 1997 Rate Settlement Agreement, including recognition of the full $29 million refund obligation. The PSO 1997 Rate Settlement Agreement also provides that PSO completely eliminate or amortize before its next rate filing approximately $41 million in certain deferred assets, approximately $26 million of which had been expensed in 1996. Included in the remaining $15 million of deferred assets are approximately $9 million of costs incurred for customer energy management incentive programs. PSO is continuing to analyze the implications of the PSO 1997 Rate Settlement Agreement. For additional discussion of the PSO rate proceeding, including the estimated financial impact of the PSO 1997 Rate Settlement Agreement, see MD&A - RATES AND REGULATORY MATTERS, PSO 1997 RATE SETTLEMENT AGREEMENT.

         SWEPCO FUEL PROCEEDING
         In April 1997, SWEPCO filed with the Texas Commission an application concerning fuel cost under-recoveries and a possible fuel surcharge which included a motion to either abate the requested interim surcharge and consolidate the surcharge with a filed fuel reconciliation as discussed below, or alternatively, implement an interim surcharge in the months of July 1997 through June 1998. The Texas Commission's Office of Policy Development, on behalf of the Texas Commission, approved such consolidation. In addition, the Texas Commission has waived the requirement for SWEPCO to file biannual surcharge requests while this proceeding is pending, and has deferred the implementation of any surcharge and interest until after final disposition.

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

         In November 1997, SWEPCO and the other parties to the above consolidated proceedings before the Texas Commission agreed to a settlement in principle except for one issue which will be decided by the Texas Commission. The settlement in principle is subject to the development of a comprehensive settlement agreement and approval by the Texas Commission. Of the $16.8 million in under-recovered fuel costs as of December 31, 1996, the settlement in principle would result in a decrease of the under-recovered fuel costs, and the resulting surcharge recovery, by approximately $6.0 million. This disallowance will not result in an increase to fuel expense since the $5.0 million of litigation expense and the interest return of $2.0 million included in the requested surcharge amount were previously expensed. The settlement in principle also finds SWEPCO's fuel and fuel-related expenses attributable to the reconciliation period reasonable and necessary and would allow them to be reconciled as eligible fuel. In addition, the settlement in principle finds SWEPCO's actions in litigating and renegotiating certain fuel and fuel-related contracts, together with the prices, terms and condition of the renegotiated contracts, to be prudent. The $6.0 million reduction is not associated with any particular activity or issue within the fuel proceedings. SWEPCO cannot state with certainty that a comprehensive settlement agreement will be completed or that approval will be granted by the Texas Commission.

         WTU FUEL PROCEEDING
         As previously reported, in February 1997, WTU filed with the Texas Commission an Application for Authority to Implement an increase in fuel factors of $4.2 million, or 4.2%, on an annual basis. Additionally, WTU proposed to implement a fuel surcharge of $13.3 million, including accumulated interest, over a twelve month period to collect its under-recovered fuel costs. WTU requested authority to implement the revised fuel factors with its May 1997 billings and to commence the surcharge with its June 1997 billings. On April 14, 1997, an agreement in principle was reached among the parties to settle this docket. Under the proposed settlement, WTU agreed not to increase the fuel factors and to implement the $13.3 million surcharge over the period June 1997 through February 1999. The Texas Commission approved this settlement in May 1997.

         CPL INDUSTRIAL ROAD AND INDUSTRIAL METALS SITE
         As previously reported, three suits naming CPL and others as defendants relating to a third-party owned and operated site in Corpus Christi, Texas formerly used for commercial reclamation of used electrical transformers, lead acid batteries and other scrap metals, were pending in federal and state court in Corpus Christi, Texas. The plaintiffs' complaints sought damages for alleged property damage and health impairment as a result of operations on the site and cleanup activities. During 1997, CPL settled these suits with no material adverse effect on CPL's results of operation or financial condition.

         PSO SAND SPRINGS/GRANDFIELD, OKLAHOMA SITES
         As previously reported, in 1989, PSO found some PCB contamination in a Sand Springs, Oklahoma PCB storage facility. The EPA-approved cleanup began in 1994. In 1996, the EPA filed a complaint against PSO alleging that PSO failed to comply with provisions of the Toxic Substances Control Act. The complaint has three counts, two of which pertain to the Sand Springs facility and the third of which deals with a substation in Grandfield, Oklahoma. The EPA alleges improper disposal of PCBs at the Sand Springs site due to the length of time between discovery of the contamination and the actual cleanup at the site. The complaint at the Grandfield site alleges failure to date PCB articles at the site. The total proposed penalty for the three counts, which has been accrued by PSO, was $479,000. PSO settled two of the three complaints for a total amount of $7,000. However, PSO has been unable to resolve the third count. A hearing before an EPA administrative law judge to hear PSO's response on the single remaining count has been scheduled for January 1998, and PSO intends to vigorously defend itself against the allegations the EPA has asserted. Although PSO is unable to predict the outcome of this matter, PSO believes that the resolution of this matter will not have a material adverse effect on PSO's results of operation or financial condition.


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

         CPL NUCLEAR INSURANCE
         In connection with the licensing and operation of STP, the owners have purchased nuclear property and liability insurance coverage as required by law, and have executed indemnification agreements with the Nuclear Regulatory Commission in accordance with the financial protection requirements of the Price-Anderson Act. The Price-Anderson Act, a comprehensive statutory arrangement providing limitations on nuclear liability and governmental indemnities, is in effect until August 1, 2002. The limit of liability under the Price-Anderson Act for licensees of nuclear power plants is $8.92 billion per incident, effective as of December 1996. The owners of STP are insured for their share of this liability through a combination of private insurance amounting to $200 million and a mandatory industry-wide program for self-insurance totaling $8.72 billion. The maximum amount that each licensee may be assessed under the industry-wide program of self-insurance following a nuclear incident at an insured facility is $75.5 million per reactor, which may be adjusted for inflation, plus a five percent charge for legal expenses, but not more than $10 million per reactor for each nuclear incident in any one year. CPL and each of the other STP owners are subject to such assessments, which CPL and the other owners have agreed will be allocated on the basis of their respective ownership interests in STP. CPL has a 25.2% ownership interest in STP. For purposes of these assessments, STP has two licensed reactors.

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

         CPL purchased, for its own account, a NEIL I Business Interruption and/or Extra Expense policy. This insurance will reimburse CPL for extra expenses incurred for replacement generation or purchased power as a result of a covered accident that shuts down production at one or both of the STP Units for more than 21 consecutive weeks. In the event of an outage of STP Units 1 and 2 and the outage is the result of the same accident, such insurance will reimburse CPL up to 80% of the single unit recovery. The maximum amount recoverable for a single unit outage is $118.6 million for both Units 1 and 2. CPL is subject to an additional assessment of up to $1.8 million for the current policy year in the event insured losses at a nuclear facility covered under the NEIL I policy exceed the accumulated funds available under the policy.

         SWEPCO BILOXI, MISSISSIPPI MANUFACTURED GAS PLANT SITE
         As previously reported, SWEPCO was notified by Mississippi Power in 1994 that it may be a PRP at a MGP site in Biloxi, Mississippi, which was formerly owned and operated by a predecessor of SWEPCO. Since then, SWEPCO has worked with Mississippi Power on both the investigation of the extent of contamination on the site as well as on the subsequent sampling of the site. The sampling results indicated contamination at the property as well as the possibility of contamination of an adjacent property. A risk assessment was submitted to the MDEQ, and the MDEQ requested that a future residential exposure scenario be evaluated for comparison with commercial and industrial exposure scenarios. However, Mississippi Power and SWEPCO do not believe that cleanup to a residential scenario is appropriate since this site has been industrial/commercial for more than 100 years, and Mississippi Power plans to continue this type of usage. Mississippi Power and SWEPCO also presented a report to the MDEQ demonstrating that the ground water on the site was not potable, further demonstrating that cleanup to residential standards is not necessary.

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

         At the present time, SWEPCO has not had any further substantive discussions with MDEQ regarding the ultimate resolution of this issue. Therefore, a final range of cleanup costs is not determinable at this time. Based on its preliminary estimates, SWEPCO has incurred approximately $200,000 to date for its portion of the cleanup of this site and anticipates that an additional $2 million may be required. Accordingly, SWEPCO has accrued $2 million for the cleanup of the site.

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

         SWEPCO HENRY W. PIRKEY POWER PLANT
         In connection with the South Hallsville lignite mining contract for its Henry W. Pirkey Power Plant, SWEPCO has agreed, under certain conditions, to assume the obligations of the mining contractor. As of September 30, 1997, the maximum amount SWEPCO would have to assume was $60.3 million. The maximum amount may vary as the mining contractor's need for funds fluctuates. The contractor's actual obligation outstanding as of September 30, 1997 was $55.6 million.

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


4.  COMMON STOCK AND DIVIDENDS

         CSW's earnings per share of common stock are computed by dividing net income for common stock by the average number of common shares outstanding for the respective periods. CSW's dividends per common share reflect per share amounts paid for each of the periods. See MD&A - LIQUIDITY AND CAPITAL RESOURCES, CAPITAL STRUCTURE for information related to CSW's common stock.

         At September 30, 1997, approximately $1.4 billion of CSW's subsidiary companies' retained earnings were available for payment of cash dividends by such subsidiaries to CSW. The mortgage indentures, as amended and supplemented, at CPL and PSO contain certain restrictions on the use of their retained earnings for cash dividends on their common stock. These restrictions do not currently limit the ability of CSW to pay dividends to its shareholders. The amounts of retained earnings available for dividends attributable to each the U.S. Electric Operating Companies at September 30, 1997 is as follows.

        CPL - $768 million  PSO - $162 million  SWEPCO - $349 million
                            WTU - $132 million


5.  INCOME TAXES

         The following tables provide a reconciliation of the differences between total income tax expense (income taxes included in Operating Expenses and Taxes as well as Other Income and Deductions) at the federal statutory tax rate and the effective tax rate for the Registrants.

                                     CSW      CPL      PSO     SWEPCO     WTU
                                   --------------------------------------------
                                  (millions)           (thousands)
                                            -----------------------------------
QUARTER ENDED SEPTEMBER 30, 1997
Income before taxes and extraordinary
  item attributable to:
    Domestic operations              $269
    Foreign operations                 15
                                     ----
Income before taxes                  $284   $127,785  $49,597  $73,521  $26,620

Tax at U.S. statutory rate            $99    $44,725  $17,359  $25,732   $9,317
Differences
  Amortization of ITC                  (2)      (622)     (46)  (1,165)    (330)
  Non-deductible goodwill
    amortization                        3         --       --       --       --
  United Kingdom deferred
    income tax adjustment             (15)        --       --       --       --
  Prior period adjustments             --         --       --      150       --
  Other                                (2)     1,455      865   (2,144)     (46)
                                      -----------------------------------------
Tax expense                           $83    $45,558  $18,178  $22,573   $8,941
                                      -----------------------------------------

Effective tax rate                    29%        36%      37%      31%      34%


QUARTER ENDED SEPTEMBER 30, 1996
Income before taxes attributable to:
   Domestic operations               $280
   Foreign operations                  22
                                      ---
Income before taxes                  $302   $125,507  $72,022  $61,634  $27,473

Tax at U.S. statutory rate           $106    $43,927  $25,208  $21,572   $9,616
 Differences
   Amortization of ITC                 (4)    (1,447)    (696)  (1,182)    (330)
   Non-deductible goodwill
     amortization                       3         --       --       --       --
   Prior period adjustments            (3)    (3,000)      --       --       --
   Other                                6      3,425    2,501      548      (33)
                                      -----------------------------------------
 Tax expense                         $108    $42,905  $27,013  $20,938   $9,253
                                      -----------------------------------------

 Effective tax rate                   36%        34%      38%      34%      34%

                                     CSW      CPL      PSO     SWEPCO     WTU
                                   --------------------------------------------
                                  (millions)           (thousands)
                                            -----------------------------------
 NINE MONTHS ENDED SEPTEMBER 30, 1997
Income before taxes and extraordinary
  item attributable to:
    Domestic operations              $363
    Foreign operations                 74
                                      ---
Income before taxes                  $437   $180,921  $79,826 $129,107  $37,598

Tax at U.S. statutory rate           $153    $63,322  $27,939  $45,187  $13,159
Differences
  Amortization of ITC                  (9)    (3,517)  (1,438)  (3,497)    (991)
  Non-deductible goodwill
    amortization                        9         --       --       --       --
  United Kingdom deferred
    income tax adjustment             (15)        --       --       --       --
  Prior period adjustments             (2)    (1,720)    (261)     102     (123)
  Other                                (4)     5,651    1,121   (3,555)       7
                                      -----------------------------------------
Tax expense                          $132    $63,736  $27,361  $38,237  $12,052
                                      -----------------------------------------

Effective tax rate                    30%        35%      34%      30%       32%


NINE MONTHS ENDED SEPTEMBER 30, 1996
Income before taxes attributable to:
   Domestic operations               $532
   Foreign operations                  94
                                      ---
Income before taxes                  $626   $212,202  $55,064  $89,925  $29,089

Tax at U.S. statutory rate           $219    $74,271  $19,272  $31,474  $10,181
 Differences
   Amortization of ITC                (11)    (4,342)  (2,088)  (3,547)    (991)
   Non-deductible goodwill
     amortization                       9         --       --       --       --
   State Income Taxes from
     the Sale of Transok                7         --       --       --       --
   Permanent effect of reserves
     for property development
     costs                              9      1,390    4,382    2,330      977
   Prior period adjustments            --        198      549      269      143
   Other                               11      6,657      677   (1,414)    (276)
                                      -----------------------------------------
 Tax expense                         $244    $78,174  $22,792  $29,112  $10,034
                                      -----------------------------------------

 Effective tax rate                   39%        37%      41%      32%      34%


6.  LONG-TERM FINANCING

         The following trust preferred securities issued by the wholly-owned statutory business trusts of CPL, PSO and SWEPCO were outstanding at September 30, 1997. They are classified on the balance sheets as Subsidiary obligated, mandatorily redeemable, trust preferred securities.

                                             Amount   Description of Underlying
Business Trust     Security       Units    (millions)  Debentures of Registrant
--------------------------------------------------------------------------------

CPL Capital I    8.00%, Series A  6,000,000    $150    CPL, $154.6 million,
                                                         8.00%, Series A
PSO Capital I    8.00%, Series A  3,000,000      75    PSO, $77.3 million,
                                                         8.00%, Series A
SWEPCO Capital I 7.875%, Series A 4,400,000     110    SWEPCO, $113.4 million,
                                                         7.875%, Series A
                                 ----------    ----
                                 13,400,000    $335
                                 ----------    ----

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

         Through the third quarter of 1997, each of the U.S. Electric Operating Companies had reacquired a significant portion of its outstanding preferred stock. As a result of differences between the coupon rates on the reacquired securities and prevailing market rates, CSW realized an overall gain of approximately $10 million on the transactions. This gain is shown separately, as Gain on reacquired preferred stock, on the statements of income. The following table shows the results of the tender offers of the U.S. Electric Operating Companies' preferred stock.

                                                Shares       Shares
                                              Reacquired    Remaining
                                             ------------ -------------
     CPL
        Series 4.00%                            57,952        42,048
        Series 4.20%                            57,524        17,476
        Series 7.12%                           260,000            --
        Series 8.72%                           500,000            --

     PSO
        Series 4.00%                            53,260        44,640
        Series 4.24%                            91,931         8,069

     SWEPCO
        Series 4.28%                            52,614         7,386
        Series 4.65%                            23,092         1,908
        Series 5.00%                            37,240        37,760
        Series 6.95%                            65,990       274,010

     WTU
        Series 4.40%                            36,323        23,677


7.  PENSION PLAN AMENDMENT

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

         As the plan sponsor, CSW will continue to reflect the costs of the pension plan according to the provisions of SFAS No. 87 and allocate such costs to each of the participating employers. As a result of the July 1, 1997 amendment, preliminary estimates indicate that CSW will realize a savings in 1997 of approximately $20 million in pension expense and will also realize significant ongoing reductions in operating and maintenance expense because of the change. The change to the pension plan was applied retroactively to the beginning of 1997, so these savings are being recognized evenly throughout 1997 with a portion being capitalized. The projected amounts of savings attributable to the U.S. Electric Operating Companies for 1997 are as follows.

CPL - $5.0 million PSO - $3.9 million SWEPCO - $4.5 million  WTU - $2.7 million

8.  DISCONTINUED OPERATIONS

         On June 6, 1996, CSW sold Transok, an intrastate natural gas pipeline and gas marketing company that was previously a wholly owned subsidiary of CSW, to Tejas Gas Corporation. Accordingly, the results of operations for Transok have been reported as discontinued operations and no assets or liabilities related to Transok are contained in CSW's Consolidated Balance Sheets. Since Transok was sold in June 1996, CSW's results of operations do not reflect any earnings from Transok for either the three or nine month periods ended September 30, 1997, nor do they reflect any earnings for the three month period ended September 30, 1996. Operating results of Transok that are included in CSW's Statements of Income for the nine month period ended September 30, 1996 are summarized in the following table (in millions, transactions with CSW affiliates have not been eliminated).

     Total revenue                                       $362

     Operating income before income taxes                  23

     Earnings before income taxes                          18
     Income taxes                                          (6)
                                                   ----------
     Net income from discontinued operations              $12
                                                   ----------


9.  EXTRAORDINARY ITEM

         In the general election held in the United Kingdom on May 1, 1997, the United Kingdom's Labour Party won control of the government with a considerable majority. Prior to the general election, the Labour Party had announced that, if elected, it would impose a windfall profits tax on certain industries in the United Kingdom, including the privatized utilities, to fund a variety of social improvement programs. On July 2, 1997, the one-time windfall profits tax was introduced in the Labour Party's Budget and the legislation enacting the tax subsequently was passed during the third quarter of 1997. Accordingly, during the third quarter of 1997, SEEBOARD U.S.A. accrued, as an extraordinary item, (pound)109.5 million (or $176 million when converted at (pound)1.00=$1.61) for a one-time, windfall profits tax enacted by the United Kingdom government.

         The windfall profits tax is payable in two equal installments, due December 1, 1997 and December 1, 1998. The tax was charged at a rate of 23% on the difference between nine times the average profits after tax for the four years following flotation in 1990, and SEEBOARD's market capitalization calculated as the number of shares issued at flotation multiplied by the flotation price per share.

         As enacted, the windfall profits tax is not tax deductible for United Kingdom purposes. To date, no United States income tax benefit has been recognized due to the uncertainty as to the impact on the use of foreign tax credits. CSW continues to analyze the potential United States income tax benefit from the use of foreign tax credits.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 1996 and the Registrants' Combined Quarterly Reports on Form 10-Q for the quarters ended March 31, 1997 and June 30, 1997. Reference is also made to each Registrant's unaudited Financial Statements and related Notes to Financial Statements included herein. The information included therein should be read in conjunction with, and is essential in understanding, the following discussion and analysis.


RESULTS OF OPERATIONS

         Reference is made to ITEM 1. FINANCIAL STATEMENTS for each of the Registrants' RESULTS OF OPERATIONS for the three and nine month periods ended September 30, 1997.

         FACTORS IMPACTING CSW'S 1997 ANNUAL EARNINGS
         CSW expects its 1997 net income for common stock to be substantially lower than it has been in the past. Several factors discussed in this Combined Form 10-Q have had a material adverse effect on CSW's 1997 results of operations. These factors include the windfall profits tax in the United Kingdom, the settlement of litigation related to the termination of the El Paso Merger, the CPL 1997 Final Order and the PSO 1997 Rate Settlement Agreement. The windfall profits tax and the charge for the settlement with El Paso are one-time events. However, the new rates at both CPL and PSO will have an ongoing impact on CSW's consolidated results of operations compared to prior periods. The estimated after-tax impact of these items for 1997 compared to 1996 on a net income for common stock basis is shown in the following table.

                                                        Estimated
     Factors Impacting 1997 Earnings                      Impact
     -------------------------------------------------- -----------
                                                        (millions)

     United Kingdom windfall profits tax                    $176
     Settlement of El Paso litigation                         23
     CPL 1997 Final Order (1996 effect)                       18
     CPL 1997 Final Order (1997 effect)                       30
     PSO 1997 Rate Settlement Agreement                       17
                                                        -----------
     Total estimated 1997 impact                            $264

     1996 Net Income for Common Stock                       $429

     Percentage of prior year                                62%

         This table is intended to highlight several items that will have a material adverse impact on CSW's 1997 results of operations. For additional information about these matters, see NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS, NOTE 9. EXTRAORDINARY ITEM and RATES AND REGULATORY MATTERS.

         The foregoing discussion of FACTORS IMPACTING CSW'S 1997 ANNUAL EARNINGS constitutes forward looking information within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information. See FORWARD LOOKING INFORMATION.

LIQUIDITY AND CAPITAL RESOURCES

         OVERVIEW OF CSW OPERATING, INVESTING AND FINANCING ACTIVITIES
         Net cash flows from operating activities decreased to $409 million for the nine months ended September 1997 from $477 million for the comparable period in 1996. The decrease was attributable to increased factored accounts receivable purchases at CSW Credit, federal and state income tax payments for the gain on CSW's 1996 sale of Transok which totaled approximately $122 million (after being offset in part by the utilization of Alternative Minimum Tax credits that CSW had previously generated), and a $35 million payment related to the settlement of litigation between CSW and El Paso.

         Although construction expenditures remained comparable for the first nine months of 1997 compared to the same period in 1996, overall net cash outflows from investing activities decreased substantially for several reasons. There were no acquisition expenditures during 1997 while SEEBOARD acquisition expenditures were made during 1996. In addition, during 1996, the National Grid shares were sold in conjunction with SEEBOARD acquisition activities and CSW also received cash proceeds of $690 million on the 1996 sale of Transok. CSW Energy obtained permanent external financing during March 1997 for the Orange Cogeneration project and subsequently reduced its equity investment in the project. For additional information related to this transaction, see LONG-TERM FINANCING. During the first quarter of 1997, CSW Energy made its final purchase agreement payment on the Ft. Lupton cogeneration project. In addition, because construction of CSW Energy's Sweeny project began in mid-1996, the $102 million in construction expenditures incurred during 1997 were much larger than expenditures incurred during the comparable period in 1996. Likewise, CSW International continued to provide the construction financing for its Enertek project throughout 1997. Construction on this project, located in Altamira, Mexico, began during the third quarter of 1996.

         Net cash inflows from financing activities decreased substantially during the first nine months of 1997 compared to same period in 1996. During 1996, CSW incurred substantial amounts of debt to finance the acquisition of SEEBOARD. In addition, during 1996, CSW sold approximately 15.5 million shares of common stock and received net proceeds of approximately $398 million in a primary public offering. The proceeds were subsequently used to repay a portion of the debt incurred in connection with the SEEBOARD acquisition. In addition, in April 1997, CSW made changes in its common stock plans and stopped issuing original shares through these plans. However, partially offsetting these activities, business trusts of CPL, PSO and SWEPCO received cash proceeds of approximately $323 million on the issuance of trust preferred securities during 1997. A portion of these proceeds was used to redeem preferred stock of these companies. See CAPITAL STRUCTURE and NOTE 6. LONG TERM FINANCING for additional information related to these matters.

         CONSTRUCTION EXPENDITURES
         CSW's construction expenditures, including allowance for funds used during construction, totaled $352 million for the nine months ended September 30, 1997. Such expenditures for the U.S. Electric Operating Companies totaled $105 million, $58 million, $75 million and $22 million, for CPL, PSO, SWEPCO and WTU, respectively. Construction expenditures at the U.S. Electric Operating Companies were primarily for improvements to existing production, transmission and distribution facilities. The improvements are required to meet the needs of new customers and to satisfy the changing requirements of existing customers. CSW anticipates that all funds required for construction for the remainder of the year will be provided from internal sources.

         CAPITAL STRUCTURE
         The CSW System is committed to maintaining financial flexibility by having a strong capital structure and favorable securities ratings which help to assure future access to capital markets when required. At September 30, 1997, the capitalization ratios of each of the Registrants is presented in the following table.
                                             Trust
            Common        Preferred        Preferred       Long
          Stock Equity      Stock       Securities (1)   Term Debt        Total
         --------------  ------------  ---------------  ------------   ---------

CSW           45%             2%               4%           49%            100%
CPL           47%             5%               5%           43%            100%
PSO           50%             1%               7%           42%            100%
SWEPCO        51%             2%               8%           39%            100%
WTU           49%             1%              --%           50%            100%

(1) classified on the balance sheets as Subsidiary (CPL, PSO, SWEPCO) obligated, mandatorily redeemable, trust preferred securities

         CSW can issue common stock, either through open market purchases or original issue shares, through a long-term incentive plan, the PowerShare Dividend Reinvestment and Stock Purchase Plan and the ThriftPlus plan. Following the issuance of the CPL 1997 Original Rate Order and the decline in the market price of CSW's common stock, which CSW believes is attributable in part to the CPL 1997 Original Rate Order, the determination was made that it was appropriate for CSW to begin funding these plans through open market purchases, effective April 1, 1997.

         The CSW System uses short-term debt to meet fluctuations in working capital requirements and other interim capital needs. CSW has established a system money pool to coordinate short-term borrowings for certain of its subsidiaries, primarily the U.S. Electric Operating Companies. In addition, CSW also incurs borrowings for other subsidiaries that are not included in the money pool. As of September 30, 1997, CSW had revolving credit facilities totaling $800 million to back up its commercial paper program.

         CSW has recently made several finance-related filings with the SEC under the Holding Company Act which, if approved, are expected to increase CSW's financial flexibility and to permit CSW to respond promptly to competitive pressures and take advantage of favorable market conditions. In the first of these filings, CSW has requested authority to repurchase up to ten percent of its outstanding common stock as of June 30, 1997, from its stock and employee benefit plans (pursuant to the terms and conditions of such plans) from time to time through December 31, 2002, and to utilize its short-term borrowing program, including funds borrowed through its commercial paper program, to finance its repurchase in the open market of up to twenty percent of its outstanding common stock as of June 30, 1997. No decision regarding this application has been made by the SEC. Although such authority would increase CSW's flexibility to adjust its capital structure, CSW currently has no plans to repurchase any of its common stock.

         The second filing requests authority through December 31, 2002 for CSW, the U.S. Electric Operating Companies and CSW Services to finance ongoing business, repay short-term debt and finance the potential repurchase of outstanding securities. CSW has requested authority to issue common stock, while the U.S. Electric Operating Companies and CSW Services have requested authority to issue common stock, preferred stock and debt. Such authority would give CSW the flexibility to take advantage of favorable market conditions for routine financings. The SEC has not yet issued an order with respect to this application. The third filing requests an increase in the authorized short-term borrowing limitation of CSW and certain of its subsidiaries. The SEC has not issued an order with respect to this application.

         OTHER FINANCING ISSUES
         Several legal and regulatory developments, which have been disclosed elsewhere in this Combined Form 10-Q, will require cash payments by CSW's subsidiaries through December 1998. The PSO Rate Settlement Agreement requires PSO to refund $29 million to customers in December 1997. The windfall profits tax, enacted by the United Kingdom government, is payable by SEEBOARD in two equal installments of approximately (pound)55 million each (or $88 million when converted at (pound)1.00=$1.61), due December 1, 1997 and December 1, 1998. Based upon the CPL 1997 Final Order, CPL filed with the Texas Commission a proposed methodology for issuing an interim $41.5 million refund to customers in December 1997. A second refund, currently estimated at $29.2 million, is proposed in March 1998. In addition, on October 1, 1997, CPL retired at maturity $200 million of its Series BB, 6% first mortgage bonds. A combination of cash from operations and short-term debt are expected to be used to fund these cash requirements. CSW may also consider other options to meet these cash needs.


RATES AND REGULATORY MATTERS

         CPL RATE REVIEW - DOCKET NO. 14965
         As previously reported, in November 1995, CPL filed with the Texas Commission a request to increase its retail base rates by $71 million, and in May 1996, CPL placed a $70 million base rate increase into effect under bond, subject to refund based on the receipt of the CPL 1997 Original Rate Order of the Texas Commission. On March 31, 1997, the Texas Commission issued a rate order in CPL's Rate Review, Docket No. 14965. Thereafter, CPL filed a motion for rehearing which requested the reconsideration of numerous provisions of the order. Motions for rehearing were also filed by other parties to the rate proceeding. In response to the motions for rehearing, in June 1997, the Texas Commission made several modifications to the CPL 1997 Original Rate Order and also agreed to rehear on remand several other issues. CPL restored its rates in July 1997, with two exceptions, to levels existing prior to the May 1996 implementation of bonded rates. On August 21, 1997, after reconsidering the issues on remand, the Texas Commission voted to issue a revised final order and on September 10, 1997, CPL received the CPL 1997 Final Order. CPL filed its second motion for rehearing on September 30, 1997. The second motion for rehearing again requested reconsideration of numerous issues in the rate case. On October 16, 1997 the Texas Commission issued its second revised final order. This order lowers the annual retail base rates of CPL by approximately $19 million, or 2.5%, from CPL's rate level existing prior to May 1996. The Texas Commission also included a "Glide Path" rate methodology in the CPL 1997 Final Order pursuant to which CPL's annual rates will be reduced by an additional $13 million in mid-1998 and another $13 million in mid-1999.

         There are numerous contributing factors to the difference between the $71 million retail base rate increase originally requested by CPL and the $19 million retail base rate reduction included in the CPL 1997 Final Order. The CPL 1997 Final Order decreased CPL's requested return on equity of 12.25% on its retail rate base to a 10.9% return on equity for all non-ECOM invested capital, which results in an approximate $30 million decrease in CPL's rate request. The CPL 1997 Final Order provides for the disallowance of approximately $18 million of affiliate transactions. In addition, the CPL 1997 Final Order denied CPL's request to use straight line amortization for CPL's deferred accounting costs. Instead, the CPL 1997 Final Order requires CPL to continue to use the mortgage amortization method to amortize its deferred accounting costs, resulting in a reduction of $14 million from CPL's rate request. The CPL 1997 Final Order also decreases other depreciation by $17.4 million from CPL's rate request.

         Another major provision of the CPL 1997 Final Order was the Texas Commission's categorization of $800 million of CPL's investment in STP, including Mirror CWIP and deferred accounting, as ECOM. The term ECOM has been used to refer to the amount of costs that potentially would become "stranded" if retail competition were mandated and prices were set in the market, rather than the price being determined by current regulatory standards of reasonable and necessary cost of providing service. The CPL 1997 Final Order reduced CPL's equity return on the ECOM portion of CPL's investment in STP to 7.96%, compared to the 10.9% return on common equity approved for all other invested capital, resulting in a $15.9 million decrease in CPL's rate request. At the same time, the CPL 1997 Final Order accelerated the recovery of the $800 million designated as ECOM to 20 years from the remaining 32-year life of STP.

         The following table contains details of the estimate of the financial impact of the CPL 1997 Final Order.
                                              1997           1998          1999
                                              ----------------------------------
                                                          (millions)

Decrease in revenue                           $(20.9)       $(28.7)      $(41.9)
                                              -------       -------      -------

Items included in decrease in revenue with
 an offsetting effect on expense:
      Accelerated recovery of STP (ECOM)        40.0          40.0         40.0
      Change in depreciation                   (27.3)        (27.3)       (27.3)
      Decommissioning                            4.3           4.3          4.3
      Other                                      6.6           4.5          4.5
                                              -------       -------      -------
                                                23.6          21.5         21.5

                                              -------       -------      -------
Change in current year income before tax       (44.5)        (50.2)       (63.4)
Federal income taxes                            14.7          16.8         21.2
                                              -------       -------      -------
Current year impact on net income              (29.8)        (33.4)       (42.2)

1996 effect                                    (17.7)          --           --
                                              -------       -------      -------
Estimated impact on net income                $(47.5)       $(33.4)      $(42.2)
                                              -------       -------      -------

         CPL will likely appeal the CPL 1997 Final Order to the Texas State District Court by the end of 1997 to challenge the resolution of several issues in the rate case after the rehearing process has concluded. The primary issues include: (i) the classification of $800 million of invested capital in STP as ECOM which was also assigned a lower return on equity than non-ECOM property,
(ii) the Texas Commission's use of the "Glide Path" rate reduction methodology to be applied to rates in mid-1998 and mid-1999, and (iii) the $18 million of disallowed affiliate transactions from CSW Services. Management is unable to predict how the final resolution of these issues will ultimately affect CSW's and CPL's results of operations and financial condition.

         CPL currently accounts for the economic effects of regulation in accordance with SFAS No. 71. Pursuant to the provisions of SFAS No. 71, CPL had recorded approximately $1.2 billion of regulatory related assets at December 31, 1996. The application of SFAS No. 71 is conditioned upon CPL's rates being set based on the cost of providing service. In the event management concludes that as a result of changes in regulation, legislation, the competitive environment, or other factors, including the CPL 1997 Final Order, CPL no longer meets the criteria for following SFAS No. 71, a write-off of regulatory assets would be required. In addition, CPL would be required to determine any impairment to carrying costs of plant investments. If CPL no longer met the criteria for following SFAS No. 71 and a write-off of regulatory assets was required, CPL and CSW could experience, depending on the timing and amount of any write-off, a material adverse effect on their results of operations and financial condition.

         The foregoing discussion of CPL RATE REVIEW - DOCKET NO. 14965 constitutes forward looking information within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information. See FORWARD LOOKING INFORMATION.

         PSO 1997 RATE SETTLEMENT AGREEMENT
         On October 15, 1997, PSO reached a stipulated agreement with parties to settle the rate inquiry that was pending before the Oklahoma Commission and on October 23, 1997, a final order approving the agreement was issued by the Oklahoma Commission. The PSO 1997 Rate Settlement Agreement calls for PSO to lower its retail base rates beginning with the December 1997 billing cycle by approximately $35.9 million annually, or a 5.3 percent decrease below the current level of retail rates. Part of the rate reduction includes a reduction in annual depreciation expense of approximately $10.9 million. In addition, the PSO 1997 Rate Settlement Agreement will result in PSO making a one-time $29 million refund to customers. Through the third quarter of 1997, PSO has recorded the estimated financial impact of the PSO 1997 Rate Settlement Agreement, including recognition of the full $29 million refund obligation.
The refund is expected to be made to customers in December 1997.

         As previously reported, in July 1996, the OCC Staff filed an application seeking a review of PSO's earnings. In accordance with the established schedule, PSO subsequently filed financial data, cost of service and rate design testimony supporting both its current rates and an increase in annual depreciation expense of $26 million. In July 1997, the OCC Staff and other intervenors to the proceeding filed their revenue requirements testimony. In its filing, the OCC Staff recommended a rate reduction of $76.8 million for PSO. Although the OCC Staff's recommended rate reduction included a $109 million rate base reduction and a specific percentage return on capital, these issues were not specifically addressed in the PSO 1997 Rate Settlement Agreement.

         The PSO 1997 Rate Settlement Agreement also provides that PSO completely eliminate or amortize before its next rate filing approximately $41 million in certain deferred assets, approximately $26 million of which had been expensed in 1996. Included in the remaining $15 million of deferred assets are approximately $9 million of costs incurred for customer energy management incentive programs. PSO is continuing to analyze the implications of the PSO 1997 Rate Settlement Agreement. The following table is management's estimate of the financial impact of the PSO 1997 Rate Settlement Agreement on PSO's 1997 results of operations and also its ongoing annual impact on net income in successive years.

                                                                   Ongoing
                                                    1997           Annual
                                                   Impact          Impact
                                                 ----------- --- -----------
                                                         (millions)

Change in revenues                                   $(31.5)        $(35.9)
                                                 -----------     -----------

Changes in expenses (offsetting
 impact included in revenues)
   Depreciation                                        (6.3)         (10.9)
   Rate case deferred costs                             2.2            --
   Income tax                                         (10.2)          (8.8)
                                                 -----------     -----------
                                                      (14.3)         (19.7)

                                                 -----------     -----------
Estimated impact on net income                       $(17.2)        $(16.2)
                                                 -----------     -----------

         The PSO 1997 Rate Settlement Agreement resulted in an adverse effect on PSO's results of operations for 1997 that will have a continuing impact because of the rate decrease, but importantly, it also reduced significant risks for PSO related to this regulatory proceeding and will enable PSO's rates to remain competitive for the foreseeable future.

         The foregoing discussion of PSO 1997 RATE SETTLEMENT AGREEMENT constitutes forward looking information within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information. See FORWARD LOOKING INFORMATION.

         SEEBOARD RECENT REGULATORY ACTIONS
         Following the opening of the United Kingdom domestic and small business electricity market to competition, from April 1998, these customers will be able to choose the supplier from which they purchase electricity. SEEBOARD will compete for customers in its own area as well as throughout the rest of the United Kingdom. The DGES has allowed most of the system development costs associated with the introduction of competition to be recovered by the regional electricity companies through a charge to all customers over the next five years. The DGES has also announced price restraints which set a maximum amount that existing electricity supply companies can charge their domestic and small business customers over the first two years following the introduction of competition, taking into account his view of future electricity purchase costs. For SEEBOARD, this proposal reduces prices in real terms by 6% for the regulatory period ending March 31, 1999 and a further 3% for the following regulatory period ending March 31, 2000.

         OTHER
         Reference is made to NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for information regarding fuel proceedings at CPL, SWEPCO and WTU.


STRATEGIC INITIATIVES

         A vital part of CSW's future business strategy involves initiatives that are complementary to but outside of the traditional United States electric utility industry. This is due in large measure to the well-documented fundamental changes currently impacting the electric utility industry. CSW has undertaken several such initiatives in the past, and will continue to pursue them in the future provided they are consistent with the overall vision for the company which is articulated as "CSW is an innovative leader in the global energy and related services markets." Several initiatives have recently been undertaken in support of this vision.

         In June 1997, the FERC approved the request of CSW PMI to sell power and energy at market-based rates, rather than prices based on cost-of-service, in the wholesale electricity market. Although CSW PMI is subject to the jurisdiction of the FERC, it will not be subject to rate jurisdiction of any state utility commissions. CSW has also made an equity investment in a firm that provides technical consulting services to both the nuclear industry and to governmental agencies associated with the energy industry. In addition, CSW has formed CSW ESI, a company that will spearhead CSW's competitive efforts in the retail electricity markets of states outside of CSW's historical service territories. CSW ESI will not only attempt to secure electricity supply business in the markets which soon will have retail competition, but will also permit CSW to extend its business reach and name recognition beyond CSW's traditional customer base.

         CSW International acquired a minority interest in Vale, a Brazilian electric utility company, for an initial investment of approximately $40 million in December 1996. In October 1997, CSW International made an additional equity investment of approximately $40 million in Vale. The $80 million used to make both equity investments was funded through loans to CSW International by CSW Energy. CSW Energy obtained the funds from its $200 million Senior Note issuance in October 1996.

         In October 1997, SEEBOARD, through CSW International, announced a joint venture to develop a new electricity generating station in southeast England. The South Coast Power joint venture between Scottish Power and SEEBOARD is currently finalizing proposals for the new 500 megawatt combined cycle gas turbine power station. The development cost of the project is expected to total approximately $340 million. South Coast Power already holds governmental permits to build and operate a station on the site, but because of technological advances since the permits were initially obtained, certain modifications must be made to the permits to reflect the current construction plans. Financing plans for South Coast Power are scheduled to be completed in the first quarter of 1998.


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

         FERC Order No. 888 requires holding companies to offer single system transmission rates. However, because the transmission rates of PSO and SWEPCO are under the exclusive jurisdiction of the FERC while the transmission rates of CPL and WTU are under the exclusive jurisdiction of the Texas Commission and the two commissions have different approaches to defining and implementing comparable open access transmission service, Order No. 888 granted the U.S. Electric Operating Companies an exemption permitting them an opportunity to propose a solution that provides comparability to all wholesale users. On November 1, 1996, the U.S. Electric Operating Companies filed a system-wide tariff to comply with Order No. 888 and, on December 31, 1996, the FERC accepted for filing the system-wide tariff which became effective on January 1, 1997, subject to refund and to the issuance of further orders. CSW and the U.S. Electric Operating Companies believe that their system-wide tariff complies with the requirements of both the FERC and the Texas Commission although the tariff does not offer a single system rate.

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

         In April 1997, the Oklahoma Legislature enacted legislation dealing with industry restructuring in Oklahoma, which provides for retail competition by July 1, 2002. The legislation directs the Oklahoma Commission to study all relevant issues relating to restructuring and develop a framework for a restructured industry. The legislation divides the study of restructuring issues by the Oklahoma Commission into four parts: (i) independent system operator issues; (ii) technical issues; (iii) financial issues; and (iv) consumer issues. At the end of each of these studies, the Oklahoma Commission must provide reports along with legislative recommendations. The legislation directs the Oklahoma Tax Commission to study the impact of electric utility restructuring on state tax revenues and the existing tax structure, consider the establishment of a uniform consumption tax, and report to the Oklahoma Legislature by December 31, 1998. The legislation prohibits the establishment of retail competition until a uniform tax policy is established. The legislation also creates a Joint Electric Utility Task Force, a 14-member panel composed of an equal number of representatives from the Oklahoma House of Representatives and the Oklahoma Senate. The duties of this task force include the oversight and direction of the studies by the Oklahoma Commission and the Oklahoma Tax Commission. Management is unable to predict the outcome of these studies or their ultimate impact on the results of operations and financial condition of CSW and PSO.

         In March 1997, the Arkansas Legislature passed a resolution directing interim legislative committees to study competition in the electric power industry in Arkansas. The study began in October 1997. Although several bills addressing industry restructuring and retail competition were introduced in the recent sessions of the Texas and Louisiana legislatures, no such legislation was adopted. The Louisiana Senate did adopt a resolution creating a special committee to assess the impact of retail competition on the state of Louisiana. The committee is scheduled to issue a report before the next regular session of the Louisiana Legislature. Management cannot predict the outcome of the studies in Arkansas and Louisiana or their ultimate impact on the results of operations and financial condition of CSW and SWEPCO.

         CLEAN AIR ENVIRONMENTAL ISSUES
         The EPA recently promulgated revised, more stringent ambient air quality standards for ozone and particulates. While these standards do not mandate emission levels for facilities such as electricity generating power plants, they may result in more areas being designated as non-attainment for these two pollutants. States will be required to develop strategies to achieve compliance in these areas, strategies that may include lower emission levels for electricity generating power plants, possibly including facilities within the CSW System. The impact, if any, on CSW or the U.S. Electric Operating Companies cannot yet be determined and might be ten years from the present, but the impact could ultimately be significant.

         International negotiations continue over the issue of global warming. If a treaty emerges that is signed by the United States and is ratified by the United States Congress which places limitations or roll backs of any greenhouse gas emissions from electricity generating power plants, CSW and the U.S. Electric Operating Companies could be significantly affected, though the magnitude and timing of the effect is indeterminable at this point.


MERGER AND ACQUISITION ACTIVITIES

         SWEPCO CAJUN ASSET PURCHASE PROPOSAL
         As previously reported, Cajun filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code on December 21, 1994 and is currently operating under the supervision of the United States Bankruptcy Court for the Middle District of Louisiana. In October 1996, SWEPCO, together with Entergy Texas and the Committee of Certain Members, which currently consists of seven of the twelve distribution cooperatives served by Cajun, filed the SWEPCO Plan in the bankruptcy court. In April 1997, the Committee of Certain Members as well as another cooperative signed term sheets that support the SWEPCO Plan. In signing the term sheets, the Committee of Certain Members agreed to support the SWEPCO Plan throughout the confirmation process, and if the SWEPCO Plan is confirmed, to sign power supply agreements that meet the conditions of the term sheets.

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

         Two competing plans of reorganization for Cajun have also been filed with the bankruptcy court, each with different rate paths, asset purchase proposals and other provisions. One of the competing plans has the support of both the bankruptcy court-appointed trustee and Cajun's largest creditor, the RUS. This plan also has the support of the three cooperatives not currently supporting the SWEPCO Plan, although the support is based upon signed memoranda of understanding which allow the cooperatives to support other competing parties. In September 1997, SWEPCO reached a contingent settlement in principle with the RUS whereby the RUS would support SWEPCO if certain contingencies are met. SWEPCO is currently pursuing certain aspects of this settlement while also evaluating other conditions of the settlement. However, SWEPCO is currently unable to predict whether settlement with the RUS will ultimately be achieved.

         Confirmation hearings in Cajun's bankruptcy case are now scheduled through January 1998. Consummation of the SWEPCO Plan is conditioned upon confirmation by the bankruptcy court, the receipt by SWEPCO and CSW of all requisite state and federal regulatory approvals and receipt of their corresponding board approvals. If the SWEPCO Plan is confirmed, CSW and SWEPCO expect to utilize a combination of external borrowings and internally generated funds to initially finance the acquisition of Cajun's non-nuclear assets.

         The foregoing discussion of SWEPCO CAJUN ASSET PURCHASE PROPOSAL constitutes forward looking information within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information. See FORWARD LOOKING INFORMATION.

         TERMINATION OF EL PASO MERGER
         Reference is made to NOTE 2.  LITIGATION AND REGULATORY PROCEEDINGS.


RISK MANAGEMENT

         In October 1997, CSW's board of directors adopted a risk management resolution authorizing CSW to engage in currency, interest rate and energy spot and forward transactions and related derivative transactions on behalf of the corporation with foreign and domestic parties as deemed appropriate by executive officers of CSW. The risk management program is necessary to meet the growing demands of CSW's customers for competitive prices and price stability, to enable

CSW to compete in a deregulated power industry, to manage the risks associated with domestic and foreign investments and to take advantage of strategic investment opportunities.

         The U.S. Electric Operating Companies experience commodity price exposures related to the purchase of fuel supplies for the generation of electricity and for the purchase of power and energy from other generation sources. Contracts that provide for the future delivery of these commodities can be considered forward contracts which contain pricing and/or volume terms designed to stabilize the cost of the commodity. Consequently, the U.S. Electric Operating Companies manage their price exposure for the benefit of customers by balancing their commodity purchases through a combination of long-term and short-term (spot-market) agreements. In addition, CSW has been exposed to currency and interest rate risks which reflect the changing exchange rate that exists between the U.S. dollar and the British pound since its purchase of SEEBOARD in 1995. CSW has utilized certain risk management tools to manage adverse changes in exchange rates and to facilitate financing transactions resulting from CSW's acquisition of SEEBOARD.

PART II - OTHER INFORMATION

         For background and earlier developments relating to PART II information, reference is made to the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 1996 and Combined Quarterly Reports on Form 10-Q for the quarters ended March 31, 1997 and June 30, 1997.


ITEM 1.  LEGAL PROCEEDINGS

         CPL MUNICIPAL FRANCHISE FEE LITIGATION
         As previously reported, in May 1996, the city of San Juan, Texas filed a class action in Hidalgo County, Texas District Court on behalf of all cities served by CPL based upon CPL's alleged underpayment of municipal franchise fees. The city of San Juan asserts various contract and tort claims against CPL as well as certain audit rights. The suit seeks unspecified damages and attorneys' fees. CPL filed a counterclaim for any overpayment of franchise fees it may have made as well as its attorneys' fees. CPL also filed a motion to transfer venue to Nueces County, Texas, and a plea to the jurisdiction and pleas in abatement asserting that the Texas Commission has primary jurisdiction over the claims filed by the city of San Juan. In January, 1997, CPL filed an original petition at the Texas Commission requesting the Texas Commission to declare its jurisdiction over CPL's collection and payment of municipal franchise fees.

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

         SWEPCO BURLINGTON NORTHERN TRANSPORTATION CONTRACT
         In January 1995, a state district court in Bowie County, Texas entered judgment in favor of SWEPCO against Burlington Northern in a lawsuit regarding rates charged under two rail transportation contracts for delivery of coal to SWEPCO's Welsh and Flint Creek power stations. The court awarded SWEPCO approximately $72 million that would inure to the benefit of customers, if collected, representing damages for the period from April 27, 1989 through September 26, 1994, as well as post-judgment interest and attorneys' fees and granted certain declaratory relief requested by SWEPCO. Burlington Northern appealed the state district court's judgment to the Texarkana, Texas Court of Appeals and, in April 1996, that court reversed the judgment of the state district court. In October 1996, SWEPCO filed an application with the Supreme Court of Texas to grant a writ of error to review and reverse the judgment of the Texarkana, Texas Court of Appeals. In June 1997, the Supreme Court of Texas granted SWEPCO's application for writ of error. Oral argument was held before the Supreme Court of Texas in October 1997, and the matter is now pending.

         SWEPCO LIGNITE MINING AGREEMENT LITIGATION
         SWEPCO and CLECO are each a 50% owner of Dolet Hills Power Station Unit 1 and jointly own lignite reserves in the Dolet Hills area of northwestern Louisiana. In 1982 the SWEPCO and CLECO entered into a lignite mining agreement with the DHMV, a partnership for the mining and delivery of lignite from a portion of these reserves.

         On April 15, 1997, SWEPCO and CLECO filed suit against DHMV and its partners in the United States District Court for the Western District of Louisiana seeking to enforce various obligations of DHMV to SWEPCO and CLECO under the lignite mining agreement, including provisions relating to the quality of the delivered lignite, pricing, and mine reclamation practices. On June 15, 1997, DHMV filed an answer denying the allegations in the suit and filed a counterclaim asserting various contract-related claims against SWEPCO and CLECO. SWEPCO and CLECO have denied the allegations in the counterclaims.

         SWEPCO intends to vigorously prosecute the claims against DHMV and defend against the counterclaims which DHMV has asserted. Although SWEPCO cannot predict the ultimate outcome of this matter, management believes that the resolution of this matter will not have a material adverse effect on SWEPCO's results of operations or financial condition.

         OTHER LEGAL CLAIMS AND PROCEEDINGS
         The CSW System is party to various other legal claims and proceedings arising in the normal course of business. Management does not expect disposition of these matters to have a material adverse effect on the Registrants' results of operations or financial condition. See PART I - NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS and NOTE 3. COMMITMENTS AND CONTINGENT LIABILITIES.


ITEM 5.  OTHER INFORMATION

         ADOPTION OF RIGHTS PLAN
         In September 1997, CSW's board of directors adopted a Rights Plan, which is subject to SEC approval under the Holding Company Act. An application to the SEC requesting approval of the Rights Plan was filed on September 29, 1997. The Rights Plan was adopted as part of the fiduciary responsibility of CSW's board of directors, and was not adopted because of any takeover offer or threat. The Rights Plan is intended to assure fair and equal treatment for all of CSW's stockholders in the event of a hostile takeover attempt and to encourage a potential acquirer to negotiate with CSW's board of directors before attempting a takeover so as to assure a fair price for all stockholders.

         Following SEC approval of the Rights Plan, CSW will make a dividend distribution of one right for each outstanding share of its common stock, as of a record date to be determined by its board of directors. CSW stockholders are not required to take any action to receive their rights distribution. Prior to the date upon which the rights become exercisable under the Rights Plan, CSW's outstanding stock certificates will represent both the shares of common stock and the rights, and the rights will trade only together with the shares.

         Upon a "triggering event" under the Rights Plan, which would occur ten days after a person or group acquires or announces a tender or exchange offer to acquire fifteen percent or more of CSW's outstanding common stock, the rights will become exercisable and will trade independently of CSW's common stock. After a person or group acquires fifteen percent or more of CSW's outstanding common stock, each right, except those held by such acquiring person or group, whose rights would become void, will entitle the holder to purchase, at the exercise price, additional CSW common shares having a current market value of two times the exercise price. If CSW is acquired in a merger or other business combination, each right will entitle the holder to purchase, at the exercise price, common stock of the acquiror having a current market value of two times the exercise price. In either case, after a triggering event occurs but before an acquiring person becomes the owner of at least fifty percent of CSW's outstanding common stock, CSW's board of directors may direct the exchange of one share of CSW's common stock for each right then outstanding and not exercised.

         CSW's board of directors may redeem the rights for a price of one cent per right prior to the earlier of the rights becoming exercisable or the expiration of the Rights Plan. The rights will expire in ten years from the effective date unless they are earlier redeemed or exchanged by CSW. CSW will mail additional information to its stockholders as of the record date for distribution of the rights, which is expected to be the tenth day following approval of the Rights Plan by the SEC.

         NEW MANAGEMENT OF STP
         In September 1997, STPNOC was formed to begin the transition from HL&P as the STP Project Manager to an independent STP operator. Each of the four STP co-owners will be represented on the STPNOC board of directors. The CPL representative has been elected as the initial chairman of the board of directors. CPL believes the formation of STPNOC is in the best interest of CPL and of each of the other STP co-owners.

         The establishment of the independent operating company provides the following advantages: (i) allows the management and work force to focus exclusively on the safe, reliable and efficient operation of the STP units; (ii) removes most of the possibility of disputes between the four owners over the operation of the facility; (iii) removes dissension over the potential liability of HL&P who was acting as the project manager; and (iv) allows the management of the facility to tailor a total compensation package for the STP work force which best suits that work force and its needs. In addition, the formation and operation of STPNOC is expected to result in a decrease in costs allocable to CPL related to its investment in STP.

         On October 1, 1997, all HL&P employees assigned to STP were transferred from HL&P to STPNOC. HL&P will be removed as the STP Project Manager on completion of various transition agreements, including an amended participation agreement. The replacement of HL&P as STP Project Manager with STPNOC is anticipated to be completed before the end of 1997.

         SALE OF CSW ENERGY SWEENY OWNERSHIP INTEREST
         In August 1997, an affiliate of CSW Energy sold 50% of its 100% interest in the Sweeny Cogeneration project. The sale of the ownership interest was necessary for the Sweeny Cogeneration project to maintain its qualifying facility status under the Public Utility Regulatory Policy Act of 1978. CSW Energy provided the $56.5 million non-recourse financing for the sale which is expected to be repaid from project distributions or proceeds from sale, as defined in the sales agreements. Construction on the 330 megawatt electricity generating facility is estimated to be completed in early 1998 with a commercial operation date soon thereafter. CSW Energy did not recognize a gain or loss on this transaction.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS:

     (3)   ARTICLES OF INCORPORATION AND BY-LAWS OF CSW ESI
           1  Certificate of Incorporation, filed herewith.
           2  Bylaws, filed herewith.

     (4)   INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS
           1 CSW Shareholder Rights Plan adopted September 27, 1997, filed herewith.

     (12)  COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
           CPL - (Exhibit 12.1), filed herewith.
           PSO - (Exhibit 12.2), filed herewith.
           SWEPCO - (Exhibit 12.3), filed herewith.
           WTU - (Exhibit 12.4), filed herewith.

     (27)  FINANCIAL DATA SCHEDULES
           CSW - (Exhibit 27.1), filed herewith.


(B)  REPORTS FILED ON FORM 8-K:

           CSW
           ITEM 5. OTHER EVENTS, dated July 2, 1997, reporting information related to the United Kingdom Windfall Profits Tax.
           ITEM 5. OTHER EVENTS, dated July 16, 1997, reporting the settlement of litigation related to the termination of the proposed El Paso Merger.
           ITEM 5.OTHER EVENTS, and ITEM 7. FINANCIAL STATEMENTS AND EXHIBITS, dated September 27, 1997, reporting CSW's adoption of the Rights Plan.

           CSW AND CPL
           ITEM 5. OTHER EVENTS, dated September 10, 1997, providing certain information related to CPL's rate review.

           CSW AND PSO
           ITEM 5. OTHER EVENTS, dated July 17, 1997, reporting information related to PSO's rate review.
           ITEM 5. OTHER EVENTS, dated October 15, 1997, reporting the PSO 1997 Rate Settlement Agreement.

           SWEPCO, WTU
           None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned Registrant shall be deemed to relate only to matters having reference to such Registrant or its subsidiaries.


                       CENTRAL AND SOUTH WEST CORPORATION


Date:  November 13, 1997                 /S/ LAWRENCE B. CONNORS
                                         --------------------------
                                         Lawrence B. Connors
                                         Controller and Chief Accounting Officer
                                         (Principal Accounting Officer)



                                         CENTRAL POWER AND LIGHT COMPANY
                                         PUBLIC SERVICE COMPANY OF OKLAHOMA
                                         SOUTHWESTERN ELECTRIC POWER COMPANY
                                         WEST TEXAS UTILITIES COMPANY


Date:  November 13, 1997                 /S/ R. RUSSELL DAVIS
                                         -----------------------
                                         R. Russell Davis
                                         Controller and Chief Accounting Officer
                                         (Principal Accounting Officer)