Form 10-Q
period 1998-03-31
CENTRAL & SOUTH WEST CORP
filed 1998-05-15
CIK 18540

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
          (X) COMBINED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1998

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

Common Stock Outstanding at May 8, 1998                    Shares
   Central and South West Corporation                    212,292,107
   Central Power and Light Company                         6,755,535
   Public Service Company of Oklahoma                      9,013,000
   Southwestern Electric Power Company                     7,536,640
   West Texas Utilities Company                            5,488,560

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

           CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY COMPANIES

               TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q
                                 MARCH 31, 1998


                                                                          PAGE

GLOSSARY OF TERMS..........................................................3


FORWARD LOOKING INFORMATION................................................4

      CENTRAL AND SOUTH WEST CORPORATION...................................5

PART I.  FINANCIAL INFORMATION.............................................5


   ITEM 1.  FINANCIAL STATEMENTS...........................................5
      CENTRAL POWER AND LIGHT COMPANY.....................................13
      PUBLIC SERVICE COMPANY OF OKLAHOMA..................................19
      SOUTHWESTERN ELECTRIC POWER COMPANY.................................25
      WEST TEXAS UTILITIES COMPANY........................................31
      NOTES TO FINANCIAL STATEMENTS.......................................38

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL..............49

PART II - OTHER INFORMATION...............................................59


   ITEM 1.  LEGAL PROCEEDINGS.............................................59

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........60

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..............................61

SIGNATURES................................................................62

GLOSSARY OF TERMS
The following abbreviations or acronyms used in this text are defined below:

ABBREVIATION OR ACRONYM     DEFINITION
AEP.........................American Electric Power Company, Inc.
AEP Merger..................Proposed Merger between AEP and CSW where CSW would become a wholly owned subsidiary of AEP
Anglo.......................Anglo Metal, Inc.
ANI.........................American Nuclear Insurance
Burlington Northern.........Burlington Northern Railroad Company
C3 Communications...........C3 Communications, Inc., Austin, Texas (formerly
                            CSW Communications, Inc.)
Cajun.......................Cajun Electric Power Cooperative, Inc.
CERCLA......................Comprehensive Environmental Response,
                            Compensation and Liability Act of 1980
CLECO.......................Central Louisiana Electric Company, Inc.
CPL.........................Central Power and Light Company, Corpus Christi,
                            Texas
CPL 1997 Final Order........Final orders received from the Texas Commission in CPL's rate case Docket No. 14965, including
                            both the order received on September 10, 1997 and
                            the revised order received on October 16, 1997
CPL 1997 Original
  Rate Order................Final order issued on March 31, 1997 by the Texas
                            Commission in CPL's rate case Docket No. 14965
CSW.........................Central and South West Corporation, Dallas, Texas
CSW Credit..................CSW Credit, Inc., Dallas, Texas
CSW Energy..................CSW Energy, Inc., Dallas, Texas
CSW International...........CSW International, Inc., Dallas, Texas
CSW Services................Central and South West Services, Inc., Dallas,
                            Texas and Tulsa, Oklahoma
CSW System..................CSW and its subsidiaries
CWIP........................Construction work in progress
ECOM........................Excess cost over market
El Paso.....................El Paso Electric Company
EnerShop....................EnerShopSM Inc., Dallas, Texas
Entergy Texas...............Entergy Texas Utilities Company
EPA.........................Environmental Protection Agency
ERCOT.......................Electric Reliability Council of Texas
Exchange Act................Securities Exchange Act of 1934, as amended
FASB........................Financial Accounting Standards Board
FERC........................Federal Energy Regulatory Commission
FMB.........................First mortgage bond
Holding Company Act.........Public Utility Holding Company Act of 1935, as
                            amended
ITC.........................Investment tax credit
KWH.........................Killowatt-hour
LIFO........................Last-in First-out (inventory accounting method)
MD&A........................Management's Discussion and Analysis of Financial
                            Condition and Results of Operations
MDEQ........................Mississippi Department of Environmental Quality
MGP.........................Manufactured gas plant or coal gasification plant
Mirror CWIP.................Mirror Construction Work in Progress
Mississippi Power...........Mississippi Power Company
MMbtu.......................Million Btu (British thermal unit)
MW..........................Megawatt
MWH.........................Megawatt-hour
NEIL........................Nuclear Electric Insurance Limited
NRC.........................Nuclear Regulatory Commission
Oklahoma Commission.........Corporation Commission of the State of Oklahoma
PowerShare..................CSW's PowerShareSM Dividend Reinvestment and Stock
                            Purchase Plan
PRP.........................Potentially responsible party
PSO.........................Public Service Company of Oklahoma, Tulsa, Oklahoma
PSO 1997 Rate Settlement
  Agreement.................Joint stipulation agreement reached by PSO and other parties to settle PSO's 1997 rate inquiry
Registrant(s)...............CSW, CPL, PSO, SWEPCO and WTU

ABBREVIATION OR ACRONYM                      DEFINITION
RUS.........................Rural Utilities Service of the federal government
SEC.........................United States Securities and Exchange Commission
SEEBOARD....................SEEBOARD plc., Crawley, West Sussex, United Kingdom
SEEBOARD U.S.A..............CSW's investment in SEEBOARD consolidated and converted to U.S. Generally Accepted Accounting Principles
SFAS........................Statement of Financial Accounting Standards
SFAS No. 52.................Foreign Currency Translation
SFAS No. 71.................Accounting for the Effects of Certain Types of
                            Regulation
SFAS No. 131................Disclosure about Segments of an Enterprise and
                            Related Information
STP.........................South Texas Project nuclear electric generating station, jointly owned by CPL, Houston Lighting and Power Company, City of Austin, and City of San Antonio
SWEPCO......................Southwestern Electric Power Company, Shreveport,
                            Louisiana
SWEPCO Plan.................The amended plan of reorganization for Cajun filed by the Members Committee and SWEPCO on March 18, 1998 with the U.S. Bankruptcy Court for the Middle District of Louisiana
Texas Commission............Public Utility Commission of Texas
Retirement Savings Plan.....CSW's employee thrift plan
Transok.....................Transok, Inc. and subsidiaries, a former wholly-owned subsidiary of CSW
Trust Preferred Securities..Collective term for securities issued by business trusts of CPL, PSO and SWEPCO classified on the balance sheet as "Certain Subsidiary
                            (or CPL/PSO/SWEPCO)- obligated, mandatorily
                            redeemable preferred securities of subsidiary trusts holding solely Junior Subordinated Debentures of such Subsidiaries (or CPL/PSO/SWEPCO)"
U.S. Electric(s) or
  U.S. Electric Operating
  Companies.................CPL, PSO, SWEPCO and WTU
Valero......................Valero Refining Company-Texas, Valero Refining
                            Company and Valero Energy Company
WTU.........................West Texas Utilities Company, Abilene, Texas



FORWARD LOOKING INFORMATION
This report made by CSW and its subsidiaries contains forward looking statements within the meaning of Section 21E of the Exchange Act. Although CSW and each of its subsidiaries believe that, in making any such statements, their expectations are based on reasonable assumptions, any such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. Important factors that could cause actual results to differ materially from those in the forward looking statements include, but are not limited to: the impact of general economic changes in the U.S. and in countries in which CSW either currently has made or in the future may make investments; the impact of deregulation on the U.S. electric utility business; increased competition and electric utility industry restructuring in the U.S.; the impact of the proposed AEP Merger, other merger and acquisition activity, or the inability to consummate the AEP Merger; federal and state regulatory developments and changes in law which may have a substantial adverse impact on the value of CSW System assets; timing and adequacy of rate relief; adverse changes in electric load and customer growth; climatic changes or unexpected changes in weather patterns; changing fuel prices, generating plant and distribution facility performance; decommissioning costs associated with nuclear generating facilities; uncertainties in foreign operations and foreign laws affecting CSW's investments in those countries; the effects of retail competition in the natural gas and electricity distribution and supply businesses in the United Kingdom; and the timing and success of efforts to develop domestic and international power projects. In the non-utility area, the aforementioned factors would also apply, and, in addition, would include, but are not limited to: the ability to compete effectively in new areas, including telecommunications, power marketing and brokering, and other energy related services, as well as evolving federal and state regulatory legislation and policies that may adversely affect those industries generally or the CSW System's business in areas in which it operates.

CSW


                       CENTRAL AND SOUTH WEST CORPORATION
                            AND SUBSIDIARY COMPANIES




                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                       CENTRAL AND SOUTH WEST CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                      --------------------
                                                       1998          1997
                                                      ------        ------
                                                     (millions, except per
                                                         share amounts)
Operating Revenues
    U.S. Electric                                       $689          $743
    United Kingdom                                       533           521
    Other diversified                                     35            14
                                                      ------        ------
                                                       1,257         1,278
Operating Expenses and Taxes
    U.S. Electric fuel                                   236           262
    U.S. Electric purchased power                         21            25
    United Kingdom cost of sales                         385           369
    Other operating                                      228           219
    Maintenance                                           34            33
    Provision for CPL 1997 Final Order                  --              41
    El Paso merger litigation                           --              25
    Depreciation and amortization                        123           118
    Taxes, other than income                              46            48
    Income taxes                                          21            11
                                                      ------        ------
                                                       1,094         1,151
                                                      ------        ------
Operating Income                                         163           127
                                                      ------        ------

Other Income and Deductions
    Other                                                 18             3
    Non-operating income taxes                            (3)            2
                                                      ------        ------
                                                          15             5
                                                      ------        ------

Income Before Interest and Other Charges                 178           132

Interest and Other Charges
    Interest on long-term debt                            80            83
    Interest on short-term debt and other                 29            20
    Distributions on trust preferred securities            7          --
    Preferred dividend requirements of subsidiaries        2             4
                                                      ------        ------
                                                         118           107
                                                      ------        ------

Net Income for Common Stock                              $60           $25
                                                      ======        ======

Average Common Shares Outstanding                      212.3         211.8

Basic and Diluted Earnings per Share                   $0.28         $0.12
                                                      ======        ======

Dividends Paid per Share of Common Stock              $0.435        $0.435
                                                      ======        ======

The accompanying notes to consolidated financial statements are an integral part of these statements.

                       CENTRAL AND SOUTH WEST CORPORATION

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)



                                                       Three Months Ended
                                                            March 31,
                                                      --------------------
                                                       1998          1997
                                                      ------        ------
                                                           (millions)

Net Income for Common Stock                            $60           $25

Other comprehensive income, net of tax
    Foreign currency translation adjustment             16           (48)
    Unrealized gains or losses on securities:
        Unrealized gains(losses) occurring
          during period                                  3            (1)
        Adjustments for gains(losses)
          included in net income                        (8)          --
                                                      ----          ----
                                                        11           (49)

Comprehensive Income (Loss)                            $71          $(24)
                                                      ====          ====

































  The accompanying notes to consolidated financial statements are an integral part of these statements.

                       CENTRAL AND SOUTH WEST CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                      March 31,    December 31,
                                                        1998          1997
                                                     (unaudited)   (audited)
                                                      -------       -------
                                                           (millions)
ASSETS
Fixed Assets
    Electric
        Production                                     $5,831        $5,824
        Transmission                                    1,570         1,558
        Distribution                                    4,566         4,453
        General                                         1,402         1,381
        Construction work in progress                     179           184
        Nuclear fuel                                      197           196
                                                      -------       -------
                                                       13,745        13,596
    Other diversified                                     264           250
                                                      -------       -------
                                                       14,009        13,846
  Less - Accumulated depreciation and amortization      5,399         5,264
                                                      -------       -------
                                                        8,610         8,582
                                                      -------       -------
Current Assets
    Cash and temporary cash investments                    93            75
    Accounts receivable                                   831           916
    Materials and supplies, at average cost               167           172
    Electric utility fuel inventory                        70            65
    Under-recovered fuel costs                             32            84
    Prepayments and other                                  75            78
                                                      -------       -------
                                                        1,268         1,390
                                                      -------       -------
Deferred Charges and Other Assets
    Deferred plant costs                                  502           503
    Mirror CWIP asset                                     282           285
    Other non-utility investments                         338           448
    Securities available for sale                          98           103
    Income tax related regulatory assets, net             323           329
    Goodwill                                            1,451         1,428
    Other                                                 516           383
                                                      -------       -------
                                                        3,510         3,479
                                                      -------       -------
                                                      $13,388       $13,451
                                                      =======       =======













   The accompanying notes to consolidated financial statements are an integral part of these statements.

                       CENTRAL AND SOUTH WEST CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                            March 31,          December 31,
                                              1998                1997
                                           (unaudited)          (audited)
                                             -------             -------
CAPITALIZATION AND LIABILITIES                        (millions)
Capitalization
    Common stock:   $3.50 par value
        Authorized shares:   350.0 million
        Issued and outstanding shares:
          212.3 million in 1998 and 212.2
          million in 1997                      $ 743               $ 743
    Paid-in capital                            1,040               1,039
    Retained earnings                          1,718               1,750
    Accumulated other comprehensive income        35                  24
                                             -------             -------
                                               3,536   44%         3,556   45%
                                             -------  ---        -------  ---
    Preferred Stock
        Not subject to mandatory redemption      176                 176
        Subject to mandatory redemption           26                  26
                                             -------             -------
                                                 202    3%           202    2%
    Certain Subsidiary-obligated,
      mandatorily redeemable preferred
      securities of subsidiary trusts
      holding solely Junior Subordinated
      Debentures of such Subsidiaries            335    4%           335    4%
    Long-term debt                             3,883   49%         3,898   49%
                                             -------  ---        -------  ---
          Total Capitalization                 7,956  100%         7,991  100%
                                             -------  ---        -------  ---

Current Liabilities
    Long-term debt and preferred stock due
      within twelve months                        29                  32
    Short-term debt                              911                 721
    Short-term debt - CSW Credit                 556                 636
    Loan notes                                    58                  56
    Accounts payable                             474                 558
    Accrued taxes                                177                 171
    Accrued interest                             106                  87
    Other                                        173                 238
                                             -------             -------
                                               2,484               2,499
                                             -------             -------

Deferred Credits
    Accumulated deferred income taxes          2,434               2,432
    Investment tax credits                       275                 278
    Other                                        239                 251
                                             -------             -------
                                               2,948               2,961
                                             -------             -------
                                            $ 13,388            $ 13,451
                                             =======             =======









   The accompanying notes to consolidated financial statements are an integral part of these statements.

                       CENTRAL AND SOUTH WEST CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                      Three Months Ended
                                                            March 31,
                                                      -------------------
                                                       1998          1997
                                                      -----         -----
OPERATING ACTIVITIES                                        (millions)
    Net income for common stock                         $60           $25
    Non-cash Items and Adjustments
        Depreciation and amortization                   127           127
        Deferred income taxes and investment
          tax credits                                   (10)            5
        Preferred stock dividends                         2             4
        Provision for CPL 1997 Final Order             --              41
    Changes in Assets and Liabilities
        Accounts receivable                              88            61
        Accounts payable                                (90)          (89)
        Accrued taxes                                     4          (230)
        Fuel inventory                                   (5)           15
        Fuel recovery                                    51            (6)
        Refund due customers                            (59)            4
        Other                                           (21)           11
                                                      -----         -----
                                                        147           (32)
                                                      -----         -----
INVESTING ACTIVITIES
    Construction expenditures                          (119)          (97)
    CSW Energy/CSW International projects                19           (27)
    Other                                               (10)           (5)
                                                      -----         -----
                                                       (110)         (129)
                                                      -----         -----
FINANCING ACTIVITIES
    Common stock sold                                     1            19
    Long-term debt sold                                   5          --
    Reacquisition/Maturity of long-term debt            (59)           (1)
    Special deposits for the reacquisition
      of preferred stock                               --             (77)
    Other financing activities                           19            16
    Change in short-term debt                           110           169
    Payment of dividends                                (95)          (96)
                                                      -----         -----
                                                        (19)           30
                                                      -----         -----

Effect of exchange rate changes on cash
  and cash equivalents                                 --              (3)

Net Change in Cash and Cash Equivalents                  18          (134)
Cash and Cash Equivalents at Beginning of Year           75           254
                                                      =====         =====
Cash and Cash Equivalents at End of Period              $93          $120
                                                      =====         =====

SUPPLEMENTARY INFORMATION
    Interest paid less amounts capitalized             $101           $80
                                                      =====         =====
    Income taxes paid                                 $--            $238
                                                      =====         =====


   The accompanying notes to consolidated financial statements are an integral part of these statements.

CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY COMPANIES
RESULTS OF OPERATIONS

          Set forth below is information concerning the consolidated results of operations of CSW for the three month periods ended March 31, 1998 and March 31, 1997. For information concerning the results of operations for each of the U.S. Electric Operating Companies, see the discussions under the heading RESULTS OF OPERATIONS following the financial statements of each of the U.S. Electric Operating Companies.


COMPARISON OF THE QUARTERS ENDED MARCH 31, 1998 AND 1997

          Net income for common stock increased to $60 million in the first quarter of 1998 from $25 million in 1997 due primarily to the absence in 1998 of charges recorded in the first quarter of 1997 related to the CPL 1997 Original Rate Order of $27 million, net of tax, and CSW's settlement of its El Paso litigation of $16 million, net of tax. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for more information related to the CPL 1997 Original Rate Order and CSW's El Paso litigation. Other factors affecting earnings, that almost entirely offset each other, are discussed below.

          In the first quarter of 1998, the U.S. Electric Operating Companies and SEEBOARD U.S.A. contributed the following percentages to CSW's results of operations.

                                                          Corporate
                               U.S.    SEEBOARD    Total  Items and
                             Electric   U.S.A.   Electric   Other     Total
                           ---------------------------------------------------

Operating Revenues              55%      42%        97%      3%        100%
Operating Income                62%      35%        97%      3%        100%
Net Income for Common Stock     61%      55%       116%     (16)%      100%

          U.S. Electric revenue decreased $54 million, or 7%, in the first quarter of 1998 compared to the same period a year ago due to the following factors. The $30 million decrease in non-fuel revenue was due primarily to lower weather-related demand and reduced rates resulting from both the CPL 1997 Final Order and the PSO 1997 Rate Settlement Agreement. Fuel revenue was $24 million lower in the first quarter of 1998 due to lower fuel expense discussed below. United Kingdom revenue increased $12 million in the first quarter of 1998 compared to the same period last year due primarily to higher unit sales partially offset by a reduction in tariffs. Other diversified revenue increased $21 million to $35 million for the comparison periods due primarily to increased business activity at CSW Energy, CSW Credit, C3 Communications and EnerShop.

          U.S. Electric fuel expense decreased $26 million, or 10%, during the first quarter of 1998 compared to the same period last year due primarily to a decrease in the average unit fuel cost to $1.63 per MMbtu from $1.84 per MMbtu resulting from purchases of lower priced spot market natural gas, utilization of lower cost spot market coal at SWEPCO and the renegotiation of long-term fuel contracts at WTU. Purchased power decreased $4 million, or 16%, for the comparison periods due primarily to decreases in economy and emergency energy purchases resulting from the effects of milder weather and lower fuel costs discussed above. United Kingdom cost of sales increased $16 million, or 4%, during the first quarter of 1998 compared to the same period last year due primarily to an increase in energy purchases resulting from increased units sold.

          Other operating expense increased $9 million in the first quarter of 1998 compared to the same period a year ago due primarily to increased business activity at CSW Energy of $16 million and C3 Communications of $4 million. Also contributing to the increase was the absence in 1998 of adjustments to reserves in 1997 at SEEBOARD of $3 million. Partially offsetting these increases were the 1997 write-off of rate case and demand side management expenditures of $11 million resulting from the CPL 1997 Original Rate Order as well as the absence in 1998 of higher nuclear operations expense recorded in 1997 at CPL.

          Depreciation and amortization expense increased $5 million in the first quarter of 1998 compared to the same period last year due primarily to accelerated recovery of ECOM property recorded in 1998 related to the CPL 1997 Final Order and higher levels of depreciable property at most CSW subsidiaries. Also contributing to the increase was 1997 depreciation and amortization expense that was classified in Provision for CPL 1997 Final Order, the classification of which had not yet received FERC approval. Partially offsetting the increase in depreciation and amortization expense were the lower depreciation rates utilized in the first quarter of 1998 associated with the PSO 1997 Rate Settlement Agreement and non-ECOM property related to the CPL 1997 Final Order.

          Operating income taxes increased $10 million in the first quarter of 1998 compared to the same period last year due primarily to increased operating income, partially offset by the recognition of foreign tax benefits at SEEBOARD U.S.A.

          Other income and deductions increased $10 million in the first quarter of 1998 compared to the first quarter of 1997 due primarily to C3
Communications' sale of a telecommunications investment for $5 million after tax, and higher other income at SEEBOARD of $4 million resulting from higher profits from SEEBOARD's investment in Medway Power Station.

          Interest and other charges increased $11 million in the first quarter of 1998 compared to the same period last year due primarily to $7 million in distributions on Trust Preferred Securities at CPL, PSO and SWEPCO and increased interest on short-term debt due to higher levels of borrowings. These increases were partially offset by a $3 million reduction in interest on long-term debt due primarily to the redemption of CPL's 6% Series BB, FMBs which matured October 1, 1997. Also partially offsetting the increase in interest and other charges were the reduced preferred stock dividend requirements at the U.S. Electrics related to their preferred stock reacquisitions in the second quarter of 1997.

CPL


                        CENTRAL POWER AND LIGHT COMPANY




                         PART I. FINANCIAL INFORMATION.

                          ITEM 1. FINANCIAL STATEMENTS.

                         CENTRAL POWER AND LIGHT COMPANY

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


                                                         Three Months Ended
                                                             March 31,
                                                      -----------------------
                                                        1998           1997
                                                      ---------     ---------
                                                             (thousands)

Electric Operating Revenues                            $274,453      $314,661

Operating Expenses and Taxes
    Fuel                                                 72,948        78,260
    Purchased power                                       8,558        17,601
    Other operating                                      60,496        75,771
    Provision for CPL 1997 Final Order                     --          40,923
    Maintenance                                          13,057        14,984
    Depreciation and amortization                        41,712        38,373
    Taxes, other than income                             19,482        21,257
    Income taxes                                         11,820        (2,711)
                                                      ---------     ---------
                                                        228,073       284,458
                                                      ---------     ---------

Operating Income                                         46,380        30,203
                                                      ---------     ---------

Other Income and Deductions
    Allowance for equity funds used
      during construction                                  --             485
    Other                                                 2,314        (1,394)
    Non-operating income taxes                              384         1,446
                                                      ---------     ---------
                                                          2,698           537
                                                      ---------     ---------

Income Before Interest Charges                           49,078        30,740
                                                      ---------     ---------

Interest Charges
    Interest on long-term debt                           23,500        26,975
    Distributions on Trust Preferred Securities           3,000          --
    Interest on short-term debt and other                 9,877         7,465
    Allowance for borrowed funds used
      during construction                                  (688)         (493)
                                                      ---------     ---------
                                                         35,689        33,947
                                                      ---------     ---------

Net Income (Loss)                                        13,389        (3,207)
    Less:  Preferred stock dividends                      1,808         3,433
                                                      ---------     ---------
Net Income (Loss) for Common Stock                      $11,581       $(6,640)
                                                      =========     =========





  The accompanying notes to consolidated financial statements as they relate to
                  CPL are an integral part of these statements.

                         CENTRAL POWER AND LIGHT COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                                       March 31,    December 31,
                                                         1998          1997
                                                      (unaudited)    (audited)
                                                      -----------   ----------
                                                             (thousands)
ASSETS
Electric Utility Plant
    Production                                         $3,110,209   $3,106,576
    Transmission                                          520,668      517,903
    Distribution                                        1,039,307    1,021,759
    General                                               299,065      295,974
    Construction work in progress                          82,860       77,390
    Nuclear fuel                                          196,848      196,147
                                                      -----------   ----------
                                                        5,248,957    5,215,749
  Less - accumulated depreciation                       1,944,365    1,891,406
                                                      -----------   ----------
                                                        3,304,592    3,324,343
                                                      -----------   ----------
Current Assets
    Cash                                                    1,463         --
    Accounts receivable                                    52,197       61,311
    Materials and supplies, at average cost                63,215       65,290
    Fuel inventory                                         19,064       14,816
    Under-recovered fuel costs                              1,079       43,229
    Prepayments                                            (2,253)       2,595
                                                      -----------   ----------
                                                          134,765      187,241
                                                      -----------   ----------
Deferred Charges and Other Assets
    Deferred STP costs                                    484,059      484,277
    Mirror CWIP asset                                     282,172      285,431
    Income tax related regulatory assets, net             382,982      390,149
    Nuclear decommissioning trust                          56,465       45,676
    Other                                                  95,231       96,193
                                                      -----------   ----------
                                                        1,300,909    1,301,726
                                                      -----------   ----------
                                                       $4,740,266   $4,813,310
                                                      ===========   ==========













  The accompanying notes to consolidated financial statements as they relate to
                  CPL are an integral part of these statements.

                         CENTRAL POWER AND LIGHT COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                             March 31,         December 31,
                                               1998               1997
                                            (unaudited)         (audited)
                                            -----------        -----------
                                                      (thousands)
CAPITALIZATION AND LIABILITIES
Capitalization
    Common stock:  $25 par value
        Authorized shares:  12,000,000
        Issued and outstanding shares:
          6,755,535                           $ 168,888          $ 168,888
    Paid-in capital                             405,000            405,000
    Retained earnings                           804,863            833,282
                                            -----------        -----------
       Total Common Stock Equity              1,378,751   46%    1,407,170   47%
                                            -----------  ---   -----------  ---

    Preferred stock                             163,204    5%      163,204    5%
    CPL-obligated, mandatorily redeemable
        preferred securities of subsidiary
        trust holding solely Junior
        Subordinated Debentures of CPL          150,000    5%      150,000    5%
    Long-term debt                            1,303,682   44%    1,302,266   43%
                                            -----------  ---   -----------  ---
       Total Capitalization                   2,995,637  100%    3,022,640  100%
                                            -----------  ---   -----------  ---

Current Liabilities
    Long-term debt due within twelve months       --                28,000
    Advances from affiliates                    192,606            142,781
    Accounts payable                             88,753             84,160
    Accrued taxes                                12,151             13,558
    Accumulated deferred income taxes            17,289             21,382
    Accrued interest                             30,056             28,379
    Refund due customers                          4,560             63,713
    Other                                        14,736             14,551
                                            -----------        -----------
                                                360,151            396,524
                                            -----------        -----------
Deferred Credits
    Accumulated deferred income taxes         1,229,054          1,237,386
    Investment tax credits                      141,070            142,371
    Other                                        14,354             14,389
                                            -----------        -----------
                                              1,384,478          1,394,146
                                            -----------        -----------
                                            $ 4,740,266        $ 4,813,310
                                            ===========        ===========









  The accompanying notes to consolidated financial statements as they relate to
                  CPL are an integral part of these statements.

                         CENTRAL POWER AND LIGHT COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Three Months Ended
                                                             March 31,
                                                        1998          1997
                                                      --------      --------
                                                            (thousands)
OPERATING ACTIVITIES
    Net Income (loss)                                  $13,389       $(3,207)
    Non-cash Items Included in Net Income
        Depreciation and amortization                   42,944        43,353
        Deferred income taxes and investment
          tax credits                                   (6,559)         (194)
        Provision for CPL 1997 Final Order                --          40,923
        Refund due customers                           (59,153)        4,070

    Changes in Assets and Liabilities
        Accounts receivable                              9,114           717
        Fuel inventory                                  (4,248)        3,080
        Material and supplies                            2,075         1,171
        Accrued interest                                 1,677         4,486
        Accounts payable                                 4,592         3,773
        Accrued taxes                                   (1,407)      (41,080)
        Fuel recovery                                   42,150        (4,816)
        Other                                           10,975        15,551
                                                      --------      --------
                                                        55,549        67,827
                                                      --------      --------

INVESTING ACTIVITIES
    Construction expenditures                          (32,504)      (26,871)
    Other                                               (1,462)        1,006
                                                      --------      --------
                                                       (33,966)      (25,865)
                                                      --------      --------

FINANCING ACTIVITIES
    Retirement of long-term debt                       (28,000)         --
    Reaquisition of preferred stock                       --         (77,463)
    Change in advances from affiliates                  49,825        61,587
    Payment of dividends                               (41,945)      (26,283)
    Other                                                 --             (41)
                                                      --------      --------
                                                       (20,120)      (42,200)
                                                      --------      --------

Net Change in Cash and Cash Equivalents                  1,463          (238)
Cash and Cash Equivalents at Beginning of Year            --           3,299
                                                      --------      --------
Cash and Cash Equivalents at End of Year                $1,463        $3,061
                                                      ========      ========

SUPPLEMENTARY INFORMATION
    Interest paid less amounts capitalized
      (includes distributions on Trust
      Preferred Securities)                            $30,057       $22,685
                                                      ========      ========
    Income taxes paid                                 $   --         $18,111
                                                      ========      ========

  The accompanying notes to consolidated financial statements as they relate to
                  CPL are an integral part of these statements.

CENTRAL POWER AND LIGHT COMPANY
RESULTS OF OPERATIONS


COMPARISON OF THE QUARTERS ENDED MARCH 31, 1998 AND 1997

         Net income for common stock increased $18.2 million, from a loss of $6.6 million in the first quarter of 1997 to $11.6 million during the first quarter of 1998. This increase was due primarily to the recording of the provision for the CPL 1997 Original Rate Order of $41 million ($27 million, net of tax) in the first quarter of 1997. The increase was partially offset by a decrease in non-fuel revenues resulting from weather-related demand as well as the impact of the CPL 1997 Final Order on first quarter 1998 results which decreased earnings $6.3 million. SEE NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for more information related to the CPL 1997 Original Rate Order and the CPL 1997 Final Order.

         Electric operating revenues decreased $40.2 million, or 13%, to $274.5 million during the first quarter of 1998 from $314.7 million during the first quarter of 1997. The decrease was due to a combination of lower fuel and non-fuel related revenue. The decrease in fuel related revenue was due to lower fuel and purchased power cost as discussed below. The decrease in non-fuel related revenue was due primarily to lower weather-related demand and reduced rates resulting from the CPL 1997 Final Order.

         Fuel expense decreased $5.3 million, or 7%, due primarily to a decrease in average unit fuel costs from $1.78 per MMbtu in 1997 to $1.54 per MMbtu in 1998, resulting from purchases of lower priced spot market natural gas. Purchased power expenses for the first quarter of 1998 decreased $9.0 million, or 51.4%, when compared to the same period of 1997 due primarily to a combination of mild weather and a decrease in economy energy purchases.

         Other operating expenses were $60.5 million during the first quarter of 1998, a decrease of $15.3 million from the same period in 1997. The decrease was due primarily to the first quarter 1997 write-off of rate case and demand side management expenditures resulting from the CPL 1997 Final Order as well as reduced nuclear operations expense in 1998. These decreases were partially offset by increased employee related expenses. Maintenance expenses decreased $1.9 million due to the scheduled refueling of STP Unit 2 during the first quarter of 1997.

         Income taxes increased $14.5 million in the first quarter of 1998 as compared to the first quarter of 1997 resulting from the prior year income tax benefits associated with the provision for the CPL 1997 Original Rate Order as well as the increase in taxable income for the first quarter of 1998.

         Other income and deductions increased approximately $2.2 million as a result of charges associated with the write-off of plant development costs, recorded in the 1997 first quarter. Other income and deductions increased due primarily to interest earned in the nuclear decommissioning trust. This interest income is offset by a like amount of expense shown as interest charges on short-term debt.

          Interest charges increased $2.1 million in the first quarter of 1998 due primarily to the Distribution on Trust Preferred Securities issued in the second quarter of 1997.

PSO


                       PUBLIC SERVICE COMPANY OF OKLAHOMA




                         PART I. FINANCIAL INFORMATION.

                          ITEM 1. FINANCIAL STATEMENTS.

                       PUBLIC SERVICE COMPANY OF OKLAHOMA

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


                                                          Three Months Ended
                                                               March 31,
                                                        ----------------------
                                                           1998         1997
                                                        ---------    ---------
                                                              (thousands)

ELECTRIC OPERATING REVENUES                              $151,411     $155,165

OPERATING EXPENSES AND TAXES
  Fuel                                                     61,520       62,859
  Purchased power                                          13,597       11,925
  Other operating                                          27,147       27,712
  Maintenance                                               7,573        5,936
  Depreciation and amortization                            18,095       19,783
  Taxes, other than income                                  6,644        7,300
  Income taxes                                              2,032        2,972
                                                        ---------    ---------
                                                          136,608      138,487
                                                        ---------    ---------

OPERATING INCOME                                           14,803       16,678
                                                        ---------    ---------

OTHER INCOME AND DEDUCTIONS
  Allowance for equity funds used during
    construction                                              155           90
  Other                                                      (616)        (779)
  Non-operating income taxes                                  503          527
                                                        ---------    ---------
                                                               42         (162)
                                                        ---------    ---------

INCOME BEFORE INTEREST CHARGES                             14,845       16,516
                                                        ---------    ---------

INTEREST CHARGES
  Interest on long-term debt                                7,618        7,618
  Interest on short-term debt and other                     1,230        1,612
  Distributions on Trust Preferred Securities               1,500         --
  Allowance for borrowed funds used
     during construction                                     (332)        (477)
                                                        ---------    ---------
                                                           10,016        8,753
                                                        ---------    ---------

NET INCOME                                                  4,829        7,763

  Less: Preferred stock dividends                              53          204
                                                        ---------    ---------

NET INCOME FOR COMMON STOCK                                $4,776       $7,559
                                                        =========    =========




   The accompanying notes to consolidated financial statements as they relate to PSO are an integral part of these statements.

                       PUBLIC SERVICE COMPANY OF OKLAHOMA

                           CONSOLIDATED BALANCE SHEETS


                                                       March 31,    December 31,
                                                         1998          1997
                                                     (unaudited)     (audited)
                                                      ----------    ----------
ASSETS                                                       (thousands)

 ELECTRIC UTILITY PLANT
     Production                                         $908,566      $907,735
     Transmission                                        375,738       375,111
     Distribution                                        828,405       818,806
     General                                             203,365       197,264
     Construction work in progress                        36,901        40,992
                                                      ----------    ----------
                                                       2,352,975     2,339,908

  Less - Accumulated depreciation
    and amortization                                   1,049,198     1,031,322
                                                      ----------    ----------
                                                       1,303,777     1,308,586
                                                      ----------    ----------

CURRENT ASSETS
     Cash                                                  3,446         2,171
     Accounts receivable                                  39,516        34,974
     Materials and supplies, at average cost              32,249        32,211
     Fuel inventory                                       11,364        11,427
     Accumulated deferred income taxes                     1,142          --
     Prepayments and other                                 3,463         3,366
                                                      ----------    ----------
                                                          91,180        84,149
                                                      ----------    ----------

Deferred Charges and Other Assets                         53,695        54,946
                                                      ----------    ----------

                                                      $1,448,652    $1,447,681
                                                      ==========    ==========
















   The accompanying notes to consolidated financial statements as they relate to PSO are an integral part of these statements.

                       PUBLIC SERVICE COMPANY OF OKLAHOMA

                           CONSOLIDATED BALANCE SHEETS


                                               March 31,        December 31,
                                                 1998              1997
                                             (unaudited)         (audited)
                                              ----------        ----------
CAPITALIZATION AND LIABILITIES                        (thousands)

CAPITALIZATION
     Common stock:  $15 par value
        Authorized shares: 11,000,000
        Issued and outstanding shares:
          9,013,000                            $ 157,230         $ 157,230
     Paid-in capital                             180,000           180,000
     Retained earnings                           132,772           136,996
                                              ----------        ----------
        Total Common Stock Equity                470,002   50%     474,226   49%
                                              ----------  ---   ----------  ---

     Preferred stock                               5,287   --%       5,287   --%
     PSO-obligated, mandatorily redeemable
        preferred securities of subsidiary
        trust holding solely Junior
        Subordinated Debentures of PSO            75,000    8%      75,000    8%
     Long-term debt                              397,202   42%     421,821   43%
                                              ----------  ---   ----------  ---
       Total Capitalization                      947,491  100%     976,334  100%
                                              ----------  ---   ----------  ---

CURRENT LIABILITIES
     Long-term debt due within twelve months      25,000              --
     Advances from affiliates                     31,833             4,874
     Payables to affiliates                       18,079            29,011
     Accounts payable                             37,666            55,179
     Payables to customers                        19,265            18,837
     Accrued taxes                                 3,723              --
     Accumulated deferred income taxes              --               2,262
     Accrued interest                             10,765             9,090
     Other                                         7,028             4,178
                                              ----------        ----------
                                                 153,359           123,431
                                              ----------        ----------

DEFERRED CREDITS
     Accumulated deferred income taxes           259,962           258,848
     Investment tax credits                       40,680            41,160
     Income tax related regulatory
        liabilities, net                          40,928            41,793
     Other                                         6,232             6,115
                                              ----------        ----------
                                                 347,802           347,916
                                              ----------        ----------

                                             $ 1,448,652       $ 1,447,681
                                              ==========        ==========










  The accompanying notes to consolidated financial statements as they relate to
                  PSO are an integral part of these statements.

                       PUBLIC SERVICE COMPANY OF OKLAHOMA

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                        Three Months Ended
                                                             March 31,
                                                      ----------------------
                                                        1998          1997
                                                      --------      --------
OPERATING ACTIVITIES                                        (thousands)
     Net Income                                         $4,829        $7,763
     Non-cash Items Included in Net Income
         Depreciation and amortization                  18,832        21,276
         Deferred income taxes and investment
           tax credits                                  (3,635)       (1,702)
     Changes in Assets and Liabilities
         Accounts receivable                            (4,542)      (10,831)
         Prepayments                                       (97)        1,072
         Accounts payable                              (28,502)      (26,681)
         Accrued taxes                                   3,723         4,396
         Other                                           6,021         3,053
                                                      --------      --------
                                                        (3,371)       (1,654)
                                                      --------      --------

INVESTING ACTIVITES
     Construction expenditures                         (12,096)      (19,423)
     Other                                              (1,164)         (649)
                                                      --------      --------
                                                       (13,260)      (20,072)
                                                      --------      --------

FINANCING ACTIVITIES
     Change in advances from affiliates                 26,959        27,307
     Payment of dividends                               (9,053)         (204)
                                                      --------      --------
                                                        17,906        27,103
                                                      --------      --------

Net Change in Cash and Cash Equivalents                  1,275         5,377
Cash and Cash Equivalents at Beginning of Year           2,171         1,479
                                                      --------      --------
Cash and Cash Equivalents at End of Year                $3,446        $6,856
                                                      ========      ========

SUPPLEMENTARY INFORMATION
     Interest paid less amounts capitalized
       (includes distributions on Trust
       Preferred Securities)                            $7,892        $6,644
                                                      ========      ========
     Income taxes paid                                $   --          $3,611
                                                      ========      ========














  The accompanying notes to consolidated financial statements as they relate to
                  PSO are an integral part of these statements.

PUBLIC SERVICE COMPANY OF OKLAHOMA
RESULTS OF OPERATIONS


COMPARISON OF THE QUARTERS ENDED MARCH 31, 1998 AND 1997

         Net income for common stock decreased 37% to $4.8 million during the first quarter of 1998 from $7.6 million during the first quarter of 1997. The decrease resulted primarily from lower non-fuel revenues and higher interest charges, partially offset by decreased depreciation expense.

         Electric operating revenues were $151.4 million during the first quarter of 1998, a 2% decrease from the first quarter of 1997. This decrease was due primarily to lower base rates resulting from the PSO 1997 Rate Settlement Agreement in the amount of $9.0 million which was partially offset by an increase in fuel related revenues of $3.5 million.

         Fuel expenses decreased $1.3 million, or 2%, during the first quarter of 1998 compared to the first quarter of 1997 resulting primarily from lower average fuel cost per MMbtu. The average unit fuel costs declined from $1.95 per MMbtu in the first quarter of 1997 to $1.72 per MMbtu in the first quarter of 1998 due primarily to lower spot market gas prices. Partially offsetting this decrease was an increase in over-recovered fuel expense. Purchased power expenses increased 14% to $13.6 million for the first quarter of 1998 from $11.9 million in the same period of 1997. This increase was due primarily to higher emergency pool energy purchases, resulting from a plant outage in the first quarter of 1998.

         Maintenance expense increased $1.6 million, or 28%, during the first quarter of 1998 compared to the same period in 1997 due primarily to higher tree trimming expenses. Depreciation and amortization expense decreased 9% to $18.1 million in the first quarter of 1998 from $19.8 million in the first quarter of 1997. This decrease was due primarily to lower depreciation rates as a result of the 1997 PSO Rate Settlement Agreement which was offset in part by additions of depreciable property.

          Operating income taxes were $2.0 million in the first quarter of 1998 compared to $3.0 million in the same period of 1997 due primarily to lower taxable income in 1998.

         Interest charges increased $1.3 million, or 14%, during the first quarter of 1998 when compared to the same period of 1997 as a result of distributions on Trust Preferred Securities.

SWEPCO


                      SOUTHWESTERN ELECTRIC POWER COMPANY




                         PART I. FINANCIAL INFORMATION.

                          ITEM 1. FINANCIAL STATEMENTS.

                       SOUTHWESTERN ELECTRIC POWER COMPANY

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                      -----------------------
                                                         1998          1997
                                                      ---------     ---------
                                                            (thousands)

Electric Operating Revenues                            $197,560      $203,280
                                                      ---------     ---------

Operating Expenses and Taxes
    Fuel                                                 76,233        87,596
    Purchased power                                       6,339         5,131
    Other operating                                      31,094        32,547
    Maintenance                                          10,270         9,040
    Depreciation and amortization                        24,803        23,424
    Taxes, other than income                             13,522        13,396
    Income taxes                                          6,166         6,072
                                                      ---------     ---------
                                                        168,427       177,206
                                                      ---------     ---------

Operating Income                                         29,133        26,074
                                                      ---------     ---------

Other Income and Deductions
    Allowance for equity funds used
      during construction                                   662          --
    Other                                                  (299)       (1,008)
    Non-operating income taxes                              869           711
                                                      ---------     ---------
                                                          1,232          (297)
                                                      ---------     ---------

Income Before Interest Charges                           30,365        25,777
                                                      ---------     ---------

Interest Charges
    Interest on long-term debt                            9,808        10,543
    Distributions on Trust Preferred Securities           2,166          --
    Interest on short-term debt and other                 1,719         2,111
    Allowance for borrowed funds used
      during construction                                  (259)         (399)
                                                      ---------     ---------
                                                         13,434        12,255
                                                      ---------     ---------

Net Income                                               16,931        13,522
    Less: Preferred stock dividends                         534           758
    Gain on reacquired preferred stock                        1          --
                                                      ---------     ---------
Net Income for Common Stock                             $16,398       $12,764
                                                      =========     =========




   The accompanying notes to consolidated financial statements as they relate to SWEPCO are an integral part of these statements.

                       SOUTHWESTERN ELECTRIC POWER COMPANY

                           CONSOLIDATED BALANCE SHEETS


                                                      March 31,     December 31,
                                                        1998           1997
                                                     (Unaudited)    (Audited)
                                                      ----------    ----------
                                                             (thousands)
ASSETS

  Electric Utility Plant
    Production                                        $1,394,396    $1,391,676
    Transmission                                         463,406       456,401
    Distribution                                         888,541       870,378
    General                                              311,517       311,323
    Construction work in progress                         41,586        51,665
                                                      ----------    ----------
                                                       3,099,446     3,081,443
  Less - Accumulated depreciation                      1,250,727     1,225,865
                                                      ----------    ----------
                                                       1,848,719     1,855,578
                                                      ----------    ----------
Current Assets
    Cash                                                   7,992         2,298
    Accounts receivable                                   70,163        81,507
    Materials and supplies, at average cost               24,886        24,523
    Fuel inventory                                        27,197        26,415
    Under-recovered fuel cost                             12,171        13,013
    Prepayments and other                                 15,262        13,678
                                                      ----------    ----------
                                                         157,671       161,434
                                                      ----------    ----------

Deferred Charges and Other Assets                         74,739        77,734
                                                      ----------    ----------
                                                      $2,081,129    $2,094,746
                                                      ==========    ==========



















  The accompanying notes to consolidated financial statements as they relate to
                SWEPCO are an integral part of these statements.

                       SOUTHWESTERN ELECTRIC POWER COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                                March 31,        December 31,
                                                  1998              1997
                                               (Unaudited)       (audited)
                                                ---------        ---------
                                                        (thousands)
CAPITALIZATION AND LIABILITIES
Capitalization
    Common stock:   $18 par value
        Authorized shares:   7,600,000
        Issued and outstanding shares:
          7,536,640                             $ 135,660        $ 135,660
    Paid-in capital                               245,000          245,000
    Retained earnings                             326,448          324,050
                                                ---------        ---------
        Total Common Stock Equity                 707,108  51%     704,710  51%
                                                --------- ---    --------- ---
    Preferred stock
        Not subject to mandatory redemption         4,707            4,709
        Subject to mandatory redemption            25,930           25,930
                                                ---------        ---------
                                                   30,637   2%      30,639   2%
    SWEPCO-obligated, mandatorily redeemable
         preferred securities of subsidiary
         trust holding solely Junior
         Subordinated Debentures of SWEPCO        110,000   8%     110,000   8%
    Long-term debt                                546,886  39%     547,751  39%
                                                --------- ---    --------- ---
        Total Capitalization                    1,394,631 100%   1,393,100 100%
                                                --------- ---    --------- ---

Current Liabilities
    Long-term debt and preferred stock due
       within twelve months                         4,111            3,555
    Advances from affiliates                       25,667           25,175
    Accounts payable                               51,304           73,582
    Payables to affiliates                         57,454           63,583
    Customer deposits                              14,630           14,359
    Accrued taxes                                  26,315           12,884
    Accumulated deferred income taxes               4,299            4,594
    Accrued interest                               11,636           13,425
    Other                                          10,805            9,551
                                                ---------        ---------
                                                  206,221          220,708
                                                ---------        ---------
Deferred Credits
    Accumulated deferred income taxes             395,432          395,909
    Investment tax credits                         65,680           66,845
    Income tax related regulatory
      liabilities, net                              8,828           10,072
    Other                                          10,337            8,112
                                                ---------        ---------
                                                  480,277          480,938
                                                ---------        ---------

                                              $ 2,081,129      $ 2,094,746
                                                =========        =========








       The accompanying notes to consolidated financial statements as they relate to SWEPCO are an integral part of these statements.

                       SOUTHWESTERN ELECTRIC POWER COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                        Three Months Ended
                                                             March 31,
                                                      ----------------------
                                                        1998          1997
                                                      --------      --------
                                                           (thousands)
OPERATING ACTIVITIES
    Net Income                                         $16,931       $13,522
    Non-cash Items Included in Net Income
        Depreciation and amortization                   25,850        25,297
        Deferred income taxes and investment
          tax credits                                   (3,181)       (2,007)
    Changes in Assets and Liabilities
        Accounts receivable                             11,344        16,548
        Accounts payable                               (21,282)      (12,396)
        Payables to affiliates                          (6,129)      (13,786)
        Accrued taxes                                   13,431           699
        Other                                            3,177        (9,794)
                                                      --------      --------
                                                        40,141        18,083
                                                      --------      --------
INVESTING ACTIVITIES
    Construction expenditures                          (18,078)      (10,116)
    Other                                               (1,246)       (1,127)
                                                      --------      --------
                                                       (19,324)      (11,243)
                                                      --------      --------
FINANCING ACTIVITIES
    Redemption of preferred stock                           (2)         --
    Retirement of long-term debt                        (1,079)         (990)
    Change in advances from affiliates                     492         7,411
    Payment of dividends                               (14,534)      (14,034)
                                                      --------      --------
                                                       (15,123)       (7,613)
                                                      --------      --------

Net Change in Cash and Cash Equivalents                  5,694          (773)
Cash and Cash Equivalents at Beginning of Year           2,298         1,879
                                                      --------      --------
Cash and Cash Equivalents at End of Year                $7,992        $1,106
                                                      ========      ========

SUPPLEMENTARY INFORMATION
    Interest paid less amounts capitalized
      (includes distributions on Trust
      Preferred Securities)                            $14,195       $14,813
                                                      ========      ========
    Income taxes paid                                     $307        $6,970
                                                      ========      ========









  The accompanying notes to consolidated financial statements as they relate to
                SWEPCO are an integral part of these statements.

SOUTHWESTERN ELECTRIC POWER COMPANY
RESULTS OF OPERATIONS


COMPARISON OF THE QUARTERS ENDED MARCH 31, 1998 AND 1997

         Net income for common stock for the first quarter of 1998 was $16.4 million, an increase of $3.6 million, or 28%, from the same period of 1997. The increase resulted primarily from increased non-fuel revenues and a decrease in other operating expense.

         Electric operating revenues decreased $5.7 million, or 3%, to $197.6 million during the first quarter of 1998 from $203.3 million during the first quarter of 1997. The decrease was due primarily to decreased fuel revenue of $6.9 million which was offset in part by increased non-fuel revenue resulting from increased non-KWH related revenue of $1.2 million.

         Fuel and purchased power expense decreased for the first quarter of 1998 compared to the same period of 1997. Fuel expense decreased $11.4 million, or 13%, due primarily to a decrease in average unit fuel costs from $1.68 per MMbtu in 1997 to $1.57 per MMbtu in 1998, which resulted from purchases of lower priced spot market coal. A decrease in natural gas generation because of its relatively higher costs per MMbtu also contributed to the lower fuel expense in 1998. Purchased power expenses for the first quarter of 1998 increased $1.2 million, or 24%, compared to the same period of 1997 due primarily to an increase in economy energy purchases.

         Other operating expenses were $31.1 million during the first quarter of 1998, a decrease of $1.5 million from the comparable period of 1997. The decrease was due primarily to decreases in employee-related expenses and additional expenses recorded in the first quarter of 1997 associated with the restructuring undertaken by CSW in 1996, offset in part by an increase in customer-related expenses. Maintenance expenses increased as a result of increased overhead line expense from wind storm damage in the first quarter of 1998. Depreciation and amortization increased $1.4 million for the first quarter of 1998 due primarily to increases in depreciable plant and capitalizable software.

         Interest charges increased $1.2 million due primarily to distributions on Trust Preferred Securities issued in the second quarter of 1997.

WTU



                          WEST TEXAS UTILITIES COMPANY




                         PART I. FINANCIAL INFORMATION.

                          ITEM 1. FINANCIAL STATEMENTS.

                          WEST TEXAS UTILITIES COMPANY

                              STATEMENTS OF INCOME
                                   (unaudited)


                                                         Three Months Ended
                                                              March 31,
                                                        --------------------
                                                          1998        1997
                                                        --------    --------
                                                             (thousands)

ELECTRIC OPERATING REVENUES                              $83,948     $92,646

OPERATING EXPENSES AND TAXES
  Fuel                                                    25,231      32,885
  Purchased power                                          7,908      11,397
  Other operating                                         22,386      20,710
  Maintenance                                              3,186       3,084
  Depreciation and amortization                           10,669      10,091
  Taxes, other than income                                 5,555       6,096
  Income taxes                                               945         498
                                                        --------    --------
                                                          75,880      84,761
                                                        --------    --------

OPERATING INCOME                                           8,068       7,885
                                                        --------    --------

OTHER INCOME AND DEDUCTIONS
  Allowance for equity funds used during construction        133          99
  Non-operating income taxes                                  91         202
  Other                                                      779        (153)
                                                        --------    --------
                                                           1,003         148
                                                        --------    --------

INCOME BEFORE INTEREST CHARGES                             9,071       8,033
                                                        --------    --------

INTEREST CHARGES
  Interest on long-term debt                               5,088       5,088
  Interest on short-term debt and other                    1,004       1,314
  Allowance for borrowed funds used
     during construction                                    (111)       (230)
                                                        --------    --------
                                                           5,981       6,172
                                                        --------    --------

NET INCOME                                                 3,090       1,861

  Less:  Preferred stock dividends                            26          66
                                                        --------    --------

NET INCOME FOR COMMON STOCK                               $3,064      $1,795
                                                        ========    ========




   The accompanying notes to consolidated financial statements as they relate to WTU are an integral part of these statements.

                          WEST TEXAS UTILITIES COMPANY

                                 BALANCE SHEETS


                                                       March 31,    December 31,
                                                        1998           1997
                                                     (unaudited)     (audited)
                                                      ----------    ----------
ASSETS                                                       (thousands)

 ELECTRIC UTILITY PLANT
     Production                                         $417,896      $417,849
     Transmission                                        210,228       208,905
     Distribution                                        367,041       363,911
     General                                             105,398       104,026
     Construction work in progress                        17,948        14,154
                                                      ----------    ----------
                                                       1,118,511     1,108,845

  Less - Accumulated depreciation                        450,551       441,281
                                                      ----------    ----------
                                                         667,960       667,564
                                                      ----------    ----------

CURRENT ASSETS
     Cash                                                  2,921           811
     Receivables from affiliates                            --          19,802
     Accounts receivable                                  22,316        10,570
     Materials and supplies, at average cost              14,414        14,246
     Fuel inventory                                       12,243        12,471
     Under-recovered fuel costs                           12,366        11,968
     Prepayments and other                                 5,849         4,006
                                                      ----------    ----------
                                                          70,109        73,874
                                                      ----------    ----------

DEFERRED CHARGES AND OTHER ASSETS
  Deferred Oklaunion costs                                17,706        18,637
  Restructuring costs                                      8,494         8,966
  Other                                                   32,301        33,107
                                                      ----------    ----------
                                                          58,501        60,710

                                                        $796,570      $802,148
                                                      ==========    ==========














       The accompanying notes to consolidated financial statements as they relate to WTU are an integral part of these statements.

                          WEST TEXAS UTILITIES COMPANY

                                 BALANCE SHEETS


                                             March 31,          December 31,
                                               1998                1997
                                            (unaudited)          (audited)
                                             ---------           ---------
CAPITALIZATION AND LIABILITIES                        (thousands)

CAPITALIZATION
     Common stock:  $25 par value
        Authorized shares: 7,800,000
        Issued and outstanding shares:
          5,488,560                          $ 137,214           $ 137,214
     Paid-in capital                             2,236               2,236
     Retained earnings                         118,543             119,479
                                             ---------           ---------
                                               257,993   48%       258,929   48%
                                             ---------  ---      ---------  ---

     Preferred stock                             2,483   --%         2,483   --%
     Long-term debt                            279,533   52%       278,640   52%
                                             ---------  ---      ---------  ---
                                               540,009  100%       540,052  100%
                                             ---------  ---      ---------  ---

CURRENT LIABILITIES
     Advances from affiliates                    6,037                --
     Payables to affiliates                     13,781              21,569
     Accounts payable                           25,509              15,419
     Accrued taxes                               8,511              11,375
     Accumulated deferred income taxes             425                 203
     Accrued interest                            8,093               4,525
     Other                                       4,831               3,859
                                             ---------           ---------
                                                67,187              56,950
                                             ---------           ---------

DEFERRED CREDITS
     Accumulated deferred income taxes         145,868             149,346
     Investment tax credits                     27,588              27,918
     Income tax related regulatory
       liabilities, net                         10,868               9,482
     Fuel                                          766              14,102
     Other                                       4,284               4,298
                                             ---------           ---------
                                               189,374             205,146
                                             ---------           ---------

                                             $ 796,570           $ 802,148
                                             =========           =========







   The accompanying notes to consolidated financial statements as they relate to WTU are an integral part of these statements.

                          WEST TEXAS UTILITIES COMPANY

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                       Three Months Ended
                                                             March 31,
                                                      ----------------------
                                                        1998          1997
                                                      --------      --------
OPERATING ACTIVITIES                                        (thousands)
     Net Income                                         $3,090        $1,861
     Non-cash Items Included in Net Income
         Depreciation and amortization                  10,924        10,936
         Deferred income taxes and
           investment tax credits                       (2,200)        1,035
     Changes in Assets and Liabilities
         Accounts receivable                           (11,746)       (6,252)
         Accounts payable                               10,090        (4,591)
         Accrued taxes                                  (2,864)       (8,306)
         Accrued interest                                3,568         3,775
         Fuel recovery                                    (398)       (6,248)
         Deferred fuel credit                          (13,336)           43
         Other                                          (6,600)         (490)
                                                      --------      --------
                                                        (9,472)       (8,237)
                                                      --------      --------

INVESTING ACTIVITES
     Construction expenditures                          (9,886)       (5,361)
     Other                                                (345)         (815)
                                                      --------      --------
                                                       (10,231)       (6,176)
                                                      --------      --------

FINANCING ACTIVITIES
     Change in advances from affiliates                  6,037        18,221
     Payment of dividends                               (4,026)       (4,066)
                                                      --------      --------
                                                         2,011        14,155
                                                      --------      --------

Net Change in Cash and Cash Equivalents                (17,692)         (258)
Cash and Cash Equivalents at Beginning of Year          20,613           664
                                                      ========      ========
Cash and Cash Equivalents at End of Year                $2,921          $406
                                                      ========      ========

SUPPLEMENTARY INFORMATION
     Interest paid less amounts capitalized             $1,134        $1,330
                                                      ========      ========
     Income taxes paid                                $   --          $1,833
                                                      ========      ========











  The accompanying notes to consolidated financial statements as they relate to
                  WTU are an integral part of these statements.

WEST TEXAS UTILITIES COMPANY
RESULTS OF OPERATIONS


COMPARISON OF THE QUARTERS ENDED MARCH 31, 1998 AND 1997

         Net income for common stock increased to $3.1 million during the first quarter of 1998 from $1.8 million in the first quarter of 1997. This increase was due to an increase in non-fuel revenue, other interest income, and a decrease in interest on short-term debt.

         Electric operating revenues decreased $8.7 million, or 9%, in the first quarter of 1998 compared to the first quarter of 1997 due to several factors. The decrease is due primarily to an $11.5 million decrease in fuel related revenue. The decrease in fuel related revenue was due primarily to a reduction in fuel expense and purchased power as discussed below. Partially offsetting the decline in fuel related revenue was a $2.8 million increase in non-fuel revenue resulting from an increase in unbilled revenue, which represents KWHs sold but not yet billed at month end, and an increase in transmission access revenue. Non-fuel revenue was also affected by a 3% reduction in KWH sales as a result of mild weather and reduced usage per customer.

         Fuel expense decreased $7.7 million, or 23%, for the first quarter of 1998 compared to the first quarter of 1997 due primarily to a reduction in average unit fuel costs from $2.42 per MMbtu in the first quarter of 1997 to $1.96 in the comparable period in 1998. The decrease in average unit fuel costs is primarily attributable to a reduction in the spot market price of natural gas as well as the renegotiation of a long-term contract for the procurement of natural gas. A 2% reduction in generation also contributed to the decline. Purchased power expense decreased $3.5 million, or 31%, for the first quarter of 1998 compared to the first quarter of 1997 as a result of a reduction in economy energy purchases.

         Other operating expenses increased $1.7 million, or 8%, for 1998 compared to 1997. This increase was due primarily to a $1.5 million dollar increase in transmission expense.

         Other interest income increased $0.4 million due primarily to an increase on interest income on merchandise sales, temporary cash investments, and interest income on under-recovered fuel. Interest expense declined $0.3 million due to a decline in short-term debt outstanding when compared to the first quarter of 1997.

         Income taxes increase $0.5 million in the first quarter of 1998 as compared to the first quarter of 1997 due primarily to higher taxable income.

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

NOTE 2.  LITIGATION AND REGULATORY PROCEEDINGS       CSW, CPL, PSO, SWEPCO, WTU

NOTE 3.  COMMITMENTS AND CONTINGENT LIABILITIES      CSW, CPL, PSO, SWEPCO, WTU

NOTE 4.  COMMON STOCK AND DIVIDENDS                  CSW, CPL, PSO, SWEPCO, WTU

NOTE 5.  INCOME TAXES                                CSW, CPL, PSO, SWEPCO, WTU

NOTE 6.  PROPOSED AEP MERGER                         CSW, CPL, PSO, SWEPCO, WTU

NOTE 7.  LONG-TERM FINANCING                         CSW, SWEPCO

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


1.       PRINCIPLES OF PREPARATION

         The condensed financial statements of the Registrants included herein have been prepared by each Registrant pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although each Registrant believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 1997.

         The unaudited financial information furnished herewith reflects all adjustments of a normal recurring nature which are, in the opinion of management of such Registrant, necessary for a fair statement of the results of operations for the interim periods. Information for quarterly periods is affected by seasonal variations in sales, rate changes, timing of fuel expense recovery and other factors.

         The financial statements of foreign operations have been translated from the local currency to U.S. dollars in accordance with SFAS No. 52. SFAS No. 52 requires the translation of income statement items at average exchange rates and balance sheet accounts at current exchange rates. All resulting translation adjustments are recorded directly to Accumulated other comprehensive income on CSW's consolidated balance sheets. Cash flow statement items are translated at a combination of average, historical and current exchange rates. The non-cash impact of the changes in exchange rates on cash and cash equivalents is shown on CSW's consolidated statements of cash flows in Effect of exchange rate changes on cash and cash equivalents.

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

         CPL's decommissioning costs are accrued and funded to an external trust over the expected service life of the STP units. The existing NRC operating licenses will allow the operation of STP Unit 1 until 2027 and Unit 2 until 2028. The accrual for decommissioning costs is an annual level cost based on the estimated future cost to decommission STP, including escalation for expected inflation to the expected time of decommissioning, and is net of expected earnings on the trust fund.

         CPL's portion of the costs of decommissioning STP were estimated to be $258 million in 1995 dollars based on a site specific study completed in 1995. CPL is accruing and recovering these decommissioning costs through rates based on the service life of STP at a rate of $8.2 million per year. The funds are deposited with a trustee under the terms of an irrevocable trust and are reflected in the Consolidated Balance Sheets as Nuclear decommissioning trust. A corresponding amount is accrued in accumulated depreciation. On CSW's consolidated balance sheets the irrevocable trust is included in Deferred Charges and Other Assets, Other with a corresponding amount accrued in accumulated depreciation. In CSW's and CPL's consolidated statements of income the interest income related to the irrevocable trust is recorded in Other Income and Deductions, Other. In CPL's consolidated statements of income the interest expense related to the irrevocable trust is recorded in Interest Charges, Interest on short-term debt and other. In CSW's consolidated statements of income the interest expense related to the irrevocable trust is recorded in Interest and Other Charges, Interest on short-term debt and other.

         The FASB is currently reviewing the utility industry's accounting treatment of nuclear and certain other plant decommissioning costs. An exposure draft regarding this matter was issued in February 1996. In November 1997 the FASB abandoned all previous decisions on the scope of this project and began a new project related to decommissioning and other environmental remediation costs. There can be no assurance that any new pronouncement will result from this project.

         INVENTORY
         CPL, PSO and WTU utilize the LIFO method for the valuation of all fossil fuel inventories. SWEPCO continues to utilize the weighted average cost method pending approval of the Arkansas Public Service Commission to utilize the LIFO method.

         CASH EQUIVALENTS
         Cash equivalents are considered to be highly liquid debt instruments purchased with a maturity of three months or less. Accordingly, temporary cash investments and advances to affiliates are considered cash equivalents.

         COMPREHENSIVE INCOME
         CSW's consolidated statements of comprehensive income including all of its components (revenues, expenses, gains and losses) are displayed with the same prominence given other financial statements. Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

         RECLASSIFICATIONS
         Certain financial statement items for prior years have been reclassified to conform to the 1998 presentation.


2.       LITIGATION AND REGULATORY PROCEEDINGS

         See the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 1997 for additional discussion of litigation and regulatory proceedings. Reference is also made to NOTE 3. COMMITMENTS AND CONTINGENT LIABILITIES, MD&A - RATES AND REGULATORY MATTERS, CPL RATE REVIEW - DOCKET NO. 14965 and PART II - OTHER INFORMATION, ITEM 1. LEGAL PROCEEDINGS for additional discussion of litigation and regulatory matters.

         CPL RATE REVIEW - DOCKET NO. 14965
         In November 1995, CPL filed with the Texas Commission a request to increase its retail base rates by $71 million, and in May 1996, CPL placed a $70 million base rate increase into effect under bond, subject to refund based on the receipt of a final order of the Texas Commission. On March 31, 1997, the Texas Commission issued the CPL 1997 Original Rate Order in CPL's rate review, Docket No. 14965. Thereafter, CPL filed a motion for rehearing which requested the reconsideration of numerous provisions of the order. Motions for rehearing were also filed by other parties to the rate proceeding. In response to the motions for rehearing, in June 1997, the Texas Commission made several modifications to the CPL 1997 Original Rate Order and also agreed to rehear on remand several other issues. CPL restored its rates in July 1997, with two exceptions, to levels existing prior to the May 1996 implementation of bonded rates. On August 21, 1997, after reconsidering the issues on remand, the Texas Commission voted to issue a revised final order and on September 10, 1997, CPL received a revised final order. CPL filed its second motion for rehearing on September 30, 1997. The second motion for rehearing again requested reconsideration of numerous issues in the rate case. On October 16, 1997 the Texas Commission issued the CPL 1997 Final Order. The CPL 1997 Final Order lowered the annual retail base rates of CPL by approximately $19 million, or 2.5%, from CPL's rate level existing prior to May 1996. The Texas Commission also included a "Glide Path" rate methodology in the CPL 1997 Final Order pursuant to which CPL's annual rates were reduced by $13 million beginning
May 1, 1998 and will be reduced an additional $13 million in mid-1999.

         The CPL 1997 Original Rate Order established a separate docket, Docket No. 17280, to consider the recoverability of $20 million of rate case expenses incurred in the current rate case and in two prior dockets. CPL reached a settlement with all parties to resolve Docket No. 17280 which provided for CPL to recover $14 million out of the total $20 million of rate case expenses originally requested. Approximately $8 million of the rate case expenses will be recovered as an offset to the refund in the rate case, and the remaining $6 million of expenses will be surcharged to customers over three years. CPL expensed the $6 million in foregone rate case expenses during the first quarter of 1997.

         CPL implemented bonded rates subject to refund in May 1996. On July 17, 1997, CPL restored its rates, with two exceptions, to levels existing prior to the implementation of the bonded rates. The two exceptions were for industrial interruptible rates and customer service charges for which the Texas Commission approved the increases requested by CPL. On October 31, 1997, CPL filed with the Texas Commission a proposed methodology for issuing an interim refund to customers in December 1997 and March 1998. The majority of the second refund was made in March 1998, to be completed in the second quarter of 1998.

         CPL appealed the CPL 1997 Final Order to the State District Court of Travis County to challenge the resolution of several issues in the rate case. The primary issues include: (i) the classification of $800 million of invested capital in STP as ECOM which was also assigned a lower return on equity than non-ECOM property, (ii) the Texas Commission's use of the "Glide Path" rate reduction methodology to be applied May 1, 1998 and in mid-1999, and (iii) the $18 million of disallowed affiliate transactions from CSW Services. As part of the appeal, CPL sought a temporary injunction to prohibit the Texas Commission from implementing the "Glide Path" rate reduction methodology which was denied. Hearings on the appeal are scheduled to begin August 28, 1998. Management is unable to predict how the final resolution of these issues will ultimately affect CSW's and CPL's results of operations and financial condition.

         See MD&A - RATES AND REGULATORY MATTERS, CPL RATE REVIEW - DOCKET NO. 14965 for additional discussion of the CPL 1997 Final Order.

         CPL FUEL PROCEEDING
         In January 1998, CPL filed a request with the Texas Commission to recover approximately $41.4 million in uncollected fuel and purchased power costs and related interest from its retail customers and to increase its fixed fuel factors used to recover fuel costs by approximately $23.4 million effective with March 1998 bills. The primary cause of CPL's current fuel cost under-recovery and the need to increase its current fuel factors is the result of the unanticipated increase in the price of natural gas.

         In February 1998, stipulated settlements were reached with intervenors in CPL's fuel proceeding on both the fuel factor and surcharge. The fuel factor increase was reduced to $15.4 million, and the fuel surcharge including interest was reduced to $34.3 million. The reductions are not a disallowance and will be considered as part of CPL's fuel reconciliation filing to be made in December 1998.

         CPL ANGLO IRON METAL
         In April 1998, CPL was sued by Anglo in the United States District Court for the Southern District of Texas, Brownsville Division, for claims arising from the clean up of a site owned and operated by Anglo in Harlingen, Texas. Anglo seeks reimbursement pursuant to CERCLA and common law contribution and indemnity for alleged response/clean up costs of $328,139 and damages of $150,000 for "loss of fair market value" of the site. Management cannot predict the outcome of this litigation. However management believes that CPL has defenses to Anglo's claims and intends to defend the matter vigorously. Management also believes that the ultimate resolution of this matter will not have a material adverse impact on CSW's or CPL's consolidated results of operations or financial condition.

         CPL VALERO
         In April 1998, Valero filed suit against CPL in Nueces County, Texas District Court, alleging claims for breach of contract and negligence. Valero's suit seeks in excess of $11 million as damages for property loss and lost profits allegedly incurred after an interruption of electricity to its facility in Corpus Christi, Texas in April 1996. Management cannot predict the outcome of this litigation. However management believes that CPL has defenses to Valero's claims and intends to defend the matter vigorously. Management also believes that the ultimate resolution of this matter will not have a material adverse impact on CSW's or CPL's consolidated results of operations or financial condition.

         CPL AND WTU TEXAS UTILITIES ELECTRIC COMPANY COMPLAINT
         (DOCKET NO. 17285)
         A joint CPL/WTU complaint filed with the Texas Commission asserted that since January 1, 1997, Texas Utilities Electric Company has been effectively double charging for transmission service within ERCOT. A proposal for decision received in February 1998 recommends approval of a CPL/WTU proposed offset of $15.5 million annually of payments to Texas Utilities Electric Company under FERC-approved transmission service agreements against amounts that CPL and WTU would otherwise owe Texas Utilities Electric Company pursuant to Texas Commission rules for transmission service in ERCOT. The Texas Commission is scheduled to consider the proposal in May 1998.

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

         In May 1997, SWEPCO filed with the Texas Commission an application to reconcile fuel costs and implement a 12 month surcharge of fuel cost under-recoveries. Because of the uncertainty as to when a surcharge may be implemented, SWEPCO did not establish in its filing a proposed surcharge period or a total surcharge amount which would reflect interest through the entire surcharge period. However, SWEPCO indicated that it had an under-recovered Texas jurisdictional fuel cost balance of approximately $16.8 million, including interest through December 1996. Included in the $16.8 million balance are fuel related litigation expenses of $5.0 million and an interest return of $2.0 million on the unamortized balance of a fuel contract termination payment.

         On December 8, 1997, SWEPCO and the other parties to the above consolidated proceedings before the Texas Commission filed a settlement on all issues except for one issue which will be decided by the Texas Commission. The outstanding issue concerns whether transmission equalization payments should be included in fuel or base revenues. The settlement is subject to approval by the Texas Commission. Of the $16.8 million in under-recovered fuel costs as of December 31, 1996, the settlement would result in a decrease of the under-recovered fuel costs, and the resulting surcharge recovery, by approximately $6.0 million. This disallowance will not result in an increase to fuel expense since the $5.0 million of litigation expense and the interest return of $2.0 million included in the requested surcharge amount were previously expensed. However, should SWEPCO not prevail on the outstanding issue, SWEPCO would be required to reduce earnings by approximately $1.8 million. The settlement also provides that SWEPCO's fuel and fuel-related expenses during the reconciliation period were reasonable and necessary and would allow them to be reconciled as eligible fuel. Also, the settlement provides that SWEPCO's actions in litigating and renegotiating certain fuel contracts, together with the prices, terms and conditions of the renegotiated contracts were prudent. The $6.0 million reduction is not associated with any particular activity or issue within the fuel proceedings. SWEPCO cannot predict whether approval of the settlement will be granted by the Texas Commission.

         On April 8, 1998, the Administrative Law Judge assigned to this proceeding, issued a proposal for decision regarding the one outstanding issue, whether transmission equalization payments should be included in eligible fuel expense. The proposal for decision recommends that SWEPCO be allowed to include transmission equalization expense in eligible fuel expense and is scheduled to be considered by the Texas Commission in May 1998. SWEPCO cannot predict whether the Texas Commission will adopt the proposal for decision.

         SWEPCO BURLINGTON NORTHERN TRANSPORTATION CONTRACT
         In January 1995, a state district court in Bowie County, Texas entered judgment in favor of SWEPCO against Burlington Northern in a lawsuit regarding rates charged under two rail transportation contracts for delivery of coal to SWEPCO's Welsh and Flint Creek power stations. The court awarded SWEPCO approximately $72 million that would benefit customers, if collected, representing damages for the period from April 27, 1989 through September 26, 1994, as well as post-judgment interest and attorneys' fees and granted certain declaratory relief requested by SWEPCO. Burlington Northern appealed the state district court's judgment to the Texarkana, Texas Court of Appeals and, in April 1996, that court reversed the judgment of the state district court. In October 1996, SWEPCO filed an application with the Supreme Court of Texas to grant a writ of error to review and reverse the judgment of the Texarkana, Texas Court of Appeals. In June 1997, the Supreme Court of Texas granted SWEPCO's application for writ of error. Oral argument was held before the Supreme Court of Texas in October 1997. On March 13, 1998, the Supreme Court of Texas affirmed the judgment of the court of appeals. On April 7, 1998, SWEPCO filed a motion for rehearing of the Supreme Court of Texas' decision, where the matter is now pending. There can be no assurance that the Supreme Court of Texas will grant CSW's motion for rehearing.

3. COMMITMENTS AND CONTINGENT LIABILITIES

         FUEL AND RELATED COMMITMENTS
         To supply a portion of their fuel requirements, the U.S. Electric Operating Companies have entered into various commitments for the procurement of fuel.

         SWEPCO HENRY W. PIRKEY POWER PLANT
         In connection with the South Hallsville lignite mining contract for its Henry W. Pirkey Power Plant, SWEPCO has agreed, under certain conditions, to assume the obligations of the mining contractor. As of March 31, 1998, the maximum amount SWEPCO believes it could potentially assume is $66 million. However, the maximum amount may vary as the mining contractor's need for funds fluctuates. The contractor's actual obligation outstanding at March 31, 1998 was $60 million.

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

         The Price-Anderson Act, a comprehensive statutory arrangement providing limitations on nuclear liability and governmental indemnities, is in effect until August 1, 2002. The limit of liability under the Price-Anderson Act for licensees of nuclear power plants is $8.92 billion per incident, effective as of December 1997. The owners of STP are insured for their share of this liability through a combination of private insurance amounting to $200 million and a mandatory industry-wide program for self-insurance totaling $8.72 billion. The maximum amount that each licensee may be assessed under the industry-wide program of self-insurance following a nuclear incident at an insured facility is $75.5 million per reactor, which may be adjusted for inflation, plus a five percent charge for legal expenses, not to exceed $10 million per reactor for each nuclear incident in any one year. CPL and each of the other STP owners are subject to such assessments, which CPL and the other owners have agreed will be allocated on the basis of their respective ownership interests in STP. For purposes of these assessments, STP has two licensed reactors.

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

         CPL purchased, for its own account, a NEIL I Business Interruption and/or Extra Expense policy. This insurance will reimburse CPL for extra expenses incurred for replacement generation or purchased power as the result of a covered accident that shuts down production at one or both of the STP Units for more than 21 consecutive weeks. In the event of an outage of STP Units 1 and 2 as a result of the same accident, such insurance will reimburse CPL up to 80% of the recovery. The maximum amount recoverable for a single unit outage is $118.6 million for both Units 1 and 2. CPL is subject to an additional assessment of up to $1.8 million for the current policy year in the event that insured losses at a nuclear facility covered under the NEIL I policy exceed the accumulated funds available under the policy. CPL renewed its current NEIL I Business Interruption and/or Extra Expense policy on September 15, 1997.

         SWEPCO CAJUN ASSET PURCHASE PROPOSAL
         Cajun filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code on December 21, 1994 and is currently operating under the supervision of the United States Bankruptcy Court for the Middle District of Louisiana.

         On March 18, 1998, SWEPCO, together with the Cajun Members Committee, which currently represents 7 of the 12 Louisiana member distribution cooperatives that are served by Cajun, filed the SWEPCO Plan in the bankruptcy court. Under the SWEPCO Plan, a SWEPCO affiliate or subsidiary would acquire all of the non-nuclear assets of Cajun, comprised of the two-unit Big Cajun I natural gas-fired plant, the three-unit Big Cajun II coal-fired plant, and related non-nuclear assets, for $940.5 million in cash, subject to adjustment pursuant to the terms of the asset purchase agreement proposed as part of the SWEPCO plan. The SWEPCO Plan incorporates the terms of a settlement between the RUS, Cajun Members Committee, Claiborne Electric Cooperative, Inc. and SWEPCO. In addition, the SWEPCO Plan provides for SWEPCO and the Cajun member cooperatives to enter into long-term power supply agreements which will provide the Cajun member cooperatives with rate plan options and market access provisions designed to ensure the long-term competitiveness of the cooperatives. Eight cooperatives and CLECO, successor to Teche Electric Cooperative, already have agreed to purchase power from SWEPCO if SWEPCO's plan is confirmed by the bankruptcy court.

         The SWEPCO Plan filed March 18, 1998 replaces plans filed previously by SWEPCO on January 15, 1998, October 26, 1996, September 30, 1996 and April 19, 1996. Entergy Texas is no longer a co-plan proponent with SWEPCO and the Cajun Members Committee, as it had been under SWEPCO plans filed prior to the January 15, 1998 plan. SWEPCO continues to work with Entergy Texas to resolve its objection to the plan. Two competing plans of reorganization for the non-nuclear assets of Cajun have been filed with the bankruptcy court, each with different purchase prices, rate paths and other provisions. Confirmation hearings in Cajun's bankruptcy case were completed in April 1998. Final Briefs are scheduled to be filed in June 1998. Consummation of the SWEPCO Plan is conditioned upon confirmation by the bankruptcy court, and the receipt by SWEPCO and CSW of all requisite state and federal regulatory approvals in addition to their board approvals. If the SWEPCO Plan is confirmed, the $940.5 million required to consummate the acquisition of Cajun's non-nuclear assets is expected to be financed through a combination of external borrowings and internally generated funds with approximately 70% of the external borrowings funded with non-recourse debt. There can be no assurance that the SWEPCO Plan will be confirmed by the bankruptcy court or, if it is confirmed, that it will be approved by federal and state regulators. As of March 31, 1998 SWEPCO had deferred $8.8 million on its balance sheet.

         SWEPCO BILOXI, MISSISSIPPI MGP SITE
         SWEPCO was notified by Mississippi Power in 1994 that it may be a PRP at a MGP site in Biloxi, Mississippi, which was formerly owned and operated by a predecessor of SWEPCO. Since then, SWEPCO has worked with Mississippi Power on both the investigation of the extent of contamination on the site as well as the subsequent sampling of the site. The sampling results indicated contamination at the property as well as the possibility of contamination of an adjacent property. A risk assessment was submitted to the MDEQ, and the MDEQ requested that a future residential exposure scenario be evaluated for comparison with commercial and industrial exposure scenarios. However, Mississippi Power and SWEPCO do not believe that cleanup to a residential scenario is appropriate since this site has been industrial/commercial for more than 100 years, and Mississippi Power plans to continue this type of usage. Mississippi Power and SWEPCO also presented a report to the MDEQ demonstrating that the ground water on the site was not potable, further demonstrating that cleanup to residential standards is not necessary.

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

         At the present time, SWEPCO has not had any further substantive discussions with the MDEQ regarding the ultimate resolution of this issue. Therefore, a final range of cleanup costs is not yet determinable. SWEPCO has incurred approximately $200,000 to date for its portion of the cleanup of this site, and based on its preliminary estimates, anticipates that an additional $2 million may be incurred. Accordingly, SWEPCO has accrued $2 million for the cleanup of the site.

         The State of Mississippi has passed Brownsfield legislation which provides for levels of cleanup standards. Although regulations implementing this legislation are not expected to be finalized until the summer of 1999, the MDEQ has indicated that it will work with SWEPCO in the interim within the legislation's intent to allow the project to move forward.

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

         CSW ENERGY LOANS AND COMMITMENTS
         CSW Energy has agreed to provide construction financing and other credit support up to $235 million for the 330 MW Phillips Sweeny project. CSW Energy obtained the funds for this project through CSW's short-term borrowing program. Construction of this plant began in September 1996 and commenced commercial operations in February 1998. At March 31, 1998, CSW Energy had provided $175 million, including development, construction and financing, of the total estimated $191 million in project costs. CSW Energy expects to obtain permanent project financing in the second quarter of 1998 at which time the project will return a significant portion of the investment and the short-term borrowings will be repaid. In addition, CSW has provided letters of credit and guarantees on behalf of other independent power projects totaling approximately $29 million as of March 31, 1998.

4.       COMMON STOCK AND DIVIDENDS

         CSW's basic earnings per share of common stock are computed by dividing net income for common stock by the average number of common shares outstanding for the respective periods. CSW's dividends per common share reflect per share amounts paid for each of the periods. See MD&A LIQUIDITY AND CAPITAL RESOURCES, CAPITAL STRUCTURE for information related to CSW's common stock.

         At March 31, 1998, approximately $1.4 billion of CSW's subsidiary companies' retained earnings were available for payment of cash dividends by such subsidiaries to CSW. The mortgage indentures, as amended and supplemented, at CPL and PSO contain certain restrictions on the use of their retained earnings for cash dividends on their common stock. These restrictions do not currently limit the ability of CSW to pay dividends to its shareholders. The amounts of retained earnings available for dividends attributable to each the U.S. Electric Operating Companies at March 31, 1998 is as follows.

CPL-$728 million  PSO-$133 million  SWEPCO-$326 million  WTU-$119 million

5.       INCOME TAXES

         The following tables provide a reconciliation of the differences between total income tax expense (income taxes included in Operating Expenses and Taxes as well as Other Income and Deductions) at the federal statutory tax rate and the effective tax rate for the Registrants.

                                      CSW     CPL       PSO    SWEPCO     WTU
                                   --------------------------------------------
                                   (millions)              (thousands)
                                             ----------------------------------

QUARTER ENDED MARCH 31, 1998
Income before taxes attributable to:
   Domestic operations                 $51
   Foreign operations                   35
                                     -----
Income before taxes                    $86   $24,824   $6,359  $22,228   $3,944

Tax at U.S. statutory rate             $30    $8,688   $2,226   $7,780   $1,380
Differences
  Amortization of ITC                   (3)   (1,302)    (479)  (1,166)    (330)
  Mirror CWIP                            1     1,141       --       --       --
  Non-deductible goodwill
    amortization                         3        --       --       --       --
  Foreign tax benefit                  (11)       --       --       --       --
  Prior period adjustments and other     4     2,909     (218)  (1,317)    (196)
                                       ----------------------------------------
Tax expense                            $24   $11,436   $1,529   $5,297     $854
                                       ----------------------------------------

Effective tax rate                     28%       46%      24%      24%       22%

QUARTER ENDED MARCH 31, 1997
Income before taxes attributable to:
   Domestic operations                $(7)
   Foreign operations                  45
                                     ----
Income before taxes                   $38    $(7,363) $10,322  $18,884   $2,156

Tax at U.S. statutory rate            $13    $(2,577)  $3,613   $6,609     $755
Differences
  Amortization of ITC                  (4)    (1,447)    (696)   (1,166)   (330)
  Mirror CWIP                           1      1,089       --        --      --
  Non-deductible goodwill
    amortization                        3         --       --        --      --
  Prior period adjustments and other   (4)    (1,222)    (472)      (82)   (129)
                                       ----------------------------------------
Tax expense                            $9    $(4,157)  $2,445    $5,361    $296
                                       ----------------------------------------

Effective tax rate                     23%        56%      24%       28%     14%


6.       PROPOSED AEP MERGER

        In December 1997, CSW and AEP entered into a definitive merger agreement for a tax-free, stock-for-stock transaction with AEP being the surviving corporation. The transaction is subject to the approval of various state and federal regulatory agencies. The shareholders of CSW will be asked to approve the AEP Merger and the shareholders of AEP will be asked to approve the issuance of shares of AEP common stock pursuant to the AEP Merger agreement and to amend AEP's certificate of incorporation to increase the number of authorized shares of AEP common stock from 300 million shares to 600 million shares. On May 27, 1998, AEP shareholders will vote on whether to issue the additional shares of stock required to complete the merger. On May 28, 1998, CSW shareholders will vote on whether to approve the merger. Proxy statements describing the specific terms of the proposed agreement were mailed to shareholders of both companies in April 1998.

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

7.       LONG-TERM FINANCING

         CSW Services used short-term debt to repay a $60 million variable rate bank loan due December 1, 2001 in two $30 million installments on January 28, 1998 and April 27, 1998. On April 1, 1998 SWEPCO called the remaining 274,000 shares of its $100 par value 6.95% preferred stock. SWEPCO used short-term debt to fund the $28 million redemption.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 1997. Reference is also made to each Registrant's unaudited Financial Statements and related Notes to Financial Statements included herein. The information included therein should be read in conjunction with, and is essential to understanding, the following discussion and analysis.


RESULTS OF OPERATIONS

         Reference is made to ITEM 1. FINANCIAL STATEMENTS for each of the Registrants' RESULTS OF OPERATIONS for the three month period ended March 31, 1998.


LIQUIDITY AND CAPITAL RESOURCES

         OVERVIEW OF CSW OPERATING, INVESTING, AND FINANCING ACTIVITIES
         Net cash flows from operating activities increased $178 million to an inflow of $146 million for the first quarter of 1998 compared to the same period last year. The increase in net cash inflows is due primarily to the absence in 1998 of $190 million of federal and state income tax payments made in the first quarter of 1997 for the gain on CSW's 1996 sale of Transok. However, these first quarter 1997 payments were offset in part by the utilization of Alternative Minimum Tax credits that CSW had previously generated.

         Net cash outflows from investing activities decreased $19 million to an outflow of $110 million for the first quarter of 1998 compared to an outflow of $129 million for the same period last year. CSW Energy obtained permanent external financing during the first quarter of 1997 for the Orange cogeneration project and subsequently reduced its equity investment in the project. In addition, CSW Energy made its final purchase agreement payment on the Ft. Lupton cogeneration project in the first quarter of 1997. CSW Energy also experienced a decrease in construction expenditures for the Sweeny project which went into operation in the first quarter of 1998. The decrease in net cash outflows was offset in part by an increase in investment for telecommunications projects at C3 Communications.

         Net cash from financing activities decreased $48 million to an outflow of $18 million for the first quarter of 1998 compared to an inflow of $30 million for the same period last year. In April 1997, CSW made changes to its common stock plans and stopped issuing original shares. The decrease in net cash from financing activities was due in part to funding these common stock plans through open market purchases. Short-term borrowings decreased during the first quarter of 1998 compared to the same period in 1997 due primarily to borrowings in 1997 incurred for the income tax payments for the Transok gain.

         CONSTRUCTION EXPENDITURES
         CSW's construction expenditures, including allowance for funds used during construction, totaled $121 million for the three months ended March 31, 1998. Such expenditures for the U.S. Electric Operating Companies totaled $33 million, $13 million, $19 million and $10 million, for CPL, PSO, SWEPCO and WTU, respectively. Construction expenditures at the U.S. Electric Operating Companies were primarily for improvements to existing production, transmission and distribution facilities. The improvements are required to meet the needs of new customers and to satisfy the changing requirements of existing customers. CSW anticipates that all funds required for construction for the remainder of the year will be provided from internal sources.

         OTHER FINANCING ISSUES
         CSW can issue common stock, either through open market purchases or original issue shares, through one of its long-term incentive plans, the PowerShare Dividend Reinvestment and Stock Purchase Plan and the Retirement Savings Plan. CSW began funding these plans through open market purchases effective April 1, 1997.

         The CSW System uses short-term debt to meet fluctuations in working capital requirements and other interim capital needs. CSW has established a system money pool to coordinate short-term borrowings for certain of its subsidiaries, primarily the U.S. Electric Operating Companies. In addition, CSW also incurs borrowings for other subsidiaries that are not included in the money pool. As of March 31, 1998, CSW had revolving credit facilities totaling $1.4 billion to back up its commercial paper program.

         CSW Services used short-term debt to repay a $60 million variable rate bank loan due December 1, 2001 in two $30 million installments on January 28, 1998 and April 27, 1998. On April 1, 1998 SWEPCO called the remaining 274,000 shares of its $100 par value 6.95% preferred stock. SWEPCO used short-term debt to fund the $28 million redemption.

         CSW has recently made several finance-related filings with the SEC under the Holding Company Act which, if approved, are expected to increase CSW's financial flexibility and to permit CSW to respond promptly to competitive pressures and take advantage of favorable market conditions. In the first of these filings, CSW has requested authority to repurchase up to ten percent of its outstanding common stock as of June 30, 1997, from its stock and employee benefit plans (pursuant to the terms and conditions of such plans) from time to time through December 31, 2002, and to utilize its short-term borrowing program, including funds borrowed through its commercial paper program, to finance its repurchase in the open market of up to twenty percent of its outstanding common stock as of June 30, 1997. No decision regarding this application has been made by the SEC. Although such authority would increase CSW's flexibility to adjust its capital structure, CSW currently has no plans to repurchase any of its common stock in light of the AEP Merger.

         The second filing requested authority through December 31, 2002 for CSW, the U.S. Electric Operating Companies and CSW Services to finance ongoing business, repay short-term debt and finance the potential repurchase of outstanding securities. CSW requested authority to issue common stock, while the U.S. Electric Operating Companies and CSW Services requested authority to issue common stock, preferred stock and debt. The SEC issued an order on December 30, 1997 granting the requested authority which gives CSW the flexibility to take advantage of favorable market conditions for routine financings. The third filing requested an increase in the authorized short-term borrowing limitation of CSW and certain of its subsidiaries. On April 3, 1998, the SEC issued an order with respect to this application granting the request.

         The final installment of (pound)55 million related to the windfall profits tax, enacted by the United Kingdom government, is payable by SEEBOARD on December 1, 1998.

RATES AND REGULATORY MATTERS

         CPL RATE REVIEW - DOCKET NO. 14965
         In November 1995, CPL filed with the Texas Commission a request to increase its retail base rates by $71 million, and in May 1996, CPL placed a $70 million base rate increase into effect under bond, subject to refund based on the receipt of the CPL 1997 Original Rate Order of the Texas Commission. On March 31, 1997, the Texas Commission issued a rate order in CPL's rate review, Docket No. 14965. Thereafter, CPL filed a motion for rehearing which requested the reconsideration of numerous provisions of the order. Motions for rehearing were also filed by other parties to the rate proceeding. In response to the motions for rehearing, in June 1997, the Texas Commission made several modifications to the CPL 1997 Original Rate Order and also agreed to rehear on remand several other issues. CPL restored its rates in July 1997, with two exceptions, to levels existing prior to the May 1996 implementation of bonded rates. On August 21, 1997, after reconsidering the issues on remand, the Texas Commission voted to issue a revised final order and on September 10, 1997, CPL received a revised final order. CPL filed its second motion for rehearing on September 30, 1997. The second motion for rehearing again requested reconsideration of numerous issues in the rate case. On October 16, 1997, the Texas Commission issued the CPL 1997 Final Order. The CPL 1997 Final Order lowered the annual retail base rates of CPL by approximately $19 million, or 2.5%, from CPL's rate level existing prior to May 1996. The Texas Commission also included a "Glide Path" rate methodology in the CPL 1997 Final Order pursuant to which CPL's annual rates were reduced by an additional $13 million May 1, 1998 and will be reduced an additional $13 million in mid-1999.

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

         CPL has appealed the CPL 1997 Final Order to the State District Court of Travis County to challenge the resolution of several issues in the rate case. The primary issues include: (i) the classification of $800 million of invested capital in STP as ECOM which was also assigned a lower return on equity than non-ECOM property, (ii) the Texas Commission's use of the "Glide Path" rate reduction methodology to be applied to rates in mid-1998 and mid-1999, and (iii) the $18 million of disallowed affiliate transactions from CSW Services. As part of the appeal, CPL sought a temporary injunction to prohibit the Texas Commission from implementing the "Glide Path" rate reduction methodology, currently scheduled to begin in May 1998 which was denied. Hearings on the appeal are scheduled to begin August 28, 1998. Management is unable to predict how the final resolution of these issues will ultimately affect CSW's and CPL's results of operations and financial condition.

         CPL currently accounts for the economic effects of regulation in accordance with SFAS No. 71. Pursuant to the provisions of SFAS No. 71, CPL had recorded approximately $1.3 billion of regulatory-related assets at March 31, 1998. The application of SFAS No. 71 is conditioned upon CPL's rates being set based on the cost of providing service. In the event management concludes that as a result of changes in regulation, legislation, the competitive environment, or other factors, including the CPL 1997 Final Order, CPL no longer meets the criteria for following SFAS No. 71, a write-off of regulatory assets would be required. In addition, CPL and CSW could experience, depending on the timing and amount of any write-off, a material adverse effect on their results of operations and financial condition.

         The foregoing discussion of CPL RATE REVIEW - DOCKET NO. 14965 constitutes forward looking information within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information. See FORWARD LOOKING INFORMATION. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for additional information on the CPL 1997 Final Order.

         SWEPCO LOUISIANA RATE REVIEW
         In 1993, the Louisiana Commission issued an order initiating a review of the rates of all investor-owned utilities in the state. Since that time, each of the other investor-owned utilities in Louisiana has been reviewed. In December 1997, the Louisiana Commission announced it would review SWEPCO's rates and service. SWEPCO's last rate activity was an $8.2 million rate decrease, initiated by SWEPCO and approved for its small and large industrial customers in January 1988. Prior to that, SWEPCO's last rate increase was in 1985.

         The Louisiana Commission has requested bids from consultants to perform a review of SWEPCO's rates and charges and to review SWEPCO's quality of service. The Louisiana Commission plans to select consultants during the second quarter of 1998 and a timeline for the review will be determined shortly thereafter. Management cannot predict the outcome of this review.

         OTHER
         Reference is made to NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for information regarding fuel proceedings at CPL and SWEPCO.


STRATEGIC INITIATIVES

         A vital part of CSW's future strategy involves the pursuit of initiatives that are outside the traditional United States electric utility business due to increasing competition and fundamental changes in this industry. In addition, lower anticipated growth rates in CSW's core United States electric utility business combined with the aforementioned industry factors have resulted in CSW pursuing other initiatives. These initiatives have taken a variety of forms; however, they are all consistent with the overall plan for CSW to develop a global energy business. CSW also has restrictions on the amounts it may spend on these activities under the AEP merger agreement. While CSW believes that such initiatives are necessary to maintain its competitiveness and to supplement its growth in the future, the Holding Company Act may also restrict its ability to successfully pursue some of these initiatives (The foregoing statement constitutes a forward looking statement within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD LOOKING INFORMATION). See RECENT DEVELOPMENTS AND TRENDS.


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

This combination is expected to create one of the nation's preeminent diversified electric utilities serving more than 4.6 million customers in 11 states and approximately 4 million customers outside the United States. Both companies have low-cost generation and offer their customers in every state prices below the national average. Over the last two years, both CSW and AEP have ranked among the top five electric utilities in customer satisfaction in the American Customer Satisfaction Index(TM) (Survey conducted by the University of Michigan Business School and the American Society of Quality Control).

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

         On April 30, 1998, AEP and CSW jointly filed requests with the FERC for approval of their proposed merger and with the Texas Commission for a finding that the merger is in the public interest. Testimony submitted in the filings outlines the expected benefits of the merger to AEP and CSW customers and shareholders. These benefits include:

  * $2 billion in non-fuel operations and maintenance expense savings over 10 years;
  *  $98 million in net fuel savings over 10 years;
  *  Improved capital structure and increased financial strength;
  *  Optimization of business practices and continued high-quality service;
  * Increased diversity in customer base, generating resources and service territory;
  *  Increased support for restructuring of retail electric markets; and
  *  Increased support for an independent system operator.

         The filings address required regulatory standards under applicable law and seek favorable determinations by the FERC and the Texas Commission.

         Specifically, AEP and CSW have proposed a regulatory plan in Texas that provides for:

  * Approximately $29 million in fuel cost savings to Texas customers during the 10-year period following completion of the merger;
  * A commitment to not raise base rates prior to Jan. 1, 2002 for Texas customers and a plan to share approximately one-half of the savings created by the merger during the first 10 years following the merger. In Texas, approximately $183 million of the savings from synergies will be used to reduce future costs to customers; and
  * A commitment to continue the current high level of customer service and to identify opportunities and implement measures to further improve service quality.

         The Texas filing provides that there will be minimal job reductions among employees having direct contact with customers. CSW's work force currently totals about 7,000 employees, and AEP's work force totals about 18,000 employees. AEP and CSW intend to use a combination of reduced hiring and attrition to the maximum extent possible to minimize the need for employee separations.

         The merger is conditioned, among other things, upon the approval of CSW stockholders and several state and federal regulatory agencies. AEP shareholders must authorize additional common stock and approve a new common stock issuance to be used in the exchange for CSW common stock. On May 27, 1998, AEP shareholders will vote on whether to issue the additional shares of stock required to complete the merger. On May 28, 1998, CSW shareholders will vote on whether to approve the merger. Proxy statements describing the specific terms of the proposed agreement were mailed to shareholders of both companies in April of 1998. The companies anticipate that regulatory approvals can be obtained in 12 to 18 months from the date of announcement. See NOTE 6. PROPOSED AEP MERGER.


OTHER MERGER AND ACQUISITION ACTIVITY

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

         The SWEPCO Plan filed March 18, 1998 replaces plans filed previously by SWEPCO on January 15, 1998, October 26, 1996, September 30, 1996 and April 19, 1996. Two competing plans of reorganization for the non-nuclear assets of Cajun have been filed with the bankruptcy court, each with different purchase prices, rate paths and other provisions. Confirmation hearings in Cajun's bankruptcy case were completed in April 1998. Final briefs are scheduled to be filed in June 1998. Consummation of the SWEPCO Plan is conditioned upon confirmation by the bankruptcy court, and the receipt by SWEPCO and CSW of all requisite state and federal regulatory approvals in addition to their board approvals. If the SWEPCO Plan is confirmed, the $940.5 million required to consummate the acquisition of Cajun's non-nuclear assets is expected to be financed through a combination of external borrowings and internally generated funds with approximately 70% of the external borrowings funded with non-recourse debt. There can be no assurance that the SWEPCO Plan will be confirmed by the bankruptcy court or, if it is confirmed, that it will be approved by federal and state regulators. For additional information regarding the SWEPCO Cajun asset purchase proposal see NOTE 3. COMMITMENTS AND CONTINGENT LIABILITIES.


RECENT DEVELOPMENTS AND TRENDS

         INDUSTRY RESTRUCTURING INITIATIVES
         Several initiatives regarding restructuring the electric utility industry have recently been undertaken in the four states in which the U.S. Electric Operating Companies operate. Legislation was enacted in Oklahoma while legislative activity in Texas, Louisiana and Arkansas stopped short of any definitive action. The regulatory commissions in Arkansas, Louisiana and Texas are currently studying various restructuring issues. In April 1997, the Oklahoma Legislature enacted legislation dealing with industry restructuring in Oklahoma, which provides for retail competition by July 1, 2002. The legislation directs the Oklahoma Commission to study all relevant issues relating to restructuring and develop a framework for a restructured industry. A bill has been introduced in the 1998 Oklahoma legislative session which would accelerate the completion date for the restructuring studies but would not change the date for retail competition.

         CPL - WHOLESALE CUSTOMERS
         CPL's largest wholesale customer, Magic Valley Electric Cooperative, gave CPL notice of termination of its contract in 1996. Magic Valley Electric Cooperative's contract will expire on July 23, 2001. CPL's remaining wholesale customers have also given CPL notice that they intend to terminate their contracts upon expiration of the five year notice period. During the first quarter of 1998, CPL sold 411 million KWHs to its wholesale customers which represents 9% of total sales. While CPL will be able to compete for each of it terminating customers in the wholesale market, there can be no assurance that CPL will be able to retain these customers.


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

         The U.S. Electric Operating Companies experience commodity price exposures related to the purchase of fuel supplies for the generation of electricity and for the purchase of power and energy from other generation sources. Contracts that provide for the future delivery of these commodities can be considered forward contracts which contain pricing and/or volume terms designed to stabilize the cost of the commodity. Consequently, the U.S. Electric Operating Companies manage their price exposure for the benefit of customers by balancing their commodity purchases through a combination of long-term and short-term (spot-market) agreements. In addition, SEEBOARD has entered into contracts for differences to reduce exposure to fluctuations in the price of electricity purchased from the electricity power pool of England and Wales. This pool was established at privatization of the United Kingdom's electric industry for the bulk trading of electricity between generators and suppliers. At March 31, 1998, the gross value of such contracts for differences amounted to not more than 97% of any year's expected power purchases.

         CSW has, at times, been exposed to currency and interest rate risks which reflect the floating exchange rate that exists between the U.S. dollar and the British pound since its purchase of SEEBOARD in 1995. CSW has utilized certain risk management tools to manage adverse changes in exchange rates and to facilitate financing transactions resulting from CSW's acquisition of SEEBOARD. At March 31, 1998, CSW had positions in two cross currency swap contracts. The following table presents information relating to these contracts. The market value represents the foreign exchange/interest rate terms inherent in the cross currency swaps at current market pricing. CSW expects to hold these contracts to maturity. At current exchange rates, this liability is included in long-term debt on the balance sheet at a carrying value of approximately $435 million.

                                        Expected       Expected Cash
                        Maturity      Cash Inflows       Outflows
Contract                  Date      (Maturity Value)  (Market Value)
-------------------  -------------- ---------------- -----------------

Cross currency swap  August 1, 2001   $200 million     $218.2 million
Cross currency swap  August 1, 2006   $200 million     $232.5 million

ENVIRONMENTAL

         STATE OF TEXAS
         Pursuant to legislation passed last year in the Texas legislature, the Texas Natural Resources Conservation Commission is developing a program that will allow for the voluntary permitting of grandfathered facilities. Grandfathered facilities are generally defined as those facilities with air emissions that began operation before the requirements of the 1971 Clean Air Act took effect. These facilities were not required to obtain construction or operation permits for their air emissions. Grandfathered facilities include a wide range of sources, including refineries, chemical plants, power plants, cotton gins, paint shops, bakeries, and dry cleaners.

         Constituents in Texas are working with the Texas Natural Resources Conservation Commission to develop the rules for the voluntary program, which are currently in draft form. The proposed draft rules call for grandfathered facilities to employ "best available retrofit technology" where appropriate and reasonable. CSW estimates the cost to permit its grandfathered units under the voluntary program to be $3 to $15 million over the next ten years. All of CSW's grandfathered units are gas units which are less expensive to upgrade than coal units.


OTHER MATTERS

         YEAR 2000
         In 1996, a system-wide program to prepare CSW's computer systems and applications for the year 2000 was initiated. CSW expects to incur internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare the systems for the year 2000. Testing and conversion is expected to cost between $20 million and $21 million over the next two years including both domestic and foreign operations. A significant portion of these costs is likely to be covered through the redeployment of existing resources. The project includes all management information systems which support business functions such as customer billing, payroll and other business functions. Other systems with computer-based controls such as telecommunications, elevators, building environmental management, metering, plant, transmission, distribution and substations are included in this project as well. The major applications which pose the greatest risk for CSW if implementation is not successful are the transmission and distribution automation system; the time in use, demand and recorder metering system for commercial and industrial customers; and the power billing system. The potential problems related to these systems are electric service interruptions to customers, interrupted revenue data gathering and poor customer relations resulting from delayed billing, respectively. Costs related to the year 2000 program will be expensed as incurred.

         CSW's system-wide year 2000 program began with an executive sponsor and project manager being named and a centralized team being formed. The project is classified as high priority and the status is checked bi-weekly with weekly updates to the senior management team. Key milestones for the year 2000 program follow.
         (i) Inventory and assessment of business applications and vendor supplied software were completed in the first quarter of 1997. Only 25% of the business application programs were determined to be non-compliant and in need of remediation by December 1999.
         (ii) Adequate preparation to permit effective modification and certification testing of business application software was completed in the third quarter of 1997.

         (iii) Remediation plans and schedules for business applications were established in the fourth quarter of 1997 and conversion activities were initiated. All but three applications are targeted for completion by December 31, 1998 and the remainder by mid-year 1999.
         (iv) An inventory and preliminary assessment of the electric business operation systems were also completed in the fourth quarter of 1997. This included switchboards, elevators, environmental controls, vehicles, metering systems, and embedded logic or real time control systems in support of generation and delivery of electricity. Continuing analysis and corrective measures are now underway for these systems with completion targeted for early 1999.
         (v) Most of calendar year 1999 has been reserved for final verification of all external interfaces.


ACCOUNTING STANDARDS ISSUED

         The Registrants will adopt the following statement that the FASB issued in 1997 on the date indicated below:

  * SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which the registrants must adopt in the financial statements for the year ended December 31, 1998.

         The Registrants do not expect adoption of this standard to have a material impact on their financial results or financial statement disclosures.

PART II - OTHER INFORMATION

        For background and earlier developments relating to PART II information, reference is made to the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 1997.


ITEM 1.  LEGAL PROCEEDINGS.

         CPL ANGLO IRON METAL
         In April 1998, CPL was sued by Anglo in the United States District Court for the Southern District of Texas, Brownsville Division, for claims arising from the clean up of a site owned and operated by Anglo in Harlingen, Texas. Anglo seeks reimbursement pursuant to CERCLA and common law contribution and indemnity for alleged response/clean up costs of $328,000 and damages of $150,000 for "loss of fair market value" of the site. Management cannot predict the outcome of this litigation. However management believes that CPL has defenses to Anglo's claims and intends to defend the matter vigorously. Management also believes that the ultimate resolution of this matter will not have a material adverse impact on CSW's or CPL's consolidated results of operations or financial condition.

         CPL VALERO
         In April 1998, Valero filed suit against CPL in Nueces County, Texas District Court, alleging claims for breach of contract and negligence. Valero's suit seeks in excess of $11 million as damages for property loss and lost profits allegedly incurred after an interruption of electricity to its facility in Corpus Christi, Texas in April 1996. Management cannot predict the outcome of this litigation. However management believes that CPL has defenses to Valero's claims and intends to defend the matter vigorously. Management also believes that the ultimate resolution of this matter will not have a material adverse impact on CSW's or CPL's consolidated results of operations or financial condition.

         SWEPCO BURLINGTON NORTHERN TRANSPORTATION CONTRACT
         In January 1995, a state district court in Bowie County, Texas entered judgment in favor of SWEPCO against Burlington Northern in a lawsuit regarding rates charged under two rail transportation contracts for delivery of coal to SWEPCO's Welsh and Flint Creek power stations. The court awarded SWEPCO approximately $72 million that would benefit customers, if collected, representing damages for the period from April 27, 1989 through September 26, 1994, as well as post-judgment interest and attorneys' fees and granted certain declaratory relief requested by SWEPCO. Burlington Northern appealed the state district court's judgment to the Texarkana, Texas Court of Appeals and, in April 1996, that court reversed the judgment of the state district court. In October 1996, SWEPCO filed an application with the Supreme Court of Texas to grant a writ of error to review and reverse the judgment of the Texarkana, Texas Court of Appeals. In June 1997, the Supreme Court of Texas granted SWEPCO's application for writ of error. Oral argument was held before the Supreme Court of Texas in October 1997. On March 13, 1998, the Supreme Court of Texas affirmed the judgment of the court of appeals. On April 7, 1998, SWEPCO filed a motion for rehearing of the Supreme Court of Texas' decision, where the matter is now pending. There can be no assurance that the Supreme Court of Texas will grant CSW's motion for rehearing.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

CPL
(i) The annual meeting of stockholders of CPL was held on April 17, 1998.

(ii) Directors elected at the annual meeting were:

       John F. Brimberry             Robert A. McAllen
       E. R. Brooks                  Pete Morales, Jr.
       Glenn Files                   H. Lee Richards
       Ruben M. Garcia               J.  Gonzalo Sandoval
       Alphonso Jackson              Gerald E. Vaughn

(iii) No other matters (other than procedural maters) were voted upon at the annual meeting.


PSO
(i) The annual meeting of stockholders of PSO was held on April 22, 1998.

(ii) Directors elected at the annual meeting were:

       E. R. Brooks                  Paul K. Lackey, Jr.
       T.D. Churchwell               Paula Marshall-Chapman
       Harry A. Clarke               William R. McKamey
       Glenn Files                   Dr. Robert B. Taylor, Jr.

(iii) No other matters (other than procedural matters) voted upon at the annual meeting.


SWEPCO
(i) The annual meeting of stockholders of SWEPCO was held on April 8, 1998.

(ii) Directors elected at the annual meeting were:

       E. R. Brooks                  Michael H. Madison
       James E. Davison              Karen C. Martin
       Glenn Files                   William C. Peatross
       Dr.  Frederick E. Joyce       Maxine P. Sarpy
       John M. Lewis

(iii) No other matters (other than procedural) were voted upon at the annual meeting.

WTU
(i) The annual meeting of stockholders of WTU was held on March 31, 1998.

(ii) Directors elected at the annual meeting were:

       E. R. Brooks                  Tommy Morris
       Paul J. Brower                Dian G. Owen
       Glenn Files                   James M. Parker
       Alphonso Jackson              F. L. Stephens

(iii) No other matters (other than procedural) were voted upon at the annual meeting.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS:

     (3)   BYLAWS OF PSO
           1     Bylaws, as amended April 22, 1998, filed herewith.

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


(B)  REPORTS FILED ON FORM 8-K:

           CSW, CPL, PSO, SWEPCO, WTU
           ITEM 5. OTHER EVENTS, dated April 30, 1998 and filed May 12, 1998, providing certain information regarding the AEP Merger with respect to requesting merger approval from the FERC and the Texas Commission.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned Registrant shall be deemed to relate only to matters having reference to such Registrant or its subsidiaries.


                            CENTRAL AND SOUTH WEST CORPORATION


Date:  May 14, 1998         /S/ LAWRENCE B. CONNORS
                                Lawrence B. Connors
                                Controller and Chief Accounting Officer
                                (Principal Accounting Officer)



                            CENTRAL POWER AND LIGHT COMPANY
                            PUBLIC SERVICE COMPANY OF OKLAHOMA
                            SOUTHWESTERN ELECTRIC POWER COMPANY
                            WEST TEXAS UTILITIES COMPANY


Date:  May 14, 1998         /S/ R. RUSSELL DAVIS
                                R. Russell Davis
                                Controller and Chief Accounting Officer
                                (Principal Accounting Officer)