Form 10-Q
period 1998-06-30
CENTRAL & SOUTH WEST CORP
filed 1998-08-14
CIK 18540

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
          (X) COMBINED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1998

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

Common Stock Outstanding at August 11, 1998                      Shares
   Central and South West Corporation                          212,456,619
   Central Power and Light Company                               6,755,535
   Public Service Company of Oklahoma                            9,013,000
   Southwestern Electric Power Company                           7,536,640
   West Texas Utilities Company                                  5,488,560

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

           CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY COMPANIES

               TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q
                                  JUNE 30, 1998


                                                                            PAGE

GLOSSARY OF TERMS.............................................................3


FORWARD LOOKING INFORMATION...................................................5


PART I.  FINANCIAL INFORMATION................................................6


   ITEM 1.  FINANCIAL STATEMENTS..............................................6
      CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY COMPANIES.............6
      CENTRAL POWER AND LIGHT COMPANY........................................16
      PUBLIC SERVICE COMPANY OF OKLAHOMA.....................................23
      SOUTHWESTERN ELECTRIC POWER COMPANY....................................30
      WEST TEXAS UTILITIES COMPANY...........................................37
      NOTES TO FINANCIAL STATEMENTS..........................................45

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS......................................61

PART II - OTHER INFORMATION..................................................76


   ITEM 1.  LEGAL PROCEEDINGS................................................76

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............77

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................77

SIGNATURES...................................................................79

GLOSSARY OF TERMS
The following abbreviations or acronyms used in this text are defined below:

ABBREVIATION OR ACRONYM     DEFINITION
AEP.........................American Electric Power Company, Inc.
AEP Merger..................Proposed Merger between AEP and CSW as a result of which CSW would become a wholly owned subsidiary of
                            AEP
ALJ.........................Administrative Law Judge
Alpek.......................Alpek S.A. de C.V.
Anglo.......................Anglo Iron and Metal, Inc.
ANI.........................American Nuclear Insurance
Arkansas Commission.........Arkansas Public Service Commission
Burlington Northern.........Burlington Northern Railroad Company
C3 Communications...........C3 Communications, Inc., Austin, Texas (formerly CSW
                            Communications, Inc.)
Cajun.......................Cajun Electric Power Cooperative, Inc.
Cajun Members Committee.....A committee which represents 7 of the 12 Louisiana member distribution cooperatives that are served by
                            Cajun
CELPA.......................Centrais Eletricas do Para S.A.
CEMAT.......................Centrais Eletricas Matogrossenses S.A.
CERCLA......................Comprehensive Environmental Response, Compensation
                            and Liability Act of 1980
CLECO.......................Central Louisiana Electric Company, Inc.
CPL.........................Central Power and Light Company, Corpus
                            Christi, Texas
CPL 1997 Final Order........Final orders received from the Texas Commission in
                            CPL's rate case Docket No. 14965
CSW.........................Central and South West Corporation, Dallas, Texas
CSW Credit..................CSW Credit, Inc., Dallas, Texas
CSW Energy..................CSW Energy, Inc., Dallas, Texas
CSW International...........CSW International, Inc., Dallas, Texas
CSW Services................Central and South West Services, Inc., Dallas, Texas
                            and Tulsa, Oklahoma
CSW System..................CSW and its subsidiaries
CWIP........................Construction work in progress
ECOM........................Excess cost over market
El Paso.....................El Paso Electric Company
Enertek.....................Co-generation power plant, Tampico, Mexico
Entergy Texas...............Entergy Texas Utilities Company
EPA.........................Environmental Protection Agency
ERCOT.......................Electric Reliability Council of Texas
Exchange Act................Securities Exchange Act of 1934, as amended
FASB........................Financial Accounting Standards Board
FERC........................Federal Energy Regulatory Commission
FMB.........................First mortgage bond
Holding Company Act.........Public Utility Holding Company Act of 1935, as
                            amended
ISO.........................Independent System Operator
ITC.........................Investment tax credit
Inepar......................Inepar S.A. Industria e Construcoes
LIFO........................Last-in First-out (inventory accounting method)
Louisiana Commission........Louisiana Public Service Commission
MD&A........................Management's Discussion and Analysis of Financial
                            Condition and Results of Operations
MDEQ........................Mississippi Department of Environmental Quality
MGP.........................Manufactured gas plant or coal gasification plant
Midwest ISO.................ISO comprised of the following charter members:
                            Wisconsin Energy, Common Wealth Edison, Cinergy,
                            Illinois Power, Ameren, Louisville Gas and Electric,
                            Hoosier Cooperative,  and Walbash Cooperative
Mirror CWIP.................Mirror Construction Work in Progress
Mississippi Power...........Mississippi Power Company
MMbtu.......................Million Btu (British thermal unit)
MW..........................Megawatt
MWH.........................Megawatt-hour

ABBREVIATION OR ACRONYM     DEFINITION
NRC.........................Nuclear Regulatory Commission
Oklahoma Commission.........Corporation Commission of the State of Oklahoma
PRP.........................Potentially responsible party
PSO.........................Public Service Company of Oklahoma, Tulsa, Oklahoma
PSO 1997 Rate Settlement
  Agreement.................Joint stipulation agreement reached by PSO and other parties to settle PSO's 1997 rate inquiry
Registrant(s)...............CSW, CPL, PSO, SWEPCO and WTU
RUS.........................Rural Utilities Service of the federal government
SEC.........................United States Securities and Exchange Commission
SEEBOARD....................SEEBOARD plc., Crawley, West Sussex, United Kingdom
SEEBOARD U.S.A..............CSW's investment in SEEBOARD consolidated and converted to U.S. Generally Accepted Accounting
                            Principles
SFAS........................Statement of Financial Accounting Standards
SFAS No. 52.................Foreign Currency Translation
SFAS No. 71.................Accounting for the Effects of Certain Types of
                            Regulation
SFAS No. 131................Disclosure about Segments of an Enterprise and
                            Related Information
SFAS No. 133................Accounting for Derivative Instruments and Hedging
                            Activities
STP.........................South Texas Project nuclear electric generating station, jointly owned by CPL, Houston Lighting and
                            Power Company, City of Austin, and City of San
                            Antonio
STPNOC......................STP Nuclear Operating Company, a non-profit Texas
                            Corporation, jointly owned by CPL, Houston Lighting
                            and Power Company, City of Austin and City of San
                            Antonio
SWEPCO......................Southwestern Electric Power Company, Shreveport,
                            Louisiana
SWEPCO Plan.................The amended plan of reorganization for Cajun filed by the Members Committee and SWEPCO on
                            March 18, 1998 with the U.S. Bankruptcy Court for
                            the Middle District of Louisiana
Texas Commission............Public Utility Commission of Texas
Transok.....................Transok, Inc. and subsidiaries, a former wholly-owned subsidiary of CSW
Trust Preferred
  Securities................Collective term for securities issued by business trusts of CPL, PSO and SWEPCO classified on the
                            balance sheet as "Certain Subsidiary (or
                            CPL/PSO/SWEPCO)- obligated, mandatorily redeemable
                            preferred securities of subsidiary trusts holding
                            solely Junior Subordinated Debentures of such
                            Subsidiaries (or CPL/PSO/SWEPCO)"
U.S. District Court.........U.S. District Court for the Middle District of
                            Louisiana
U.S. Electric(s) or
  U.S. Electric
  Operating Companies.......CPL, PSO, SWEPCO and WTU
Valero......................Valero Refining Company-Texas, Valero Refining
                            Company and Valero Energy Company
Vale........................Empresa De Electricidade Vale Paranpanema S/A
WTU.........................West Texas Utilities Company, Abilene, Texas
Yorkshire...................Yorkshire plc, a regional electricity company in the
                            United Kingdom

FORWARD LOOKING INFORMATION
This report made by CSW and its subsidiaries contains forward looking statements within the meaning of Section 21E of the Exchange Act. Although CSW and each of its subsidiaries believe that, in making any such statements, their expectations are based on reasonable assumptions, any such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. Important factors that could cause actual results to differ materially from those in the forward looking statements include, but are not limited to: the impact of general economic changes in the U.S. and in countries in which CSW either currently has made or in the future may make investments; the impact of deregulation on the U.S. electric utility business; increased competition and electric utility industry restructuring in the U.S.; the impact of the proposed AEP Merger including any regulatory conditions imposed on the merger, the inability to consummate the AEP Merger, or other merger and acquisition activity including the SWEPCO Plan; federal and state regulatory developments and changes in law which may have a substantial adverse impact on the value of CSW System assets; timing and adequacy of rate relief; adverse changes in electric load and customer growth; climatic changes or unexpected changes in weather patterns; changing fuel prices, generating plant and distribution facility performance; decommissioning costs associated with nuclear generating facilities; uncertainties in foreign operations and foreign laws affecting CSW's investments in those countries; the effects of retail competition in the natural gas and electricity distribution and supply businesses in the United Kingdom; and the timing and success of efforts to develop domestic and international power projects. In the non-utility area, the aforementioned factors would also apply, and, in addition, would include, but are not limited to: the ability to compete effectively in new areas, including telecommunications, power marketing and brokering, and other energy related services, as well as evolving federal and state regulatory legislation and policies that may adversely affect those industries generally or the CSW System's business in areas in which it operates.

CSW



                          CENTRAL AND SOUTH WEST CORPORATION
                               AND SUBSIDIARY COMPANIES



                            PART I. FINANCIAL INFORMATION.

                            ITEM 1. FINANCIAL STATEMENTS.

                       CENTRAL AND SOUTH WEST CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                      Three Months Ended   Six Months Ended
                                            June 30,           June 30,
                                         --------------    ----------------
                                          1998   1997       1998     1997
                                         ------ -------    -------  -------
                                        (millions, except per share amounts)
Operating Revenues
    U.S. Electric                          $885    $765     $1,574   $1,508
    United Kingdom                          403     403        935      923
    Other diversified                        56      16         92       31
                                         ------ -------    -------  -------
                                          1,344   1,184      2,601    2,462
Operating Expenses and Taxes
    U.S. Electric fuel                      315     261        551      522
    U.S. Electric purchased power            26      17         47       43
    United Kingdom cost of sales            270     282        654      651
    Other operating                         244     224        472      442
    Maintenance                              40      40         74       73
    Provision for CPL 1997 Final Order     --       (26)      --         15
    El Paso merger litigation              --        10       --         35
    Depreciation and amortization           126     120        249      239
    Taxes, other than income                 55      46        101       94
    Income taxes                             54      41         76       52
                                         ------ -------    -------  -------
                                          1,130   1,015      2,224    2,166
                                         ------ -------    -------  -------
Operating Income                            214     169        377      296
                                         ------ -------    -------  -------

Other Income and Deductions
    Other                                    11      10         29       11
    Non-operating income taxes                1       1         (2)       4
                                         ------ -------    -------  -------
                                             12      11         27       15
                                         ------ -------    -------  -------

Income Before Interest and Other Charges    226     180        404      311

Interest and Other Charges
    Interest on long-term debt               80      85        160      167
    Interest on short-term debt and
      other                                  29      15         60       35
    Distributions on trust preferred
      securities                              7       4         13        4
    Preferred dividend requirements
      of subsidiaries                         2       3          4        7
    (Gain)/Loss on reacquired
       preferred stock                        1     (10)         1      (10)
                                         ------ -------    -------  -------
                                            119      97        238      203
                                         ------ -------    -------  -------

Net Income for Common Stock                $107     $83       $166     $108
                                         ====== =======    =======  =======

Average Common Shares Outstanding         212.3   212.2      212.3    212.0

Basic and Diluted Earnings per Share      $0.50   $0.39      $0.78    $0.51
                                         ====== =======    =======  =======

Dividends Paid per Share of Common Stock $0.435  $0.435      $0.87    $0.87
                                         ====== =======    =======  =======



   The accompanying notes to consolidated financial statements are an integral part of these statements.

                       CENTRAL AND SOUTH WEST CORPORATION

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)


                                                    Three            Six
                                                 Months Ended   Months Ended
                                                   June 30,        June 30,
                                                 ------------   -------------
                                                  1998   1997   1998     1997
                                                 -----  -----   -----   -----
                                                  (millions)      (millions)

Net Income for Common Stock                       $107    $83    $166    $108
                                                 -----  -----   -----   -----

Other Comprehensive Income, Net of Tax
    Foreign currency translation adjustment         (6)     9      10     (39)
    Unrealized gains or losses on
      securities:
        Unrealized gains(losses) occurring
          during period                            (12)     2     (10)      1
        Adjustments for gains(losses) included
          in net income                           --      --       (8)   --
                                                 -----  -----   -----   -----
                                                   (18)    11      (8)    (38)

Comprehensive Income                               $89    $94    $158     $70
                                                 =====  =====   =====   =====
































  The accompanying notes to consolidated financial statements are an integral part of these statements.

                       CENTRAL AND SOUTH WEST CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                   June 30,    December 31,
                                                     1998         1997
                                                 (unaudited)   (audited)
                                                   -------      -------
                                                        (millions)
ASSETS
Fixed Assets
    Electric
        Production                                  $5,845       $5,824
        Transmission                                 1,580        1,558
        Distribution                                 4,630        4,453
        General                                      1,359        1,381
        Construction work in progress                  185          184
        Nuclear fuel                                   202          196
                                                   -------      -------
                                                    13,801       13,596
    Other diversified                                  299          250
                                                   -------      -------
                                                    14,100       13,846
  Less - Accumulated depreciation and amortization   5,476        5,264
                                                   -------      -------
                                                     8,624        8,582
                                                   -------      -------
Current Assets
    Cash and temporary cash investments                218           75
    Accounts receivable                              1,051          916
    Materials and supplies, at average cost            157          172
    Electric utility fuel inventory                     83           65
    Under-recovered fuel costs                          34           84
    Notes receivable                                    71         --
    Prepayments and other                               76           78
                                                   -------      -------
                                                     1,690        1,390
                                                   -------      -------
Deferred Charges and Other Assets
    Deferred plant costs                               500          503
    Mirror CWIP asset                                  279          285
    Other non-utility investments                      430          448
    Securities available for sale                       74          103
    Income tax related regulatory assets, net          321          329
    Goodwill                                         1,428        1,428
    Other                                              437          383
                                                   -------      -------
                                                     3,469        3,479
                                                   -------      -------
                                                   $13,783      $13,451
                                                   =======      =======







   The accompanying notes to consolidated financial statements are an integral part of these statements.

                       CENTRAL AND SOUTH WEST CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                  June 30,     December 31,
                                                   1998           1997
                                                (unaudited)     (audited)
                                                -----------    ----------
CAPITALIZATION AND LIABILITIES                         (millions)
Capitalization
    Common stock:   $3.50 par value
        Authorized shares:   350.0 million
        Issued and outstanding
          shares: 212.3 million
          in 1998 and 212.2 million in 1997         $ 744           $ 743
    Paid-in capital                                 1,045           1,039
    Retained earnings                               1,732           1,750
    Accumulated other comprehensive income             16              24
                                                ---------       ---------
                                                    3,537   45%     3,556   45%
                                                --------- ----- --------- -----
    Preferred stock
        Not subject to mandatory redemption           176             176
        Subject to mandatory redemption                --              26
                                                ---------       ---------
                                                      176    3%       202    2%
    Certain Subsidiary-obligated,
       mandatorily redeemable preferred
       securities of subsidiary trusts
       holding solely Junior
       Subordinated Debentures of such
       Subsidiaries                                   335    4%       335    4%
    Long-term debt                                  3,783   48%     3,898   49%
                                                --------- ----- --------- -----
          Total Capitalization                      7,831  100%     7,991  100%
                                                --------- ----- --------- -----

Current Liabilities
    Long-term debt and preferred stock
      due within twelve months                         94              32
    Short-term debt                                   890             721
    Short-term debt - CSW Credit                      814             636
    Loan notes                                         58              56
    Accounts payable                                  634             573
    Accrued taxes                                     232             171
    Accrued interest                                  103              87
    Other                                             160             238
                                                ---------       ---------
                                                    2,985           2,514
                                                ---------       ---------

Deferred Credits
    Accumulated deferred income taxes               2,459           2,431
    Investment tax credits                            272             278
    Other                                             236             237
                                                ---------       ---------
                                                    2,967           2,946
                                                ---------       ---------
                                                 $ 13,783        $ 13,451
                                                =========       =========




The accompanying notes to consolidated financial statements are an integral part of these statements.

                       CENTRAL AND SOUTH WEST CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                  Six Months Ended
                                                       June 30,
                                                ----------------------
                                                 1998            1997
                                                ------          ------
OPERATING ACTIVITIES                                  (millions)
    Net Income for Common Stock                   $166           $108
    Non-cash Items and Adjustments
        Depreciation and amortization              256            256
        Deferred income taxes and
          investment tax credits                    14            (15)
        Preferred stock dividends
          included in Net income
          for common stock                           4              7
        (Gain)/loss on reacquired
           preferred stock                           1            (10)
        Provision for CPL 1997 Final Order        --               15
    Changes in Assets and Liabilities
        Accounts receivable                       (135)          (167)
        Accounts payable                            61           (136)
        Accrued taxes                               61            (79)
        Fuel inventory                             (18)            19
        Fuel recovery                               50            (13)
        Refund due customers                       (64)            56
        Other                                        7            129
                                                 -----          -----
                                                   403            170
                                                 -----          -----
INVESTING ACTIVITIES
    Construction expenditures                     (252)          (243)
    CSW Energy/CSW International projects          (74)           (97)
    Other                                           (9)            (5)
                                                 -----          -----
                                                  (335)          (345)
                                                 -----          -----
FINANCING ACTIVITIES
    Common stock sold                                6             20
    Long-term debt sold                              5           --
    Reacquisition/Maturity of long-term debt       (89)           (51)
    Reacquisition of preferred stock               (28)          (110)
    Proceeds from the issuance of Subsidiary
      obligated, mandatorily redeemable,
      trust preferred securities                  --              324
    Change in short-term debt                      346            164
    Payment of dividends                          (186)          (194)
    Other                                           26             39
                                                 -----          -----
                                                    80            192
                                                 -----          -----

Effect of exchange rate changes on cash
   and cash equivalents                             (5)            (3)

Net Change in Cash and Cash Equivalents            143             14
Cash and Cash Equivalents at Beginning of Period    75            254
                                                 =====          =====
Cash and Cash Equivalents at End of Period        $218           $268
                                                 =====          =====

SUPPLEMENTARY INFORMATION
    Interest paid less amounts capitalized        $210           $190
                                                 =====          =====
    Income taxes paid                              $53           $174
                                                 =====          =====


   The accompanying notes to consolidated financial statements are an integral part of these statements.

CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY COMPANIES
RESULTS OF OPERATIONS

         Set forth below is information concerning the consolidated results of operations of CSW for the three month and six month periods ended June 30, 1998 and June 30, 1997. For information concerning the results of operations for each of the U.S. Electric Operating Companies, see the discussions under the heading RESULTS OF OPERATIONS following the financial statements of each of the U.S. Electric Operating Companies.


COMPARISON OF THE QUARTERS ENDED JUNE 30, 1998 AND 1997

         Net income for common stock increased to $107 million in the second quarter of 1998 from $83 million in 1997. The increase in earnings was due to more favorable weather at the U.S. Electric Operating Companies, increased earnings at CPL of $8 million and SEEBOARD U.S.A. of $11 million, and the absence in 1998 of $7 million in after-tax charges recorded in the second quarter of 1997 for the settlement of the El Paso litigation. Partially offsetting the increase in earnings was the absence in 1998 of a $10 million gain recognized on the reacquisition of a portion of the U.S. Electric Operating Companies' preferred stock. Earnings at CPL increased due to higher MWH sales due to warmer weather and the absence in 1998 of the provision recorded in the second quarter of 1997 for the CPL 1997 Final Rate Order partially offset by CPL's $3 million share of the previously mentioned gain on reacquired preferred stock recorded in the second quarter of 1997. Earnings at SEEBOARD U.S.A. increased due primarily to higher MWH sales due to colder weather and foreign tax benefits. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS and MD&A - RATES AND REGULATORY MATTERS for more information related to the CPL 1997 Final Rate Order. Other factors affecting earnings are discussed below.

         In the second quarter of 1998, the U.S. Electric Operating Companies and SEEBOARD U.S.A. contributed the following percentages to CSW's results of operations.
                                                              Corporate
                                 U.S.     SEEBOARD   Total    Items and
                               Electric    U.S.A.   Electric    Other     Total
                              -------------------------------------------------

Operating Revenues                66%        30%      96%        4%        100%
Operating Income                  75%        20%      95%        5%        100%
Net Income for Common Stock       93%        19%      112%      (12)%      100%

         U.S. Electric revenue increased $120 million, or 16%, in the second quarter of 1998 compared to the same period a year ago. The increase was due to higher non-fuel related revenues of $66 million and fuel revenues of $54 million. Non-fuel revenue increased as a result of hotter weather and the absence in 1998 of the provision for the CPL 1997 Final Order. These increases were partially offset by lower non-fuel base rates resulting from the CPL 1997 Final Order and the PSO 1997 Rate Settlement Agreement. Higher fuel related revenues of $54 million were due to increased weather related usage and higher fuel expense as discussed below. In 1998 there was an additional $12 million in transmission access revenue which increased revenues but there was also a corresponding $12 million increase in transmission expense which increased other operating expenses. Other diversified revenue increased $40 million to $56 million during the comparison periods. Increased business activity at CSW Energy in the second quarter of 1998, primarily a power plant project becoming operational, was responsible for $34 million of the increase. However, CSW Energy also experienced a corresponding increase in other operating expenses, as discussed below.

CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY COMPANIES
RESULTS OF OPERATIONS

         U.S. Electric fuel expense increased $54 million, or 21%, during the second quarter of 1998 compared to the same period last year due to warmer weather and an increase in the average unit fuel cost to $1.78 per MMbtu from $1.69 per MMbtu. Also, there was an increase in the recovery of deferred fuel costs at PSO. Purchased power increased $9 million, or 53%, during the comparison periods due primarily to increases in economy and emergency energy purchases resulting from the effects of warmer weather. United Kingdom cost of sales decreased $12 million, or 4%, during the second quarter of 1998 compared to the same period last year due primarily to a decrease in the cost of purchased power.

         Other operating expenses increased $20 million in the second quarter of 1998 compared to the same period a year ago. As previously discussed, a CSW Energy power plant went into service in February 1998 resulting in a $27 million increase in other operating expense in the second quarter of 1998 compared to the same period last year. Partially offsetting this increase were several small reductions in operating expenses at several other subsidiaries.

         In the first quarter of 1997, CPL recorded a $41 million contingency related to the CPL 1997 Rate Order. In the second quarter of 1997, CPL reclassified $26 million of the contingency to reflect the effects of the CPL 1997 Final Order in its specific accounts. Approximately $15 million remained as a Provision for the CPL 1997 Final Order at the end of the second quarter of 1997.

         Another item for which there is no corresponding amount in 1998 was the $10 million dollar accrual for settlement of the El Paso merger litigation recorded in the second quarter of 1997.

         Depreciation and amortization expense increased $6 million in the second quarter of 1998 compared to the same period last year due primarily to accelerated recovery of ECOM property recorded in 1998 related to the CPL 1997 Final Order, as well as increases in depreciable property. Partially offsetting this increase is reduced depreciation rates as a result of the CPL 1997 Final Order (on non-ECOM property) and the PSO 1997 Rate Settlement Agreement.

         Operating income taxes increased $13 million in the second quarter of 1998 compared to the same period last year due primarily to increased taxable income, partially offset by the recognition of foreign tax benefits at SEEBOARD U.S.A.

         Interest and other charges increased $22 million in the second quarter of 1998 compared to the same period last year due primarily to a $14 million increase in interest on short-term debt due to higher levels of borrowings. Also contributing to the increase was an additional $3 million in distributions on Trust Preferred Securities at CPL, PSO and SWEPCO resulting from the securities being outstanding for a full quarter in 1998 as well as the absence of a $10 million gain on reacquired preferred stock which lowered the interest and other charges in 1997. These increases were partially offset by a $5 million reduction in interest on long-term debt resulting from the repayment of a $60 million variable rate bank loan. See ITEM 2. MD&A - OTHER FINANCING ISSUES for more information.

CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY COMPANIES
RESULTS OF OPERATIONS

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

         Net income for common stock for the first six months of 1998 increased to $166 million from $108 million in the first half of 1997. The increase in earnings was due to more favorable weather at the U.S. Electric Operating Companies, increased earnings at CPL of $26 million and SEEBOARD U.S.A. of $13 million, and the absence in 1998 of $23 million in after-tax charges recorded in the first half of 1997 for the settlement of the El Paso litigation and $37 million in after-tax charges for the CPL 1997 Final Order. Partially offsetting the increase in earnings was the absence in 1998 of a $10 million gain recognized on the reacquisition of a portion of the U.S. Electric Operating Companies' preferred stock. Earnings at CPL increased due to higher MWH sales due to warmer weather in the second quarter of 1998 and the absence in 1998 of the provisions recorded in the first half of 1997 for the CPL 1997 Final Rate Order partially offset by CPL's $3 million share of the previously mentioned gain on reacquired preferred stock recorded in the second quarter of 1997. Earnings at SEEBOARD U.S.A. increased due primarily to higher MWH sales due to colder weather and foreign tax benefits. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS and MD&A, RATES AND REGULATORY MATTERS for more information related to the CPL 1997 Final Rate Order. Other factors affecting earnings are discussed below.

         In the first half of 1998, the U.S. Electric Operating Companies and SEEBOARD U.S.A. contributed the following percentages to CSW's results of operations.
                                                             Corporate
                                U.S.    SEEBOARD    Total    Items and
                              Electric   U.S.A.    Electric    Other     Total
                             --------------------------------------------------

Operating Revenues               60%       36%       96%        4%       100%
Operating Income                 69%       27%       96%        4%       100%
Net Income for Common Stock      81%       32%       113%      (13)%     100%

         U.S. Electric revenue increased $66 million, or 4%, in the first six months of 1998 compared to the same period a year ago. The increase was due to higher non-fuel related revenues of $36 million and fuel revenues of $30 million. Non-fuel revenue increased as a result of hotter weather and the absence in 1998 of the provision for the CPL 1997 Final Order. These increases were partially offset by lower base rates resulting from the CPL 1997 Final Order and the PSO 1997 Rate Settlement Agreement. Higher fuel related revenues of $30 million were due to increased weather related usage and higher fuel expense as discussed below. In 1998 there was an additional $27 million in transmission access revenue which increased revenues but there was also a corresponding $27 million increase in transmission expense which increased other operating expenses. United Kingdom revenue increased $12 million due to colder weather, foreign tax benefits and earnings from SEEBOARD's investment in the Medway power project. Other diversified revenue increased $61 million to $92 million for the comparison periods. Increased business activity at CSW Energy, primarily a power plant project becoming operational, was responsible for $53 million of the increase. CSW Energy had a corresponding increase in other operating expenses, which is discussed below.

         U.S. Electric fuel expense increased $29 million, or 6%, during the first half of 1998 compared to the same period last year due primarily to warmer weather and higher MWH sales. Also, there was an increase in the recovery of deferred fuel costs at PSO. These increases were partially offset by a decrease in the average unit fuel cost from $1.76 per MMbtu in 1997 to $1.71 per MMbtu

CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY COMPANIES
RESULTS OF OPERATIONS

in 1998. Purchased power increased $4 million, or 9%, for the comparison periods due primarily to increases in economy and emergency energy purchases resulting from plant outages and warmer weather. United Kingdom cost of sales increased $3 million during the first half of 1998 compared to the same period last year due primarily to increased sales as discussed above.

         Other operating expenses increased $30 million in the first six months of 1998 compared to the same period a year ago. As previously discussed, a CSW Energy power plant went into service in February 1998 resulting in a $43 million increase in other operating expense in the first six months of 1998 compared to the same period a year ago. Partially offsetting this increase were several small reductions in operating expenses at several other subsidiaries.

         In the first quarter of 1997, CPL recorded a $41 million contingency related to the CPL 1997 Rate Order. In the second quarter of 1997, CPL reclassified $26 million of the contingency to reflect the effects of the CPL 1997 Final Order in its specific accounts. Approximately $15 million remained as a Provision for the CPL 1997 Final Order at the end of the first half of 1997.

         Another item for which there is no corresponding amount in 1998 was the $35 million dollar accrual for settlement of the El Paso merger litigation recorded in the first half of 1997.

         Depreciation and amortization expense increased $10 million in the first six months of 1998 compared to the same period last year due primarily to accelerated recovery of ECOM property recorded in 1998 related to the CPL 1997 Final Order, as well as increases in depreciable property. Partially offsetting this increase is reduced depreciation rates as a result of the CPL 1997 Final Order (on non-ECOM property) and the PSO 1997 Rate Settlement Agreement.

         Operating income taxes increased $24 million in the first half of 1998 compared to the same period last year due primarily to increased taxable income, partially offset by the recognition of foreign tax benefits at SEEBOARD U.S.A.

         Other income and deductions increased $12 million to $27 million in the first six months of 1998 as compared to the same period in 1997 due to the following items. In 1998 SEEBOARD U.S.A. recorded $4 million from the sale of their retail business unit and $6 million of increased earnings from their Medway power plant. Also in the first six months of 1998, C3 Communications recorded a $5 million dollar after-tax gain on the sale of their WorldCom stock. Reducing these increases was a litigation award that CSW Energy recorded in 1997 of $3 million.

         Interest and other charges increased $35 million in the first six months of 1998 compared to the same period last year due primarily to a $25 million increase in interest on short-term debt due to higher levels of borrowings. Also contributing to the increase was an additional $9 million in distributions on Trust Preferred Securities at CPL, PSO and SWEPCO resulting from the securities being outstanding for a full six months in 1998. Also contributing to the increase in 1998 was the absence of a $10 million gain on reacquired preferred stock which lowered the interest and other charges in 1997. These increases were partially offset by a $7 million reduction in interest on long-term debt resulting from the repayment of a $60 million variable rate bank loan. See ITEM 2. MD&A - OTHER FINANCING ISSUES for more information.

CPL







                         CENTRAL POWER AND LIGHT COMPANY




                         PART I. FINANCIAL INFORMATION.

                          ITEM 1. FINANCIAL STATEMENTS.

                         CENTRAL POWER AND LIGHT COMPANY

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


                                     Three Months Ended     Six Months Ended
                                           June 30,             June 30,
                                    --------------------  --------------------
                                      1998       1997       1998       1997
                                    ---------  ---------  ---------  ---------
                                         (thousands)           (thousands)

Electric Operating Revenues          $363,651   $301,121   $638,104   $615,782

Operating Expenses and Taxes
    Fuel                              108,330     83,936    181,277    162,196
    Purchased power                     7,976     10,550     16,534     28,151
    Other operating                    62,259     70,153    122,754    145,924
    Provision for CPL 1997
      Final Order                        --      (25,885)      --       15,038
    Maintenance                        14,468     14,450     27,525     29,433
    Depreciation and amortization      42,276     39,534     83,989     77,907
    Taxes, other than income           21,573     19,671     41,056     40,928
    Income taxes                       28,352     23,482     40,172     20,771
                                    ---------  ---------  ---------  ---------
                                      285,234    235,891    513,307    520,348
                                    ---------  ---------  ---------  ---------

Operating Income                       78,417     65,230    124,797     95,434
                                    ---------  ---------  ---------  ---------

Other Income and Deductions
    Allowance for equity funds used
        during construction                (8)       288         (8)       773
    Other                                 234        640      2,548     (1,091)
    Non-operating income taxes            707      1,148      1,091      2,593
                                    ---------  ---------  ---------  ---------
                                          933      2,076      3,631      2,275
                                    ---------  ---------  ---------  ---------

Income Before Interest Charges         79,350     67,306    128,428     97,709
                                    ---------  ---------  ---------  ---------

Interest Charges
    Interest on long-term debt         23,567     27,143     47,066     54,118
    Distributions on Trust
      Preferred Securities              3,000      1,548      6,000      1,548
    Interest on short-term debt
      and other                         4,947      1,083     14,825      8,211
    Allowance for borrowed funds
      used during construction           (654)      (633)    (1,341)    (1,126)
                                    ---------  ---------  ---------  ---------
                                       30,860     29,141     66,550     62,751
                                    ---------  ---------  ---------  ---------

Net Income                             48,490     38,165     61,878     34,958
    Less:  Preferred stock
           dividends                    1,801      2,177      3,609      5,610
    Gain on reacquired preferred
      stock                              --        2,706       --        2,706
                                    ---------  ---------  ---------  ---------
Net Income for Common Stock           $46,689    $38,694    $58,269    $32,054
                                    =========  =========  =========  =========





  The accompanying notes to consolidated financial statements as they relate to
                  CPL are an integral part of these statements.

                         CENTRAL POWER AND LIGHT COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                                 June 30,        December 31,
                                                   1998             1997
                                                (unaudited)       (audited)
                                                -----------       ----------
                                                         (thousands)
ASSETS
Electric Utility Plant
    Production                                   $3,116,133       $3,106,576
    Transmission                                    525,175          517,903
    Distribution                                  1,057,745        1,021,759
    General                                         302,070          295,974
    Construction work in progress                    78,442           77,390
    Nuclear fuel                                    201,952          196,147
                                                 ----------       ----------
                                                  5,281,517        5,215,749
  Less - accumulated depreciation                 1,987,245        1,891,406
                                                 ----------       ----------
                                                  3,294,272        3,324,343
                                                 ----------       ----------
Current Assets
    Cash                                              5,895             --
    Accounts receivable                              54,908           61,311
    Materials and supplies, at average cost          63,035           65,290
    Fuel inventory                                   16,386           14,816
    Under-recovered fuel costs                        1,602           43,229
    Prepayments                                       2,995            2,595
                                                 ----------       ----------
                                                    144,821          187,241
                                                 ----------       ----------
Deferred Charges and Other Assets
    Deferred STP costs                              483,521          484,277
    Mirror CWIP asset                               278,901          285,431
    Income tax related regulatory assets, net       379,351          390,149
    Nuclear decommissioning trust                    57,233           45,676
    Other                                            95,744           96,193
                                                 ----------       ----------
                                                  1,294,750        1,301,726
                                                 ----------       ----------
                                                 $4,733,843       $4,813,310
                                                 ==========       ==========















  The accompanying notes to consolidated financial statements as they relate to
                  CPL are an integral part of these statements.

                         CENTRAL POWER AND LIGHT COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                             June 30,         December 31,
                                               1998              1997
                                            (unaudited)        (audited)
                                            -----------       -----------
                                                     (thousands)
CAPITALIZATION AND LIABILITIES
Capitalization
    Common stock:  $25 par value
        Authorized shares:  12,000,000
        Issued and outstanding
          shares:  6,755,535                  $ 168,888         $ 168,888
    Paid-in capital                             405,000           405,000
    Retained earnings                           819,552           833,282
                                            -----------       -----------
       Total Common Stock Equity              1,393,440   47%   1,407,170   47%
                                            ----------- ----- ----------- -----

    Preferred stock                             163,204    5%     163,204    5%
    CPL-obligated, mandatorily redeemable
        preferred securities of subsidiary
        trust holding solely Junior
        Subordinated Debentures of CPL          150,000    5%     150,000    5%
    Long-term debt                            1,269,099   43%   1,302,266   43%
                                            ----------- ----- ----------- -----
       Total Capitalization                   2,975,743  100%   3,022,640  100%
                                            ----------- ----- ----------- -----


Current Liabilities
    Long-term debt due within twelve months      36,000            28,000
    Advances from affiliates                    145,396           142,781
    Accounts payable                            102,312            84,160
    Accrued taxes                                26,536            13,558
    Accumulated deferred income taxes             6,777            21,382
    Accrued interest                             28,509            28,379
    Refund due customers                             --            63,713
    Other                                         9,374            14,551
                                            -----------       -----------
                                                354,904           396,524
                                            -----------       -----------
Deferred Credits
    Accumulated deferred income taxes         1,249,172         1,237,386
    Investment tax credits                      139,768           142,371
    Other                                        14,256            14,389
                                            -----------       -----------
                                              1,403,196         1,394,146
                                            -----------       -----------
                                            $ 4,733,843       $ 4,813,310
                                            ===========       ===========










  The accompanying notes to consolidated financial statements as they relate to
                 CPL are an integral part of these statements.

                         CENTRAL POWER AND LIGHT COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                     Six Months Ended
                                                         June 30,
                                                   1998             1997
                                                 ---------        ---------
                                                        (thousands)
OPERATING ACTIVITIES
    Net Income                                     $61,878          $34,958
    Non-cash Items Included in Net Income
        Depreciation and amortization               86,011           89,050
        Deferred income taxes and investment
          tax credits                                5,376          (20,298)
        Provision for CPL 1997 Final Order            --             15,038
        Refund due customers                       (63,713)          55,685
    Changes in Assets and Liabilities
        Accounts receivable                          6,403          (40,889)
        Material and supplies                        2,255            3,125
        Fuel inventory                              (1,570)           4,453
        Fuel recovery                               41,627           (5,282)
        Accounts payable                            18,152           36,022
        Accrued taxes                               12,978            2,557
        Other                                        1,166           11,003
                                                 ---------        ---------
                                                   170,563          185,422
                                                 ---------        ---------

INVESTING ACTIVITIES
    Construction expenditures                      (63,530)         (73,603)
    Other                                           (3,070)           9,239
                                                 ---------        ---------
                                                   (66,600)         (64,364)
                                                 ---------        ---------

FINANCING ACTIVITIES
    Retirement of long-term debt                   (28,000)            --
    Reacquisition of preferred stock                  --            (84,441)
    Trust Preferred Securities                        --            144,861
    Change in advances from affiliates               2,615          (52,525)
    Payment of dividends                           (72,683)         (54,501)
    Other                                             --                (41)
                                                 ---------        ---------
                                                   (98,068)         (46,647)
                                                 ---------        ---------

Net Change in Cash and Cash Equivalents              5,895           74,411
Cash and Cash Equivalents at Beginning of Period      --              3,299
                                                 =========        =========
Cash and Cash Equivalents at End of Period          $5,895          $77,710
                                                 =========        =========

SUPPLEMENTARY INFORMATION
    Interest paid less amounts capitalized
      (includes distributions on Trust
      Preferred Securities)                        $52,700          $57,212
                                                 =========        =========
    Income taxes paid                              $23,021          $25,912
                                                 =========        =========



  The accompanying notes to consolidated financial statements as they relate to
                  CPL are an integral part of these statements.

CENTRAL POWER AND LIGHT COMPANY
RESULTS OF OPERATIONS

COMPARISON OF THE QUARTERS ENDED JUNE 30, 1998 AND 1997

         Net income for common stock increased $8.0 million to $46.7 million during the second quarter of 1998 from $38.7 million in the second quarter of 1997. This increase was due primarily to higher non-fuel related revenues as well as the absence of the impact of the provision for the CPL 1997 Final Rate Order. SEE NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS and MD&A, RATES AND REGULATORY MATTERS for more information related to the CPL 1997 Final Rate Order.

         Electric operating revenues increased $62.6 million, or 21%, to $363.7 million during the second quarter of 1998 from $301.1 million during the second quarter of 1997. The increase was due primarily to higher fuel-related revenues of $20.7 million and non-fuel revenues of $6.9 million as a result of a 10% increase in MWH sales relating to weather demands, as well as the absence in 1998 of the provision for the CPL 1997 Final Rate Order. These increases were partially offset by lower base rates as a result of the CPL 1997 Final Rate Order.

         Fuel expense increased $ 24.4 million, or 29%, due primarily to an increase in average unit fuel costs from $1.56 per MMbtu in 1997 to $1.67 per MMbtu in 1998, resulting from purchases of higher priced spot market natural gas and coal. Due to higher generation and a lower volume of economy energy purchased, purchased power for the second quarter of 1998 decreased $2.6 million, or 24%, when compared to the same period of 1997.

         Other operating expenses were $62.3 million during the second quarter of 1998, a decrease of $7.9 million from the same period of 1997. The decrease was due primarily to the absence in 1998 of $2.3 million in expenses related to the CPL 1997 Final Order, as well as lower transmission expenses due to a reduction in transmission access expense, which has a corresponding decrease in transmission access revenues. Lower customer-related expenses and employee-related benefits also contributed to the overall decrease in operating expenses. Depreciation and amortization increased $2.7 million for the second quarter of 1998 due primarily to the accelerated recovery of ECOM property recorded in 1998 related to the CPL 1997 Final Order as well as increases in depreciable plant and capitalizable software. Partially offsetting these increases are reduced depreciation rates on non-ECOM property related to the CPL 1997 Final Order.

         Income taxes increased $4.9 million in the second quarter of 1998 as compared to the second quarter of 1997 resulting from the prior year income tax benefits associated with the Provision for CPL 1997 Final Order as well as an increase in 1998 taxable income. Taxes other than income increased $1.9 million in the second quarter of 1998 due to increased state franchise taxes.

         Other income and deductions increased primarily due to interest earned from the nuclear decommissioning trust. This interest income is offset by a like amount of interest expense shown as interest charges in short-term debt and other. Interest charges increased $1.7 million in the second quarter of 1998 compared to the same period last year due primarily to the $1.5 million distribution on Trust Preferred Securities which were outstanding for only part of the second quarter of 1997. The increase in interest charges was offset in part by a decrease in interest on long-term debt due primarily to Series J FMB's maturing January 1, 1998.

CENTRAL POWER AND LIGHT COMPANY
RESULTS OF OPERATIONS

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

         Net income for common stock increased $26.2 million to $58.3 million during the first six months of 1998 from $32.1 million in the first six months of 1997. This increase was due primarily to increased non-fuel revenue and the absence of the 1997 recording of the provision for the CPL 1997 Final Rate Order. SEE NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS and MD&A, RATES AND REGULATORY MATTERS for more information related to the CPL 1997 Final Rate Order.

         Electric operating revenues increased $22.3 million, or 3.6%, to $638.1 million during the first six months of 1998 from $615.8 million during the first six months of 1997. This increase was due primarily to the absence in 1998 of the provision for rate refund in 1997 as well as increased weather-related demand, which was partially offset by lower base rates resulting from the CPL 1997 Final Order.

         Fuel and purchased power expenses increased approximately $7.5 million in the first six months of 1998 compared to the first six months of 1997. Fuel expenses increased $19.1 million as a result of a 13% increase in generation, which was offset in part by a reduction in the average unit cost of fuel. The average unit cost of fuel declined from $1.66 per MMbtu in the first half of 1997 to $1.62 per MMbtu in the first half of 1998 due to lower spot market gas and coal prices. Purchased power expenses decreased approximately 41% from $28.2 million in the first half of 1997 to $16.5 million in the first half of 1998 due primarily to MWH generation meeting customer demand.

         Other operating expenses were $122.8 million during the first six months of 1998, a decrease of $23.2 million compared to the same period in 1997. The decrease was due primarily to the absence in 1998 of the 1997 write-off of rate case and demand side management expenditures resulting from the CPL 1997 Final Order and expenses recorded in 1997 associated with the restructuring of CSW. Reduced nuclear operations expense in 1998 also contributed to the decrease. Maintenance expenses decreased $1.9 million due to the scheduled refueling of STP Unit 2 during the first half of 1997. Depreciation and amortization expense increased $6.1 million, or 8%, for the first six months of 1998 compared to the same period last year due primarily to the accelerated recovery of ECOM property recorded in 1998 related to the CPL 1997 Final Order as well as increases in depreciable plant and capitalizable software. Partially offsetting these increases are reduced depreciation rates on non-ECOM property related to the CPL 1997 Final Order.

         Income taxes increased $19.4 million in the first six months of 1998 compared to the first six months of 1997 resulting from the prior year income tax benefits associated with the provision for the CPL 1997 Final Rate Order as well as an increase in taxable income for the first six months of 1998.

         Other income and deductions increased approximately $1.4 million due primarily to the absence in 1998 of charges associated with the write-off of plant development costs and interest earned from the nuclear decommissioning trust. Interest income from the nuclear decommissioning trust is offset by a like amount of expense shown as interest charges in short-term debt and other. Interest charges increased $3.8 million during the first six months of 1998 when compared to the same period of 1997 primarily as a result of higher distributions on Trust Preferred Securities.

PSO




                       PUBLIC SERVICE COMPANY OF OKLAHOMA




                         PART I. FINANCIAL INFORMATION.

                          ITEM 1. FINANCIAL STATEMENTS.

                       PUBLIC SERVICE COMPANY OF OKLAHOMA

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


                                      Three Months Ended     Six Months Ended
                                           June 30,              June 30,
                                     --------------------  --------------------
                                        1998      1997       1998       1997
                                     ---------  ---------  ---------  ---------
                                          (thousands)          (thousands)

Electric Operating Revenues           $191,866   $166,692   $343,277   $321,857

Operating Expenses and Taxes
  Fuel                                  76,667     58,949    138,187    121,808
  Purchased power                       13,700     12,515     27,297     24,440
  Other operating                       28,229     30,363     55,376     58,075
  Maintenance                            8,312      9,420     15,885     15,356
  Depreciation and amortization         18,061     20,034     36,156     39,817
  Taxes, other than income               8,576      7,104     15,220     14,404
  Income taxes                          10,250      6,696     12,282      9,668
                                     ---------  ---------  ---------  ---------
                                       163,795    145,081    300,403    283,568
                                     ---------  ---------  ---------  ---------

Operating Income                        28,071     21,611     42,874     38,289
                                     ---------  ---------  ---------  ---------

Other Income and Deductions
  Allowance for equity funds used
    during construction                     71        167        226        257
  Other                                    398        904       (218)       125
  Non-operating income taxes              (129)       (42)       374        485
                                     ---------  ---------  ---------  ---------
                                           340      1,029        382        867
                                     ---------  ---------  ---------  ---------

Income Before Interest Charges          28,411     22,640     43,256     39,156
                                     ---------  ---------  ---------  ---------

Interest Charges
  Interest on long-term debt             7,619      7,619     15,237     15,237
  Interest on short-term debt
    and other                            1,234      1,054      2,464      2,666
  Distributions on Trust Preferred
    Securities                           1,500        968      3,000        968
  Allowance for borrowed funds
    used during construction              (330)      (443)      (662)      (920)
                                     ---------  ---------  ---------  ---------
                                        10,023      9,198     20,039     17,951
                                     ---------  ---------  ---------  ---------

Net Income                              18,388     13,442     23,217     21,205

  Less: Preferred stock dividends           53         53        106        257
  Gain on reacquired preferred stock      --        4,444       --        4,444
                                     ---------  ---------  ---------  ---------

Net Income for Common Stock            $18,335    $17,833    $23,111    $25,392
                                     =========  =========  =========  =========




  The accompanying notes to consolidated financial statements as they relate to
                  PSO are an integral part of these statements.

                       PUBLIC SERVICE COMPANY OF OKLAHOMA

                           CONSOLIDATED BALANCE SHEETS


                                                 June 30,       December 31,
                                                   1998            1997
                                                (unaudited)      (audited)
                                                -----------     ----------
ASSETS                                                  (thousands)

 Electric Utility Plant
     Production                                    $913,497       $907,735
     Transmission                                   376,641        375,111
     Distribution                                   837,814        818,806
     General                                        204,527        197,264
     Construction work in progress                   36,355         40,992
                                                 ----------     ----------
                                                  2,368,834      2,339,908

  Less - Accumulated depreciation
         and amortization                         1,066,355      1,031,322
                                                 ----------     ----------
                                                  1,302,479      1,308,586
                                                 ----------     ----------

Current Assets
     Cash                                             6,387          2,171
     Accounts receivable                             45,737         34,974
     Materials and supplies, at average cost         32,975         32,211
     Fuel inventory                                  14,962         11,427
     Accumulated deferred income taxes                1,889           --
     Prepayments and other                            1,624          3,366
                                                 ----------     ----------
                                                    103,574         84,149
                                                 ----------     ----------

Deferred Charges and Other Assets                    56,093         54,946
                                                 ----------     ----------

                                                 $1,462,146     $1,447,681
                                                 ==========     ==========


















  The accompanying notes to consolidated financial statements as they relate to
                  PSO are an integral part of these statements.

                       PUBLIC SERVICE COMPANY OF OKLAHOMA

                           CONSOLIDATED BALANCE SHEETS


                                              June 30,         December 31,
                                                1998               1997
                                             (unaudited)        (audited)
                                             -----------       -----------
CAPITALIZATION AND LIABILITIES                        (thousands)

Capitalization
     Common stock:  $15 par value
        Authorized shares: 11,000,000
        Issued shares: 10,482,000
        Outstanding shares: 9,013,000          $ 157,230         $ 157,230
     Paid-in capital                             180,000           180,000
     Retained earnings                           142,107           136,996
                                             -----------       -----------
        Total Common Stock Equity                479,337   52%     474,226   49%
                                             ----------- ----- ----------- -----

     Preferred stock                               5,287    1%     5,287     --%
     PSO-obligated, mandatorily redeemable
        preferred securities of subsidiary
        trust holding solely Junior
        Subordinated Debentures of PSO            75,000    8%      75,000    8%
     Long-term debt                              367,582   39%     421,821   43%
                                             ----------- ----- ----------- -----
       Total Capitalization                      927,206  100%     976,334  100%
                                             ----------- ----- ----------- -----

Current Liabilities
     Long-term debt due within twelve months      55,000                --
     Advances from affiliates                      3,740             4,874
     Payables to affiliates                       24,633            29,011
     Accounts payable                             55,508            55,179
     Payables to customers                        17,401            18,837
     Accumulated deferred income taxes                --             2,262
     Accrued interest                              8,887             9,090
     Other                                         6,840             4,178
                                             -----------       -----------
                                                 172,009           123,431
                                             -----------       -----------

Deferred Credits
     Accumulated deferred income taxes           276,127           258,848
     Investment tax credits                       40,260            41,160
     Income tax related regulatory
       liabilities, net                           40,157            41,793
     Other                                         6,387             6,115
                                             -----------       -----------
                                                 362,931           347,916
                                             -----------       -----------

                                             $ 1,462,146       $ 1,447,681
                                             ===========       ===========






  The accompanying notes to consolidated financial statements as they relate to
                 PSO are an integral part of these statements.

                       PUBLIC SERVICE COMPANY OF OKLAHOMA

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                    Six Months Ended
                                                         June 30,
                                                 -----------------------
                                                   1998           1997
                                                 --------       --------
OPERATING ACTIVITIES                                   (thousands)
     Net Income                                   $23,217        $21,205
     Non-cash Items Included in Net Income
         Depreciation and amortization             37,698         42,756
         Deferred income taxes and
           investment tax credits                  10,592         (4,033)
     Changes in Assets and Liabilities
         Accounts receivable                      (10,763)       (13,883)
         Prepayments and other                      1,742         (1,152)
         Accounts payable                          (5,950)        (7,340)
         Accrued taxes                               (292)        14,194
         Other                                     (2,140)        (2,166)
                                                 --------       --------
                                                   54,104         49,581
                                                 --------       --------

INVESTING ACTIVITES
     Construction expenditures                    (27,574)       (38,793)
     Other                                         (3,074)        (1,713)
                                                 --------       --------
                                                  (30,648)       (40,506)
                                                 --------       --------

FINANCING ACTIVITIES
     Change in advances from affiliates            (1,134)       (42,867)
     Proceeds from the issuance of
       Trust Preferred Securities                    --           72,520
     Reacquisition of preferred stock                --          (10,090)
     Payment of dividends                         (18,106)       (17,378)
                                                 --------       --------
                                                  (19,240)         2,185
                                                 --------       --------

Net Change in Cash and Cash Equivalents             4,216         11,260
Cash and Cash Equivalents at Beginning of Period    2,171          1,479
                                                 ========       ========
Cash and Cash Equivalents at End of Period         $6,387        $12,739
                                                 ========       ========

SUPPLEMENTARY INFORMATION
     Interest paid less amounts
         capitalized (includes distributions
         on Trust Preferred Securities)           $19,348        $17,558
                                                 ========       ========
     Income taxes paid                             $7,524         $8,788
                                                 ========       ========











  The accompanying notes to consolidated financial statements as they relate to
                  PSO are an integral part of these statements.

PUBLIC SERVICE COMPANY OF OKLAHOMA
RESULTS OF OPERATIONS


COMPARISON OF THE QUARTERS ENDED JUNE 30, 1998 AND 1997

         Net income for common stock was $18.3 million for the second quarter of 1998, a 3% increase, or $0.5 million above the equivalent period of 1997. The increase resulted primarily from higher non-fuel revenues, the absence in 1998 of a provision for rate refund and decreased depreciation expense. The increase was offset in part by the absence in 1998 of a gain on the reacquisition of preferred stock.

         Electric operating revenues were $191.9 million during the second quarter of 1998, a 15% increase from $166.7 million in the second quarter of 1997. This increase was due primarily to increases in non-fuel and fuel-related revenues of $16.0 million and $14.5 million, respectively. The increase in non-fuel revenue is due primarily to a 13% increase in retail MWH sales resulting from warmer weather, as well as the absence in 1998 of a $3.1 million provision for rate refund. The increase in fuel revenue was due primarily to higher fuel expense, as discussed below. The increase was partially offset by lower base rates resulting from the PSO 1997 Rate Settlement Agreement in the amount of $8.4 million.

         Fuel expenses increased $17.7 million, or 30%, during the second quarter of 1998 compared to the second quarter of 1997 resulting primarily from a 58% increase in gas powered generation and a $3.9 million increase in the recovery of deferred fuel costs. Gas generation increased due to higher weather-related demand and coal plant outages. Purchased power expenses increased 9% to $13.7 million for the second quarter of 1998 from $12.5 million in the same period of 1997. This increase was due primarily to greater amounts of economy energy purchases.

         Other operating expenses were $28.2 million during the second quarter of 1998, a decrease of $2.1 million from the comparable period of 1997. The decrease resulted primarily from lower customer accounting and customer service expenses as well as the absence of a 1997 employee related expense resulting from changes to a vehicle program. Maintenance expense decreased $1.1 million, or 12%, as a result of lower general building maintenance and distribution overhead line expenses. Depreciation and amortization expense decreased 10% to $18.1 million in the second quarter of 1998 from $20.0 million in the second quarter of 1997. This decrease was due primarily to lower depreciation rates as a result of the PSO 1997 Rate Settlement Agreement, offset in part by an increase in depreciable property.

         Taxes other than income were $1.5 million higher in the second quarter of 1998 than the same period of 1997 due primarily to increased ad valorem tax expenses. Operating income taxes increased from $6.7 million in the second quarter of 1997 compared to $10.3 million in the same period of 1998 due primarily to higher taxable income in 1998. Interest charges increased $0.8 million, or 9%, during the second quarter of 1998 when compared to the same period of 1997 primarily as a result of distributions on Trust Preferred Securities which were issued in May 1997.

PUBLIC SERVICE COMPANY OF OKLAHOMA
RESULTS OF OPERATIONS

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

         Net income for common stock was $23.1 million for the first half of 1998, a 9% decrease compared to $25.4 million for the equivalent period of 1997. The decrease resulted primarily from the impact of the PSO 1997 Rate Settlement Agreement, the absence in 1998 of a gain on the reacquisition of preferred stock, and higher interest expenses. The decrease was offset in part by higher retail MWH sales.

         Electric operating revenues were $343.3 million during the first six months of 1998, a 7% increase from $321.9 million during the same period of 1997. This increase was due primarily to higher non-fuel and fuel-related revenues of $16.4 million and $17.5 million, respectively. The higher non-fuel revenue is due primarily to a 9% increase in retail MWH sales resulting from warmer weather, as well as the absence in 1998 of a $3.2 million provision for rate refund. The increase in fuel revenue was due primarily to higher fuel expense, as discussed below. The increase was partially offset by lower base rates resulting from the PSO 1997 Rate Settlement Agreement in the amount of $15.7 million.

         Fuel expenses increased $16.4 million, or 13%, during the first half of 1998 compared to the first half of 1997 resulting primarily from an increase in the recovery of deferred fuel costs as well as a 37% increase in gas powered generation. Partially offsetting this increase were lower average unit costs of fuel. The average unit cost of fuel declined from $1.90 per MMbtu in the first six months of 1997 to $1.79 per MMbtu in the first six months of 1998 due primarily to lower spot market gas and coal prices. Purchased power expenses increased 12% to $27.3 million for the first six months of 1998 from $24.4 million in the same period of 1997. This increase was due primarily to greater amounts of economy energy purchases and higher emergency pool energy purchases associated with higher weather-related demand in the first six months of 1998 and a plant outage in the first quarter of 1998, partially offset by lower cogeneration purchases.

         Other operating expenses were $55.4 million during the first six months of 1998, a decrease of $2.7 million from the comparable period of 1997. This decrease was primarily the result of lower employee pension benefits offset in part byhigher distribution meter and overhead line expenses. Maintenance expenses increased $0.5 million, or 3%, in the first half of 1998 when compared to the first half of 1997. This increase is attributable to higher production expenses as a result of costs associated with the restart of a power plant generating unit that was in storage, as well as higher tree trimming expenses offset in part by lower general building maintenance. Depreciation and amortization expense decreased 9% to $36.2 million in 1998 from $39.8 million in 1997. This decrease was due primarily to lower depreciation rates as a result of the PSO 1997 Rate Settlement Agreement offset in part by additions of depreciable property.

         Taxes other than income were $0.8 million higher in the first half of 1998 when compared to the same period in 1997 as a result of higher ad valorem tax expenses. Operating income taxes were $12.3 million in the first six months of 1998 compared to $9.7 million in the same period of 1997 due primarily to higher taxable income in 1998. Interest charges increased $2.1 million, or 12% during the first six months of 1998 when compared to the same period of 1997 as a result of higher distributions on Trust Preferred Securities.

SWEPCO




                       SOUTHWESTERN ELECTRIC POWER COMPANY




                         PART I. FINANCIAL INFORMATION.

                          ITEM 1. FINANCIAL STATEMENTS.

                       SOUTHWESTERN ELECTRIC POWER COMPANY

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                     Three Months Ended     Six Months Ended
                                           June 30,            June 30,
                                    --------------------  --------------------
                                      1998        1997       1998       1997
                                    ---------  ---------  ---------  ---------
                                         (thousands)          (thousands)

Electric Operating Revenues          $246,936   $227,327   $444,495   $430,607
                                    ---------  ---------  ---------  ---------

Operating Expenses and Taxes
    Fuel                               98,087     90,987    174,320    178,583
    Purchased power                    11,664      5,309     18,003     10,440
    Other operating                    33,228     33,208     64,322     65,756
    Maintenance                        13,160     12,399     23,429     21,439
    Depreciation and amortization      24,826     23,604     49,629     47,028
    Taxes, other than income           15,558     12,698     29,080     26,093
    Income taxes                       11,087     10,765     17,253     16,837
                                    ---------  ---------  ---------  ---------
                                      207,610    188,970    376,036    366,176
                                    ---------  ---------  ---------  ---------

Operating Income                       39,326     38,357     68,459     64,431
                                    ---------  ---------  ---------  ---------

Other Income and Deductions
    Allowance for equity funds
      used during construction             44        176        706        176
    Other                                 197        216       (102)      (792)
    Non-operating income taxes            343        462      1,212      1,173
                                    ---------  ---------  ---------  ---------
                                          584        854      1,816        557
                                    ---------  ---------  ---------  ---------

Income Before Interest Charges         39,910     39,211     70,275     64,988
                                    ---------  ---------  ---------  ---------

Interest Charges
    Interest on long-term debt          9,808     10,278     19,617     20,820
    Distributions on Trust
      Preferred Securities              2,166      1,398      4,331      1,398
    Interest on short-term debt
      and other                         2,478      1,479      4,197      3,591
    Allowance for borrowed funds
      used during construction           (437)      (343)      (697)      (742)
                                    ---------  ---------  ---------  ---------
                                       14,015     12,812     27,448     25,067
                                    ---------  ---------  ---------  ---------

Net Income                             25,895     26,399     42,827     39,921
    Less: Preferred stock dividends        57        575        591      1,333
    Gain (Loss) on reacquired
      preferred stock                    (856)     2,180       (855)     2,180
                                    ---------  ---------  ---------  ---------
Net Income for Common Stock           $24,982    $28,004    $41,381    $40,768
                                    =========  =========  =========  =========






  The accompanying notes to consolidated financial statements as they relate to
                SWEPCO are an integral part of these statements.

                       SOUTHWESTERN ELECTRIC POWER COMPANY

                           CONSOLIDATED BALANCE SHEETS


                                                 June 30,       December 31,
                                                   1998            1997
                                                (unaudited)      (audited)
                                                 ----------     ----------
                                                        (thousands)
ASSETS

  Electric Utility Plant
    Production                                   $1,396,824     $1,391,676
    Transmission                                    466,996        456,401
    Distribution                                    900,606        870,378
    General                                         314,197        311,323
    Construction work in progress                    45,088         51,665
                                                 ----------     ----------
                                                  3,123,711      3,081,443
  Less - Accumulated depreciation                 1,276,251      1,225,865
                                                 ----------     ----------
                                                  1,847,460      1,855,578
                                                 ----------     ----------
Current Assets
    Cash                                             12,189          2,298
    Accounts receivable                              87,068         81,507
    Materials and supplies, at average cost          24,102         24,523
    Fuel inventory                                   37,575         26,415
    Under-recovered fuel cost                        15,957         13,013
    Prepayments and other                            18,847         13,678
                                                 ----------     ----------
                                                    195,738        161,434
                                                 ----------     ----------

Deferred Charges and Other Assets                    77,855         77,734
                                                 ----------     ----------
                                                 $2,121,053     $2,094,746
                                                 ==========     ==========

















  The accompanying notes to consolidated financial statements as they relate to
                SWEPCO are an integral part of these statements.

                       SOUTHWESTERN ELECTRIC POWER COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                                June 30,       December 31,
                                                  1998            1997
                                              (unaudited)       (audited)
                                              -----------      ----------
                                                      (thousands)
CAPITALIZATION AND LIABILITIES
Capitalization
   Common stock:   $18 par value
       Authorized shares:  7,600,000
       Issued and outstanding
         shares: 7,536,640                     $ 135,660       $ 135,660
   Paid-in capital                               245,000         245,000
   Retained earnings                             337,430         324,050
                                              ----------      ----------
       Total Common Stock Equity                 718,090  52%    704,710   51%
                                              ---------- ---- ---------- -----
   Preferred stock
       Not subject to mandatory redemption         4,707           4,709
       Subject to mandatory redemption                --          25,930
                                              ----------      ----------
                                                   4,707  --%     30,639    2%
   SWEPCO-obligated, mandatorily
        redeemable preferred securities
        of subsidiary trust holding solely
        Junior Subordinated Debentures of
        SWEPCO                                   110,000   8%    110,000    8%
   Long-term debt                                547,657  40%    547,751   39%
                                              ---------- ---- ---------- -----
       Total Capitalization                    1,380,454 100%  1,393,100  100%
                                              ---------- ---- ---------- -----


Current Liabilities
   Long-term debt and preferred stock
     due within twelve months                      2,911           3,555
   Advances from affiliates                       60,222          25,175
   Accounts payable                               62,377          73,582
   Payables to affiliates                         61,963          63,583
   Customer deposits                              12,878          14,359
   Accrued taxes                                  30,132          12,884
   Accumulated deferred income taxes               5,625           4,594
   Accrued interest                               14,169          13,425
   Other                                          12,166           9,551
                                              ----------      ----------
                                                 262,443         220,708
                                              ----------      ----------
Deferred Credits
   Accumulated deferred income taxes             396,960         395,909
   Investment tax credits                         64,513          66,845
   Income tax related regulatory
     liabilities, net                              7,159          10,072
   Other                                           9,524           8,112
                                              ----------      ----------
                                                 478,156         480,938
                                              ----------      ----------

                                              $2,121,053      $2,094,746
                                              ==========      ==========







  The accompanying notes to consolidated financial statements as they relate to
                SWEPCO are an integral part of these statements.

                       SOUTHWESTERN ELECTRIC POWER COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                    Six Months Ended
                                                         June 30,
                                                 ------------------------
                                                   1998            1997
                                                 ---------      ---------
                                                       (thousands)
OPERATING ACTIVITIES
    Net Income                                     $42,827        $39,921
    Non-cash Items Included in Net Income
        Depreciation and amortization               52,156         49,272
        Deferred income taxes and investment
          tax credits                               (3,163)          (429)
    Changes in Assets and Liabilities
        Accounts receivable                         (5,561)        12,154
        Fuel inventory                             (11,160)        14,519
        Prepayments and other                       (5,169)          (909)
        Accounts payable                           (10,201)         9,320
        Payables to affiliates                      (1,620)        (6,800)
        Accrued taxes                               17,248          8,176
        Other current liabilities                    2,615        (15,422)
        Other                                         (659)        (6,468)
                                                 ---------      ---------
                                                    77,313        103,334
                                                 ---------      ---------
INVESTING ACTIVITIES
    Construction expenditures                      (41,869)       (48,708)
    Other                                           (2,466)        (2,125)
                                                 ---------      ---------
                                                   (44,335)       (50,833)
                                                 ---------      ---------
FINANCING ACTIVITIES
    Redemption of preferred stock                  (27,988)       (13,300)
    Retirement of long-term debt                    (1,079)       (51,200)
    Change in advances from affiliates              35,047        (57,495)
    Trust Preferred Securities                        --          106,393
    Payment of dividends                           (29,067)       (28,066)
                                                 ---------      ---------
                                                   (23,087)       (43,668)
                                                 ---------      ---------

Net Change in Cash and Cash Equivalents              9,891          8,833
Cash and Cash Equivalents at Beginning of Period     2,298          1,879
                                                 ---------      ---------
Cash and Cash Equivalents at End of Period         $12,189        $10,712
                                                 =========      =========

SUPPLEMENTARY INFORMATION
    Interest paid less amounts capitalized
      (includes distributions on Trust
      Preferred Securities)                        $25,660        $25,645
                                                 =========      =========
    Income taxes paid                              $16,781        $12,441
                                                 =========      =========









  The accompanying notes to consolidated financial statements as they relate to
                SWEPCO are an integral part of these statements.

SOUTHWESTERN ELECTRIC POWER COMPANY
RESULTS OF OPERATIONS


COMPARISON OF THE QUARTERS ENDED JUNE 30, 1998 AND 1997

         Net income for common stock for the second quarter of 1998 was $25.0 million, a decrease of $3.0 million, or 11%, from the same period of 1997. The decrease resulted primarily from increased operating expenses and taxes, increased interest expense and the loss on reacquisition of preferred stock in 1998 as well as the gain on the reacquisition of preferred stock in the second quarter of 1997. The decrease was offset in part by increased non-fuel revenues.

         Electric operating revenues increased $19.6 million, or 9% to $246.9 million during the second quarter of 1998 from $227.3 million during the second quarter of 1997. The increase was due to a $15 million increase in non-fuel revenue as a result of a 13% increase in retail MWH sales attributable to warmer weather. Fuel revenue increased $11.4 million as discussed below. The operating income increase was partially offset by a provision for rate refund of $3.6 million in connection with the annual determination of cost of service formula rates for SWEPCO's wholesale customers, and a $3.2 million reduction in fuel revenue in accordance with a Texas Commission order in SWEPCO's fuel reconciliation regarding transmission equalization expense recovery. Reference is made to NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for additional discussion of SWEPCO's fuel proceedings.

         Fuel expense increased $7.1 million, or 8%, for the second quarter of 1998 compared to the second quarter of 1997 due primarily to increased weather-related demand and an increase in average unit fuel cost from $1.70 per MMbtu in 1997 to $1.83 per MMbtu in 1998 resulting from an increase in higher cost natural gas generation. Purchased power expenses for the second quarter of 1998 increased $6.4 million compared to the same period of 1997 due primarily to an increase in economy energy purchases.

         Depreciation and amortization increased $1.2 million for the second quarter of 1998 due primarily to increases in depreciable plant and capitalizable software. Taxes, other than income increased $2.9 million, or 23%, primarily as a result of increased ad valorem taxes due to higher assessed values.

         Interest charges increased $1.2 million due primarily to distributions on Trust Preferred Securities which were outstanding for only part of the second quarter of 1997, as well as increased short-term borrowings.

SOUTHWESTERN ELECTRIC POWER COMPANY
RESULTS OF OPERATIONS

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

         Net income for common stock for the six months ended June 30, 1998 was $41.4 million, an increase of $0.6 million, or 2%, from $40.8 for the same period of 1997. The increase resulted primarily from increased non-fuel revenues, offset in part by an increase in operating and maintenance expenses, increased interest charges and the loss on reacquisition of preferred stock in 1998 as well as the gain on reacquisition of preferred stock in 1997.

         Electric operating revenues increased $13.9 million, or 3%, to $444.5 million during the six months period ended June 30, 1998 from $430.6 million during the same period of 1997. The increase was due to higher non-fuel revenue of $16.2 million resulting from a 6% increase in weather-related MWH sales and increased fuel revenue of $4.5 million. The increase was offset in part by a provision for rate refund of $3.6 million in connection with the annual determination of cost of service formula rates for SWEPCO's wholesale customers and a $3.2 million reduction in fuel revenue in accordance with a Texas Commission order in SWEPCO's fuel reconciliation regarding transmission equalization expense recovery. Reference is made to NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for additional discussion of SWEPCO's Fuel Proceedings.

         Fuel expense decreased $4.3 million, or 2%, for the six month period ended June 30, 1998 when compared to the same period of 1997 due primarily to a decrease in generation and a decrease in the average unit fuel cost which resulted from purchases of lower priced spot-market natural gas and coal. Purchased power expense for the six month period ended June 30, 1998 increased $7.6 million when compared to the same period of 1997 due primarily to an increase in economy energy purchases.

         Other operating expenses were $64.3 million during the first six months of 1998, a decrease of $1.4 million or 2% from the comparable period of 1997. The decrease was due primarily to lower employee-related expenses and additional restructuring expenses recorded in the first six months of 1997. Maintenance expenses increased $2.0 million, or 9%, as a result of increased overhead lines expense from wind storm damage and increased power station maintenance expenses. Depreciation and amortization expense increased $2.6 million, or 6%, for the first six months of 1998 due primarily to increases in depreciable plant and capitalizable software. Taxes, other than income increased $3.0 million, or 11%, as a result of increased ad valorem taxes due to higher assessed values.

         Other income and deductions increased $1.3 million due primarily to the absence in 1998 of charges associated with the write-off of certain plant development costs recorded in the first quarter of 1997. In addition, allowance for equity funds used during construction increased in 1998.

         Interest charges increased $2.4 million due primarily to distributions on Trust Preferred Securities which were outstanding for only part of the second quarter of 1997 and increased short-term borrowings.

WTU






                          WEST TEXAS UTILITIES COMPANY




                         PART I. FINANCIAL INFORMATION.

                          ITEM 1. FINANCIAL STATEMENTS.

                          WEST TEXAS UTILITIES COMPANY

                              STATEMENTS OF INCOME
                                   (unaudited)


                                      Three Months Ended     Six Months Ended
                                            June 30,             June 30,
                                     --------------------  --------------------
                                       1998       1997       1998       1997
                                     ---------  ---------  ---------  ---------
                                          (thousands)           (thousands)

Electric Operating Revenues           $104,353    $91,237   $188,301   $183,883

Operating Expenses and Taxes
  Fuel                                  31,454     27,026     56,684     59,911
  Purchased power                       12,754      7,028     20,663     18,425
  Other operating                       20,474     22,408     42,861     43,118
  Maintenance                            3,720      4,071      6,906      7,155
  Depreciation and amortization         10,719     10,236     21,389     20,327
  Taxes, other than income               6,626      5,704     12,180     11,800
  Income taxes                           4,137      2,789      5,081      3,287
                                     ---------  ---------  ---------  ---------
                                        89,884     79,262    165,764    164,023
                                     ---------  ---------  ---------  ---------

Operating Income                        14,469     11,975     22,537     19,860
                                     ---------  ---------  ---------  ---------

Other Income and Deductions
  Allowance for equity funds
    used during construction                97       --          229         99
  Other                                    719        378      1,498        223
  Non-operating income taxes               (68)       (27)        23        176
                                     ---------  ---------  ---------  ---------
                                           748        351      1,750        498
                                     ---------  ---------  ---------  ---------

Income Before Interest Charges          15,217     12,326     24,287     20,358
                                     ---------  ---------  ---------  ---------

Interest Charges
  Interest on long-term debt             5,088      5,088     10,176     10,176
  Interest on short-term debt
    and other                            1,085      1,469      2,088      2,783
  Allowance for borrowed funds used
     during construction                  (177)      (237)      (288)      (467)
                                     ---------  ---------  ---------  ---------
                                         5,996      6,320     11,976     12,492
                                     ---------  ---------  ---------  ---------

Net Income                               9,221      6,006     12,311      7,866

  Less:  Preferred stock dividends          26         26         52         92
  Gain on Reacquired preferred stock      --        1,183       --        1,183
                                     ---------  ---------  ---------  ---------

Net Income for Common Stock             $9,195     $7,163    $12,259     $8,957
                                     =========  =========  =========  =========






   The accompanying notes to financial statements as they relate to WTU are an integral part of these statements.

                          WEST TEXAS UTILITIES COMPANY

                                 BALANCE SHEETS


                                                  June 30,      December 31,
                                                    1998           1997
                                                (unaudited)      (audited)
                                                 ----------     ----------
ASSETS                                                  (thousands)

 ELECTRIC UTILITY PLANT
     Production                                    $418,247       $417,849
     Transmission                                   211,592        208,905
     Distribution                                   372,674        363,911
     General                                        107,453        104,026
     Construction work in progress                   21,946         14,154
                                                 ----------     ----------
                                                  1,131,912      1,108,845

  Less - Accumulated depreciation                   457,620        441,281
                                                 ----------     ----------
                                                    674,292        667,564
                                                 ----------     ----------

CURRENT ASSETS
     Cash                                             4,105            811
     Advances to affiliates                            --           19,802
     Accounts receivable                             23,750         10,570
     Materials and supplies, at
       average cost                                  12,339         14,246
     Fuel inventory                                  14,415         12,471
     Under-recovered fuel costs                      12,212         11,968
     Prepayments and other                            6,520          4,006
                                                 ----------     ----------
                                                     73,341         73,874
                                                 ----------     ----------

DEFERRED CHARGES AND OTHER ASSETS
  Deferred Oklaunion costs                           16,774         18,637
  Restructuring costs                                 8,022          8,966
  Other                                              32,989         33,107
                                                 ----------     ----------
                                                     57,785         60,710

                                                   $805,418       $802,148
                                                 ==========     ==========














   The accompanying notes to financial statements as they relate to WTU are an integral part of these statements.

                          WEST TEXAS UTILITIES COMPANY

                                 BALANCE SHEETS


                                              June 30,         December 31,
                                                1998              1997
                                            (unaudited)         (audited)
                                            -----------         ---------
CAPITALIZATION AND LIABILITIES                        (thousands)

CAPITALIZATION
     Common stock:  $25 par value
        Authorized shares: 7,800,000
        Issued and outstanding
          shares: 5,488,560                   $137,214           $137,214
     Paid-in capital                             2,236              2,236
     Retained earnings                         123,738            119,479
                                            ----------          ---------
                                               263,188    48%     258,929    48%
                                            ---------- ------   ---------  -----

     Preferred stock                             2,483     1%       2,483   --%
     Long-term debt                            280,426    51%     278,640    52%
                                            ---------- ------   ---------  -----
                                               546,097   100%     540,052   100%
                                            ---------- ------   ---------  -----

CURRENT LIABILITIES
     Advances from affiliates                    1,690                 --
     Payables to affiliates                     13,142             21,569
     Accounts payable                           34,660             29,521
     Accrued taxes                              13,018             11,375
     Accumulated deferred income taxes             210                203
     Accrued interest                            4,199              4,525
     Other                                       5,832              3,859
                                            ----------          ---------
                                                72,751             71,052
                                            ----------          ---------

DEFERRED CREDITS
     Accumulated deferred income taxes         144,198            149,346
     Investment tax credits                     27,258             27,918
     Income tax related regulatory
       liabilities, net                         10,799              9,482
     Other                                       4,315              4,298
                                            ----------          ---------
                                               186,570            191,044
                                            ----------          ---------

                                              $805,418           $802,148
                                            ==========          =========












   The accompanying notes to financial statements as they relate to WTU are an integral part of these statements.

                          WEST TEXAS UTILITIES COMPANY

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                    Six Months Ended
                                                         June 30,
                                                 -----------------------
                                                   1998           1997
                                                 --------       --------
OPERATING ACTIVITIES                                   (thousands)
     Net Income                                   $12,311         $7,866
     Non-cash Items Included in Net Income
         Depreciation and amortization             21,919         21,195
         Deferred income taxes and
           investment tax credits                  (4,484)         2,021
     Changes in Assets and Liabilities
         Accounts receivable                      (13,180)        (8,818)
         Accounts payable                           5,452          7,605
         Accrued taxes                              1,643         (4,702)
         Fuel recovery                               (244)        (6,055)
         Other                                     (7,670)        (5,007)
                                                 --------       --------
                                                   15,747         14,105
                                                 --------       --------

INVESTING ACTIVITES
     Construction expenditures                    (22,864)       (13,495)
     Other                                         (3,029)          (785)
                                                 --------       --------
                                                  (25,893)       (14,280)
                                                 --------       --------

FINANCING ACTIVITIES
     Change in advances from affiliates             1,690         10,928
     Redemption of preferred stock                   --           (2,624)
     Payment of dividends                          (8,052)        (8,132)
                                                 --------       --------
                                                   (6,362)           172
                                                 --------       --------

Net Change in Cash and Cash Equivalents           (16,508)            (3)
Cash and Cash Equivalents at Beginning of Period   20,613            664
                                                 ========       ========
Cash and Cash Equivalents at End of Period         $4,105           $661
                                                 ========       ========

SUPPLEMENTARY INFORMATION
     Interest paid less amounts capitalized        $8,714        $10,534
                                                 ========       ========
     Income taxes paid                             $5,540         $2,931
                                                 ========       ========













   The accompanying notes to financial statements as they relate to WTU are an integral part of these statements.

WEST TEXAS UTILITIES COMPANY
RESULTS OF OPERATIONS

COMPARISON OF THE QUARTERS ENDED JUNE 30, 1998 AND 1997

         Net income for common stock for the second quarter of 1998 was $9.2 million compared to $7.2 million in the second quarter of 1997. The increase was the result of higher non-fuel revenues offset by increased operating expenses and taxes. The change also reflects the recognition of the gain on the reacquired preferred stock in the second quarter of 1997.

         Electric operating revenues were $104.4 million in the second quarter of 1998, a 14% change from $91.2 million in the second quarter of 1997. The rise in operating revenues was attributable to increases in fuel and non-fuel related revenues of $7.7 million and $5.4 million, respectively. The change in non-fuel related revenue was due primarily to a 17% rise in customer demand resulting from warmer weather. Fuel related revenue was higher as a result of higher fuel costs, as discussed below.

         Fuel expenses for the second quarter of 1998 were $31.5 million for an increase of $4.4 million, or 16%, compared to the second quarter of 1997 as a result of a 14% increase in generation and an increase in the average unit cost of fuel. The average unit cost of fuel rose from $1.77 per MMbtu in the second quarter of 1997 to $1.85 per MMbtu during the second quarter of 1998. This rise in the average unit cost of fuel was due primarily to a shift in the generating mix, resulting from a planned coal plant outage. Purchased power expense also increased as a result of this planned coal plant outage and additional economy energy purchases.

         Other operating expenses declined $1.9 million in the second quarter of 1998 when compared to 1997 as a result of a $1.6 million decrease in transmission expense and lower customer-related expenses.

         Taxes other than income were $6.6 million in the second quarter of 1998 compared to $5.7 million in the comparable period for 1997. The increase was due primarily to increases in state franchise and ad valorem taxes. Operating income taxes increased $1.3 million in the second quarter of 1998 as compared to the second quarter of 1997 due primarily to higher taxable income.


COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

         Net income for common stock during the first six months of 1998 was $12.3 million compared to $9.0 million in the first six months of 1997. This increase was due primarily to a rise in non-fuel revenue, a reduction in interest expense on short-term debt, and offset by an increase in income taxes. The change also reflects the recognition of the gain on reacquired preferred stock in the first half of 1997.

         Electric operating revenues were $188.3 million for the first six months of 1998, an increase of $4.4 million, or 2%, compared to the first six months of 1997. This result was due to an $8.2 million increase in non-fuel revenue resulting from weather-related demand, offset by a decrease in fuel related revenue of $3.8 million.

         Fuel expenses decreased $3.2 million, or 5%, for the first six months of 1998 as compared to the first six months of 1997. This decline was due to a reduction in the average unit fuel costs from $2.08 per

WEST TEXAS UTILITIES COMPANY
RESULTS OF OPERATIONS

MMbtu in the first six months of 1997 to $1.90 MMbtu in the comparable period in 1998. The decrease in average unit fuel costs is a result of the reduction in the spot market price of natural gas. Purchased power expense increased $2.2 million, or 12%, for the first six months of 1998 compared to the first six months of 1997 as a result of additional economy energy purchases.

         Operating income taxes were $5.1 million for the first six months of 1998 compared to $3.3 million the first six months of 1997 for an increase of $1.8 million as a result of higher taxable income.

Other income increased $1.3 million due to an increase in income associated with merchandise sales, temporary cash investments, and under-recovered fuel cost. Interest expense declined $0.5 million in the first six months of 1998 when compared to the comparable period in 1997 due to a reduction in the amount of short-term debt.

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

NOTE 3.  COMMITMENTS AND CONTINGENT
         LIABILITIES                       CSW, CPL, PSO, SWEPCO, WTU

NOTE 4.  COMMON STOCK AND DIVIDENDS        CSW, CPL, PSO, SWEPCO, WTU

NOTE 5.  INCOME TAXES                      CSW, CPL, PSO, SWEPCO, WTU

NOTE 6.  PROPOSED AEP MERGER               CSW, CPL, PSO, SWEPCO, WTU

NOTE 7.  SHORT-TERM AND LONG-TERM          CSW, CPL, PSO, SWEPCO
         FINANCING

NOTE 8.  NEW ACCOUNTING STANDARD           CSW, CPL, PSO, SWEPCO, WTU

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


1.       PRINCIPLES OF PREPARATION

         The condensed financial statements of the Registrants have been prepared by each Registrant pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although each Registrant believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 1997 and the Registrants' Combined Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

         The unaudited financial information reflects all adjustments which are, in the opinion of management of such Registrant, necessary for a fair statement of the results of operations for the interim periods. Information for quarterly periods is affected by seasonal variations in sales, rate changes, timing of fuel expense recovery and other factors.

         The financial statements of foreign operations have been translated from the local currency to U.S. dollars in accordance with SFAS No. 52. SFAS No. 52 requires the translation of income statement items at average exchange rates and balance sheet accounts at current exchange rates. All balance sheet translation adjustments are recorded directly to Accumulated other comprehensive income on CSW's consolidated balance sheets. Cash flow statement items are translated at a combination of average, historical and current exchange rates. The non-cash impact of the changes in exchange rates on cash and cash equivalents is shown on CSW's consolidated statements of cash flows in Effect of exchange rate changes on cash and cash equivalents.

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

         CPL's portion of the costs of decommissioning STP were estimated to be $258 million in 1995 dollars based on a site specific study completed in 1995. CPL is accruing and recovering these decommissioning costs through rates based on the service life of STP at a rate of $8.2 million per year. The funds are deposited with a trustee under the terms of an irrevocable trust and are reflected in CPL's consolidated balance sheets as Nuclear decommissioning trust with a corresponding amount accrued in Accumulated depreciation. On CSW's consolidated balance sheets, the irrevocable trust is included in Deferred Charges and Other Assets, Other with a corresponding amount accrued in Accumulated depreciation. In CSW's and CPL's consolidated statements of income, the interest income related to the irrevocable trust is recorded in Other Income and Deductions, Other. In CPL's consolidated statements of income, the interest expense related to the irrevocable trust is recorded in Interest Charges, Interest on short-term debt and other. In CSW's consolidated statements of income the interest expense related to the irrevocable trust is recorded in Interest and Other Charges, Interest on short-term debt and other.

         The FASB is currently reviewing the utility industry's accounting treatment of nuclear and certain other plant decommissioning costs. An exposure draft regarding this matter was issued in February 1996. In November 1997, the FASB abandoned all previous decisions on the scope of this project and began a new project related to decommissioning and other environmental remediation costs. There can be no assurance that any new pronouncement will result from this project.

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

         COMPREHENSIVE INCOME
         Consistent with the requirements of SFAS 131, CSW's has presented consolidated statements of comprehensive income. Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

         RECLASSIFICATIONS
         Certain financial statement items for prior periods have been reclassified to conform to the 1998 presentation.


2.       LITIGATION AND REGULATORY PROCEEDINGS

                 See the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 1997 and Combined Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 for additional discussion of litigation and regulatory proceedings. Reference is also made to NOTE 3. COMMITMENTS AND CONTINGENT LIABILITIES, MD&A - RATES AND REGULATORY MATTERS, CPL RATE REVIEW - DOCKET NO. 14965 and PART II - OTHER INFORMATION, ITEM 1. LEGAL PROCEEDINGS for additional discussion of litigation and regulatory matters.

         CPL RATE REVIEW - DOCKET NO. 14965
In November 1995, CPL filed with the Texas Commission a request to increase its retail base rates by $71 million. On October 16, 1997 the Texas Commission issued the CPL 1997 Final Order. The CPL 1997 Final Order lowered the annual retail base rates of CPL by approximately $19 million, or 2.5%, from CPL's rate level existing prior to May 1996. The Texas Commission also included a "Glide

Path" rate methodology in the CPL 1997 Final Order pursuant to which CPL's annual rates were reduced by $13 million beginning May 1, 1998 and will be reduced an additional $13 million on May 1, 1999.

         CPL has appealed the CPL 1997 Final Order to the State District Court of Travis County to challenge the resolution of several issues in the rate case. The primary issues include: (i) the classification of $800 million of invested capital in STP as ECOM which was also assigned a lower return on equity than non-ECOM property, (ii) the Texas Commission's use of the "Glide Path" rate reduction methodology applied on May 1, 1998 and to be applied on May 1, 1999, and (iii) the $18 million of disallowed affiliate transactions from CSW Services. As part of the appeal, CPL sought a temporary injunction to prohibit the Texas Commission from implementing the "Glide Path" rate reduction methodology. The court denied the temporary injunction and the "Glide Path" rate reduction was implemented in May 1998. Hearings on the appeal are scheduled to begin August 28, 1998. Management is unable to predict how the final resolution of these issues will ultimately affect CSW's and CPL's results of operations and financial condition.

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

         CPL ANGLO LITIGATION
         In April 1998, CPL was sued by Anglo in the United States District Court for the Southern District of Texas, Brownsville Division, for claims arising from the clean up of a site owned and operated by Anglo in Harlingen, Texas. Anglo seeks reimbursement pursuant to CERCLA and common law contribution and indemnity for alleged response and clean up costs of $328,139 and damages of $150,000 for "loss of fair market value" of the site. Management cannot predict the outcome of this litigation. However, management believes that CPL has valid defenses to Anglo's claims and intends to defend the matter vigorously. Management also believes that the ultimate resolution of this matter will not have a material adverse impact on CSW's or CPL's consolidated results of operations or financial condition.

         CPL VALERO LITIGATION
         In April 1998, Valero filed suit against CPL in Nueces County, Texas District Court, alleging claims for breach of contract and negligence. Valero's suit seeks in excess of $11 million as damages for property loss and lost profits allegedly incurred after an interruption of electricity to its facility in Corpus Christi, Texas in April 1996. Management cannot predict the outcome of this litigation. However, management believes that CPL has valid defenses to Valero's claims and intends to defend the matter vigorously. Management also believes that the ultimate resolution of this matter will not have a material adverse impact on CSW's or CPL's consolidated results of operations or financial condition.

         CPL AND WTU COMPLAINT VERSUS TEXAS UTILITIES ELECTRIC COMPANY
           (DOCKET NO. 17285)
         A joint complaint filed by CPL and WTU with the Texas Commission asserted that since January 1, 1997, Texas Utilities Electric Company has been effectively double charging for transmission service within ERCOT. A proposal for decision received in February 1998 recommends approval of a CPL and WTU proposed offset of $15.5 million annually of payments to Texas Utilities Electric Company under FERC-approved transmission service agreements against amounts that CPL and WTU would otherwise owe Texas Utilities Electric Company pursuant to Texas Commission rules for transmission service in ERCOT. The Texas Commission approved the proposal in June 1998. After the Texas Commission approved the proposal in June 1998, Texas Utilities Electric Company requested and received a rehearing with the Texas Commission. In July 1998, the Texas Commission reaffirmed its approval of the CPL and WTU proposal.

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

         In May 1997, SWEPCO filed with the Texas Commission an application to reconcile fuel costs and implement a 12 month surcharge of fuel cost under-recoveries. Because of the uncertainty as to when a surcharge may be implemented, SWEPCO did not establish in its filing a proposed surcharge period or a total surcharge amount which would reflect interest through the entire surcharge period. However, SWEPCO indicated that it had an under-recovered Texas jurisdictional fuel cost balance of $16.8 million, including interest through December 1996. Included in the $16.8 million balance are fuel-related litigation expenses of $5.0 million and an interest return of $2.0 million on the unamortized balance of a fuel contract termination payment.

         On December 8, 1997, SWEPCO and the other parties to the above consolidated proceedings before the Texas Commission filed a settlement on all issues except whether transmission equalization payments should be included in fuel or base revenues. Of the $16.8 million in under-recovered fuel costs as of December 31, 1996, the settlement would result in a decrease of the under-recovered fuel costs, and the resulting surcharge recovery, by $6.0 million. The settlement also provides that SWEPCO's fuel and fuel-related expenses during the reconciliation period were reasonable and necessary and would allow them to be reconciled as eligible fuel. Also, the settlement provides that SWEPCO's actions in litigating and renegotiating certain fuel contracts, together with the prices, terms and conditions of the renegotiated contracts, were prudent. The $6.0 million reduction is not associated with any particular activity or issue within the fuel proceedings.

         On April 8, 1998, the ALJ assigned to this proceeding issued a proposal for decision regarding the one outstanding issue, whether transmission equalization payments should be included in eligible fuel expense. The proposal for decision recommended that SWEPCO be allowed to include transmission equalization expense in eligible fuel expense. On May 19, 1998, the Texas Commission reversed the ALJ and did not allow SWEPCO to recover its transmission equalization payments as a component of eligible fuel expense. This ruling resulted in an earnings reduction of $1.8 million. On June 8, 1998, SWEPCO filed a motion for rehearing on the transmission equalization issue which was denied through operation of law. SWEPCO has filed an appeal regarding this matter in the State District Court of Travis County.

         After the Texas Commission's order on May 19, 1998, SWEPCO had still under-recovered its fuel and fuel related expenses. On July 1, 1998, the Texas Commission issued an order allowing SWEPCO to surcharge its Texas retail customers $6.9 million of under-recovered fuel and fuel related expenses and associated interest. The surcharge began in July 1998 and will end in June 1999.

         SWEPCO BURLINGTON NORTHERN TRANSPORTATION CONTRACT
         In January 1995, a state district court in Bowie County, Texas entered judgment in favor of SWEPCO against Burlington Northern in a lawsuit regarding rates charged under two rail transportation contracts for delivery of coal to SWEPCO's Welsh and Flint Creek power stations. The court awarded SWEPCO approximately $72 million which would have benefited customers, if collected, representing damages for the period from April 27, 1989 through September 26, 1994, as well as post-judgment interest and attorneys' fees, and granted certain declaratory relief requested by SWEPCO. Burlington Northern appealed the state district court's judgment to the Texarkana, Texas Court of Appeals and, in April 1996, that court reversed the judgment of the state district court. In October 1996, SWEPCO filed an application with the Supreme Court of Texas to grant a writ of error to review and reverse the judgment of the Texarkana, Texas Court of Appeals. In June 1997, the Supreme Court of Texas granted SWEPCO's application for writ of error. Oral argument was held before the Supreme Court of Texas in October 1997. On March 13, 1998, the Supreme Court of Texas affirmed the judgment of the court of appeals. On April 7, 1998, SWEPCO filed a motion for rehearing of the Supreme Court of Texas' decision. On June 5, 1998 the motion for rehearing was denied and the court reaffirmed the judgment of the court of appeals. SWEPCO does not plan additional litigation for this lawsuit. No financial impact resulted from these proceedings other than the legal expenses which were expensed as incurred.

         WTU FUEL PROCEEDING
         On December 31, 1997, WTU filed with the Texas Commission an application to reconcile fuel costs and to request authorization to carry the reconciled balance forward into the next reconciliation period. WTU did not seek a surcharge of the reconciled balance in the December 31, 1997 filing.

         During the reconciliation period of July 1, 1994 through June 30, 1997, WTU incurred approximately $422 million in eligible fuel and fuel-related expenses to generate and purchase electricity. The Texas jurisdictional allocation of such fuel and fuel-related expenses is approximately $295 million.

         In March 1998, WTU filed with the Texas Commission an Application for Authority to Implement an increase in fuel factors of $7.4 million, or 7.3%, on an annual basis. Additionally, WTU proposed to implement a fuel surcharge of $6.8 million, including accumulated interest, over a six month period to collect its under-recovered fuel costs. WTU implemented the revised fuel factors with its June 1998 billings.

         On June 11, 1998, WTU amended its application to reconcile fuel costs to remove a credit from the calculation of eligible fuel in the amount of $3 million related to transmission equalization payments. This amendment was a result of the Texas Commission's ruling concerning transmission equalization payments in the SWEPCO fuel reconciliation described above. Hearings are scheduled to begin in the fourth quarter of 1998.

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

         SWEPCO HENRY W. PIRKEY POWER PLANT
         In connection with the South Hallsville lignite mining contract for its Henry W. Pirkey Power Plant, SWEPCO has agreed, under certain conditions, to assume the obligations of the mining contractor. As of June 30, 1998, the maximum amount SWEPCO believes it could potentially assume is $95 million. However, the maximum amount may vary as the mining contractor's need for funds fluctuates. The contractor's actual obligation outstanding at June 30, 1998 was $65 million.

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

         On September 3, 1997, the bankruptcy court confirmed SWEPCO's right to assist the Cajun Members Committee with $1 million in legal fees and expenses, pending court review to assure that specific fees and expenses were reasonable. SWEPCO and the Cajun Members Committee also are co-plaintiffs in litigation regarding a central issue in the bankruptcy case - whether a competing plan supported by the Cajun trustee can force the cooperatives to buy power for 25 years under the nonconsensual arrangements contained in that plan.

         The SWEPCO Plan, filed March 18, 1998, replaces plans filed previously by SWEPCO on January 15, 1998, October 26, 1996, September 30, 1996 and April 19, 1996. Entergy Texas is no longer a co-plan proponent with SWEPCO and the Cajun Members Committee, as it had been under SWEPCO plans filed prior to the January 15, 1998 plan. SWEPCO continues to work with Entergy Texas to resolve its objection to the plan. Two competing plans of reorganization for the non-nuclear assets of Cajun have been filed with the bankruptcy court, each with different purchase prices, rate paths and other provisions.

         In a June 16, 1998 ruling and a June 19, 1998 order, the U.S. District Court disagreed with the September 3, 1997 findings and conclusions of the bankruptcy court and reversed that court's order. The district court's ruling immediately disqualified the reorganization plan proposed by SWEPCO and the Cajun Members Committee and ordered the cooperatives to return their portions of the expense assistance to SWEPCO. The cooperatives have returned the funds to SWEPCO.

         On June 26, 1998, the U.S. District Court denied an emergency motion by SWEPCO and the Cajun Members Committee to stay the ruling pending their appeal. SWEPCO and the Cajun Members Committee then filed their request for a stay and expedited appeal to the U.S. Fifth Circuit Court of Appeals.

         The bankruptcy court extended the deadline for final reply briefs from July 2, 1998 to July 7, 1998 and allowed SWEPCO and the Cajun Members Committee to file briefs, which they did. Confirmation hearings on the reorganization plans began in December 1996 and concluded in May 1998 with final legal briefs submitted July 7, 1998.

         On July 11, 1998, the U.S. Fifth Circuit Court of Appeals granted a request by SWEPCO and the Cajun Members Committee to stay a ruling that disqualified their reorganization plan for Cajun. The U.S. Fifth Circuit Court of Appeals also granted a stay of the bankruptcy proceedings pending the appeal and ordered expedited consideration of the appeal The U.S. Fifth Circuit Court of Appeals set oral arguments on appeal for August 4, 1998 and, on August 11, 1998, overturned the U.S. District Court ruling that disqualified the SWEPCO plan from competing in the Cajun bankruptcy reorganization process. The U.S. Fifth Circuit Court of Appeals said the U.S. District Court erred in reversing the bankruptcy court, which originally had determined that $1 million in assistance payments from SWEPCO to the Members Committee did not constitute vote-buying and were completely legal. The bankruptcy court concluded confirmation hearings in May 1998, received final briefs in July 1998 and can confirm a plan at any time now that the U.S. Fifth Circuit Court of Appeals has lifted a stay that had been granted pending the appeal by SWEPCO and the Cajun Members Committee.

         Consummation of the SWEPCO Plan is conditioned upon confirmation by the bankruptcy court, and the receipt by SWEPCO and CSW of all requisite state and federal regulatory approvals in addition to their respective board of directors approvals. If the SWEPCO Plan is confirmed, the $940.5 million required to consummate the acquisition of Cajun's non-nuclear assets is expected to be financed through a combination of external borrowings and internally generated funds with approximately 70% of the external borrowings funded with non-recourse debt. There can be no assurance that the SWEPCO Plan will be confirmed by the bankruptcy court or, if it is confirmed, that it will be approved by federal and state regulators. As of June 30, 1998, SWEPCO had deferred $9.9 million in costs related to the SWEPCO Plan on its consolidated balance sheet which would be expensed if the SWEPCO plan is not confirmed by the bankruptcy court.

         SWEPCO BILOXI, MISSISSIPPI MGP SITE
         SWEPCO was notified by Mississippi Power in 1994 that it may be a PRP at a MGP site in Biloxi, Mississippi, which was formerly owned and operated by a predecessor of SWEPCO. Since then, SWEPCO has worked with Mississippi Power on both the investigation of the extent of contamination on the site as well as the subsequent sampling of the site. The sampling results indicated contamination at the property as well as the possibility of contamination of an adjacent property. A risk assessment was submitted to the MDEQ, and the MDEQ requested that a future residential exposure scenario be evaluated for comparison with commercial and industrial exposure scenarios. However, Mississippi Power and SWEPCO do not believe that cleanup to a residential usage scenario is appropriate since this site has been industrial/commercial for more than 100 years, and Mississippi Power plans to continue this type of usage. Mississippi

Power and SWEPCO also presented a report to the MDEQ demonstrating that the ground water on the site was not potable, further demonstrating that cleanup to residential standards is not necessary.

         The MDEQ has not agreed to a non-residential future land use scenario and has requested further testing. Following the additional testing and resolution of whether cleanup must meet a residential usage scenario or a commercial/industrial scenario, a feasibility study will be conducted to more definitively evaluate remedial strategies for the property. The feasibility study process will require public input prior to a final decision.

         At the present time, SWEPCO has not had any further substantive discussions with the MDEQ regarding the ultimate resolution of this issue. Therefore, a final range of cleanup costs is not yet determinable. SWEPCO has incurred approximately $200,000 to date for its portion of the cleanup of this site, and, based on its preliminary estimates, anticipates that an additional $2 million may be incurred. Accordingly, SWEPCO has accrued $2 million for the cleanup of the site.

         The State of Mississippi has passed Brownsfield legislation which provides for levels of cleanup standards. Although regulations implementing this legislation are not expected to be finalized until the summer of 1999, the MDEQ has indicated that it will work with SWEPCO in the interim within the legislation's intent to allow the project to move forward.

         SWEPCO and Mississippi Power have executed an agreement that will permit the companies to conduct additional off-site investigation of soil and groundwater impacts. The MDEQ approved the proposed sampling plan for this additional work. In June 1998, SWEPCO and Mississippi Power met with the MDEQ to get approval of an earlier request to remediate the site as a non-residential property using the recently passed Brownsfield legislation as a basis for rendering such a decision. The MDEQ has not determined if groundwater remediation will be required for the site and a decision on this issue was requested. The MDEQ requested a Total Dissolved Solids study on the groundwater wells be conducted to provide additional information as to whether the groundwater is potable. Based on the outcome of this study, MDEQ will render decisions on the above two issues. A feasibility study will then be completed and a remedial strategy selected for the site.

         SWEPCO VODA PETROLEUM SUPERFUND SITE
         In April 1996, SWEPCO received correspondence from the EPA notifying SWEPCO that it is a PRP to a cleanup action planned for the Voda Petroleum Superfund Site located in Clarksville, Texas. SWEPCO is conducting a records review to compile documentation relating to SWEPCO's past use of the Voda Petroleum site. The proposed cleanup of the site is estimated by the EPA to cost approximately $2 million and to take approximately twelve months to complete. SWEPCO is considering an option where over 30 PRPs would conduct the cleanup in lieu of EPA. Any SWEPCO liability associated with this project is not expected to have a material adverse effect on SWEPCO's results of operations or financial condition.

         SWEPCO WILKES POWER PLANT COPPER LIMIT COMPLIANCE
         The EPA has issued Wilkes Power Plant, which is owned by SWEPCO, an administrative order for wastewater permit violations related to copper limits. The administrative order is initially for a show cause meeting only. Past and future compliance activities including activities that have been conducted to determine the source of copper will be presented by SWEPCO during this meeting. The show cause meeting with the EPA held on August 13, 1998, resulted in continued negotiations. The EPA has not issued an administrative penalty order or referral to the United States Department of Justice for judicial action with monetary fines.

         CSW ENERGY LOANS AND COMMITMENTS
         In June 1998, the 325 MW Philips Sweeny cogeneration facility, an entity 50% owned by CSW Energy, obtained permanent project financing. The $149 million of debt, with an effective interest rate of 7.4%, is unconditionally guaranteed by the project and is non-recourse to CSW Energy and CSW. Concurrently, the project repaid its outstanding note to CSW Energy for construction financing. CSW Energy obtained the funds for this project from CSW's short-term borrowings program, which were also repaid. In addition, CSW has provided letters of credit and guarantees on behalf of independent power projects, including Philip's Sweeny, totaling approximately $262 million as of June 30, 1998.


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

         At June 30, 1998, approximately $1.7 billion of CSW's subsidiary companies' retained earnings were available for payment of cash dividends by such subsidiaries to CSW. The CPL and PSO mortgage indentures, as amended and supplemented, contain certain restrictions on the use of their retained earnings for cash dividends on their common stock. These restrictions do not currently limit the ability of CSW to pay dividends to its shareholders. The amounts of retained earnings available for dividends attributable to each the U.S. Electric Operating Companies at June 30, 1998 is as follows.

CPL-$766 million  PSO-$142 million  SWEPCO-$337 million  WTU-$124 million

5.       INCOME TAXES

         The following tables provide a reconciliation of the differences between total income tax expense (income taxes included in Operating Expenses and Taxes as well as Other Income and Deductions) at the federal statutory tax rate and the effective tax rate for the Registrants.

                                        CSW        CPL        PSO        SWEPCO       WTU
                                     -------------------------------------------------------
                                     (millions)                (thousands)
                                              ----------------------------------------------
QUARTER ENDED JUNE 30, 1998
Income before taxes attributable to:
   Domestic operations                  $139
   Foreign operations                     24
                                         ---
Income before taxes                     $163     $76,135     $28,767     $36,640     $13,426

Tax at U.S. statutory rate               $57     $26,647     $10,068     $12,824      $4,699
Differences
  Amortization of ITC                     (3)     (1,302)       (420)     (1,166)       (330)
  Mirror CWIP                              1       1,145          --          --          --
  Non-deductible goodwill
    Amortization                           3          --          --          --          --
  Foreign tax benefit                     (3)         --          --          --          --
  Prior period adjustments and other      (1)      1,155         731        (914)       (164)
                                         ---------------------------------------------------
Tax expense                              $54     $27,645     $10,379     $10,744      $4,205
                                         ---------------------------------------------------

Effective tax rate                       33%         36%         36%         29%        31%


QUARTER ENDED JUNE 30, 1997
Income before taxes attributable to:
   Domestic operations                  $102
   Foreign operations                     13
                                         ---
Income before taxes                     $115     $60,499     $20,180     $36,702      $8,821

Tax at U.S. statutory rate               $40     $21,175      $7,063     $12,846      $3,087
Differences
  Amortization of ITC                     (4)     (1,447)       (696)     (1,166)       (330)
  Mirror CWIP                              1       1,111          --          --          --
  Non-deductible goodwill
    amortization                           3          --          --          --          --
  Prior period adjustments and other       1       1,495         371      (1,377)         59
                                         ---------------------------------------------------
Tax expense                              $41     $22,334      $6,738     $10,303      $2,816
                                         ---------------------------------------------------

Effective tax rate                       36%         37%         33%         28%         32%


SIX MONTHS ENDED JUNE 30, 1998
Income before taxes attributable to:
   Domestic operations                  $190
   Foreign operations                     59
                                         ---
Income before taxes                     $249    $100,959     $35,125     $58,868     $17,370

Tax at U.S. statutory rate               $87     $35,336     $12,294     $20,604      $6,080
Differences
  Amortization of ITC                     (6)     (2,603)       (900)     (2,331)       (661)
  Mirror CWIP                              2       2,286          --          --          --
  Non-deductible goodwill
    Amortization                           6          --          --          --          --
  Foreign tax benefit                    (14)         --          --          --          --
  Prior period adjustments and other       2       4,060         514      (2,232)       (361)
                                         ---------------------------------------------------
Tax expense                              $77     $39,081     $11,908     $16,041      $5,058
                                         ---------------------------------------------------

Effective tax rate                       31%         39%         34%         27%         29%

                                        CSW        CPL        PSO        SWEPCO       WTU
                                     -------------------------------------------------------
                                     (millions)                (thousands)
                                              ----------------------------------------------

SIX MONTHS ENDED JUNE 30, 1997
Income before taxes attributable to:
   Domestic operations                   $95
   Foreign operations                     58
                                         ---
Income before taxes                     $153     $53,135     $30,388     $55,589     $10,978

Tax at U.S. statutory rate               $54     $18,597     $10,636     $19,456      $3,842
Differences
  Amortization of ITC                     (7)     (2,895)     (1,392)     (2,331)       (661)
  Mirror CWIP                              2       2,200          --          --          --
  Non-deductible goodwill
    amortization                           6          --          --          --          --
  Prior period adjustments and other      (7)        276         (61)     (1,461)        (69)
                                         ---------------------------------------------------
Tax expense                              $48     $18,178      $9,183     $15,664      $3,112
                                         ---------------------------------------------------

Effective tax rate                       31%         34%         30%         28%         28%



6.       PROPOSED AEP MERGER

         In December 1997, CSW and AEP entered into a definitive merger agreement for a tax-free, stock-for-stock transaction with AEP as the surviving corporation. The transaction is subject to the approval of various state and federal regulatory agencies. The shareholders of CSW were asked to approve the AEP Merger and the shareholders of AEP were asked to approve the issuance of shares of AEP common stock pursuant to the AEP Merger agreement and to amend AEP's certificate of incorporation to increase the number of authorized shares of AEP common stock from 300 million shares to 600 million shares. On May 27, 1998, AEP shareholders approved the additional shares of stock required to complete the merger. On May 28, 1998, CSW shareholders approved the merger. For additional information related to the CSW shareholders vote, see ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On April 30, 1998, AEP and CSW jointly filed requests with the FERC for approval of their proposed merger and with the Texas Commission for a finding that the merger is in the public interest. On May 15, 1998, AEP and CSW jointly filed a request with the Louisiana Commission for approval of their proposed merger and for a finding that the merger is in the public interest. On June 12, 1998, AEP and CSW jointly filed a request with the Arkansas Commission for approval of their proposed merger.

         Testimony submitted in the filings in Arkansas, Louisiana, Texas and at the FERC outlined the expected company-wide benefits of the merger to AEP and CSW customers and shareholders, which would include:

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

         Approximately 80 parties, including public utility commissions, other electric companies and trade groups representing electric customers, have filed with the FERC to be recognized as intervenors in the FERC proceeding. The major issues raised by most parties include conditioning the merger on AEP's participation in the Midwest ISO, rate payer protections, market power mitigation, federal preemption of state rate making and transmission rates.

AEP and CSW have proposed a regulatory plan in Arkansas that provides for:

           * Approximately $1.8 million in fuel cost savings to Arkansas customers of CSW's SWEPCO subsidiary during the 10 years following completion of the merger;
           * A commitment not to raise base rates above current levels prior to Jan. 1, 2002, for SWEPCO customers in Arkansas and to share with those customers approximately one-half of the savings allocated to Arkansas from synergies created by the merger during the first 10 years following the merger. Under this plan, approximately $16.9 million of these non-fuel merger-related savings will be used to reduce future costs to SWEPCO's Arkansas customers; and
           * A commitment to continue the current high level of customer service and to identify opportunities and implement measures to further improve service quality.

         On July 13, 1998, the Arkansas Commission staff recommended conditional approval of the proposed merger between AEP and CSW. A stipulation was reached with the Arkansas Commission staff to divide the merger application into approval of the merger and approval of the proposed regulatory plan. The recommendation is subject to the terms of a stipulated agreement between the Arkansas Commission staff, AEP and CSW, as well as the outcome of hearings that will consider regulatory proposals pertaining to the merger. Key provisions of the stipulation include:

           * A "most favored nations" clause that ensures that SWEPCO's Arkansas customers benefit from any future settlements that are negotiated in other jurisdictions;
           * A recommitment that Arkansas customers will continue to enjoy at least the same level of customer service that they now receive or better;
           * Assurance that Arkansas customers will not have to absorb the stranded costs of other CSW or AEP customers; and
           * Arkansas Commission approval of the stipulation does not constitute a finding regarding retail market power.

         On August 13, 1998, the Arkansas Commission issued a conditional order approving the proposed merger between CSW and AEP. CSW is currently evaluating the conditions contained in the order. Hearings to consider the regulatory proposals are scheduled to begin November 10, 1998.

AEP and CSW have proposed a regulatory plan in Louisiana that provides for:

           * Approximately $2.6 million in fuel cost savings to Louisiana customers of CSW's SWEPCO subsidiary during the 10 years following completion of the merger;
           * A commitment not to raise base rates above current levels prior to Jan. 1, 2002, for SWEPCO customers in Louisiana and a plan to share with those customers approximately one-half of the savings allocated to Louisiana related to the merger during the first 10 years following the merger. Under this plan, approximately $26 million of these non-fuel merger-related savings will be used to reduce future costs to SWEPCO's Louisiana customers; and
           * A commitment to continue the current high level of customer service and to identify opportunities and implement measures to further improve service quality.

         Hearings in Louisiana are scheduled to begin January 18, 1999.

AEP and CSW have proposed a regulatory plan in Texas that provides for:

           * Approximately $29 million in fuel cost savings to Texas customers during the 10-year period following completion of the merger;
           * A commitment to not raise base rates prior to Jan. 1, 2002 for
             Texas customers and a plan to share with those customers approximately one-half of the savings allocated to Texas related to the merger during the first 10 years following the merger. In Texas, approximately $183 million of the savings from synergies will be used to reduce future costs to customers; and
           * A commitment to continue the current high level of customer service and to identify opportunities and implement measures to further improve service quality.

         On July 2, 1998, the Texas Commission issued a preliminary order setting forth the issues the Texas Commission will consider in the merger application. In addition to applying the statutory standards for determination that the merger is in the public interest, the Texas commission will address the following issues:

           * The consistency of the proposed regulatory plan with the last CPL rate order and prior settlements by CSW's U.S. Electric Operating Companies;
           * Sharing and allocation of merger savings;
           * Whether customers should receive a greater share of merger savings in the first five years after the merger;
           * Assurance that CSW's U.S. Electric Operating Companies will not pay any stranded costs of AEP companies;
           * Guarantees of quality of service; and
           * Guarantees that no cross-subsidization between affiliates will occur.

         In its preliminary order, the Texas Commission also determined that the merger application was not a rate proceeding, that restructuring issues should not be addressed and that matters which are in the jurisdiction of other regulatory bodies should not be addressed. Hearings are scheduled to begin December 2, 1998.

         On June 19, 1998, CPL filed a license transfer application with the NRC requesting the NRC's consent to the indirect transfer of control of CPL's interests in the NRC licenses issued for STP, which would result from the proposed merger between CSW, CPL's parent company, and AEP. CPL would continue to own its 25.2% interest in STP and CPL's name would remain on the NRC operating license. The merger would have no effect on either the technical management or operation of STP. The STPNOC would continue management of the STP's operations.

         AEP and CSW plan to file a merger application with the Oklahoma Commission shortly and to make other required federal merger filings with the SEC, the Federal Communications Commission and the Department of Justice and/or the Federal Trade Commission later in 1998.

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

         CSW has a 100% interest in SEEBOARD, and AEP has a 50% interest in Yorkshire. The proposed merger of CSW into AEP would result in common ownership of the United Kingdom entities. As a result, the proposed merger could be referred by the United Kingdom Secretary of State for Trade and Industry for an investigation by the United Kingdom Mergers and Monopolies Commission. CSW is unable to predict the outcome of any such regulatory proceeding.

         The proposed AEP merger, with a targeted completion date in the first half of 1999, is expected to be accounted for as a pooling of interests. The merger is conditioned, among other things, upon the approval of several state and federal regulatory agencies. The transaction must satisfy many conditions, some of which may not be waived by the parties. AEP and CSW have initiated the process of seeking regulatory approvals, but there can be no assurances as to when, on what terms or whether the required approvals will be received or whether there will be any regulatory proceedings in the United Kingdom. There can be no assurance that the AEP merger will be consummated. See NOTE 6. PROPOSED AEP MERGER.

         As of June 30, 1998, CSW had deferred $21 million in costs related to the merger on its consolidated balance sheet, which will be charged to expense if AEP and CSW are not successful in completing their proposed merger.


7.       SHORT-TERM AND LONG-TERM FINANCING

         CSW Services used short-term debt to repay a $60 million variable rate bank loan due December 1, 2001 in two $30 million installments on January 28, 1998 and April 27, 1998. On April 1, 1998 SWEPCO called the remaining 274,010 shares of its $100 par value 6.95% preferred stock. SWEPCO used short-term debt to fund the $28 million redemption.

         On September 1, 1998, PSO will call Series K and L FMBs, in their entirety, at call prices of 100 and 100.77, respectively. On September 1, 1998, CPL will call Series L FMBs, in its entirety, at a call price of 100.53.

         On April 3, 1998, the SEC issued an order under the Holding Company Act granting a requested increase in the authorized short-term borrowing limitation to $2.5 billion for CSW and certain of its subsidiaries.

8.       NEW ACCOUNTING STANDARD

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

         SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement SFAS No. 133 for any fiscal quarter beginning June 16, 1998 and thereafter. SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to derivative instruments and certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantially modified after December 31, 1997.

         The Registrants have not yet quantified the impacts of adopting SFAS No. 133 on their financial statements and have not determined the timing or the method of adopting SFAS No. 133.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

         Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 1997 and the Registrants' Combined Quarterly Report on Form 10-Q for the quarter ended March 31, 1998. Reference is also made to each Registrant's unaudited Financial Statements and related Notes to Financial Statements. The information should be read in conjunction with, and is essential to understanding, the following discussion and analysis.


RESULTS OF OPERATIONS

         Reference is made to ITEM 1. FINANCIAL STATEMENTS for each of the Registrants' RESULTS OF OPERATIONS for the three and six month periods ended June 30, 1998.


LIQUIDITY AND CAPITAL RESOURCES

         OVERVIEW OF CSW OPERATING, INVESTING, AND FINANCING ACTIVITIES
         Net cash inflows from operating activities increased $233 million to $403 million for the first six months of 1998 compared to the same period last year. The increase in net cash inflows is due primarily to the absence in 1998 of $190 million of federal and state income tax payments made in the first half of 1997 for the gain on CSW's 1996 sale of Transok. However, these payments were offset in part by the utilization of Alternative Minimum Tax credits that CSW had previously generated. Also contributing to the increase were better fuel recovery positions and higher accounts receivable and payable balances. The increase in net cash inflows was also offset in part by decreases in other working capital accounts.

         Net cash outflows from investing activities decreased $10 million to an outflow of $335 million for the first six months of 1998 compared to an outflow of $345 million for the same period last year. CSW Energy obtained permanent external financing during the first half of 1997 for the Orange cogeneration project and subsequently reduced its equity investment in the project. In addition, CSW Energy made its final purchase agreement payment on the Ft. Lupton cogeneration project in the first half of 1997. CSW Energy also experienced a decrease in construction expenditures for the Sweeny project which went into operation in the first quarter of 1998. Further reducing the cash outflows from investing activities was a cash inflow resulting from CSW International's Enertek partner, Alpek, assuming its 50% obligation of that power plant project. Also contributing to the lower net cash outflows from investing activities was reduced spending at the U.S. Electric Operating Companies for generation, distribution and general plant facilities. The decrease in net cash outflows was offset in part by an increase in investment for telecommunications projects at C3 Communications.

         Net cash inflows from financing activities decreased $112 million to an inflow of $80 million for the first half of 1998 compared to an inflow of $192 million for the same period last year. In the second quarter of 1997, CSW received proceeds from the issuance of Trust Preferred Securities. The proceeds were used primarily to reacquire preferred stock and pay down short-term debt in the second quarter of 1997. In April 1997, CSW made changes to its common stock plans and stopped issuing original shares. The decrease in net cash from financing activities was due in part to funding these common stock plans through open market purchases.

         CONSTRUCTION EXPENDITURES
         CSW's construction expenditures, including allowance for funds used during construction, totaled $253 million for the six months ended June 30, 1998. Construction expenditures for the U.S. Electric Operating Companies totaled $65 million, $28 million, $43 million and $23 million, for CPL, PSO, SWEPCO and WTU, respectively. Construction expenditures at the U.S. Electric Operating Companies were primarily for improvements to existing production, transmission and distribution facilities. The improvements are required to meet the needs of new customers and to satisfy the changing requirements of existing customers. CSW anticipates that all funds required for construction for the remainder of the year will be provided from internal sources.

         OTHER FINANCING ISSUES
         CSW provides common stock, either through the purchase of shares from the open market or original issue shares, to fund its long-term incentive plan, the CSW PowerShare Dividend Reinvestment and Stock Purchase Plan and the CSW Retirement Savings Plan. CSW began funding these plans through open market purchases effective April 1, 1997.

         The CSW System uses short-term debt to meet fluctuations in working capital requirements and other interim capital needs. CSW has established a system money pool to coordinate short-term borrowings for certain of its subsidiaries, primarily the U.S. Electric Operating Companies and CSW Services. In addition, CSW also incurs borrowings for other subsidiaries that are not included in the money pool. As of June 30, 1998, CSW had revolving credit facilities totaling $1.4 billion to back up its commercial paper program.

         CSW Services used short-term debt to repay a $60 million variable rate bank loan due December 1, 2001 in two $30 million installments on January 28, 1998 and April 27, 1998. On April 1, 1998 SWEPCO called the remaining 274,010 shares of its $100 par value 6.95% preferred stock. SWEPCO used short-term debt to fund the $28 million redemption.

         On September 1, 1998, PSO will call Series K and L FMBs, in their entirety, at call prices of 100 and 100.77, respectively. On September 1, 1998, CPL will call Series L FMBs, in its entirety, at a call price of 100.53.

         On May 22, 1998, the Sabine Mining Company entered into a $30 million credit agreement supporting its contractual mining obligations for SWEPCO's Henry W. Pirkey Power Plant. SWEPCO has agreed, under certain conditions, to assume the obligations of the Sabine Mining Company, the mining contractor, including the obligations under the credit agreement.

           On April 3, 1998, the SEC issued an order under the Holding Company Act granting a requested increase in the authorized short-term borrowing limitation to $2.5 billion for CSW.

         As of July 27, 1998, CSW Credit's revolving credit agreement totaled $1.1 billion.

         The final installment of (pound)55 million, or an estimated $91 million using an exchange rate of (pound)1.00 = $1.65, related to the windfall profits tax, enacted by the United Kingdom government, is payable by SEEBOARD on December 1, 1998.

RATES AND REGULATORY MATTERS

         CPL RATE REVIEW - DOCKET NO. 14965
In November 1995, CPL filed with the Texas Commission a request to increase its retail base rates by $71 million. On October 16, 1997, the Texas Commission issued the CPL 1997 Final Order. The CPL 1997 Final Order lowered the annual retail base rates of CPL by approximately $19 million, or 2.5%, from CPL's rate level existing prior to May 1996. The Texas Commission also included a "Glide Path" rate methodology in the CPL 1997 Final Order pursuant to which CPL's annual rates were reduced by an additional $13 million beginning May 1, 1998 and will be reduced an additional $13 million on May 1, 1999.

         CPL has appealed the CPL 1997 Final Order to the State District Court of Travis County to challenge the resolution of several issues in the rate case. The primary issues include: (i) the classification of $800 million of invested capital in STP as ECOM which was also assigned a lower return on equity than non-ECOM property, (ii) the Texas Commission's use of the "Glide Path" rate reduction methodology applied on May 1, 1998 and to be applied on May 1, 1999, and (iii) the $18 million of disallowed affiliate transactions from CSW Services. As part of the appeal, CPL sought a temporary injunction to prohibit the Texas Commission from implementing the "Glide Path" rate reduction methodology. The court denied the injunction and the "Glide Path" rate reduction was implemented in May 1998. Hearings on the appeal are scheduled to begin August 28, 1998. Management is unable to predict how the final resolution of these issues will ultimately affect CSW's and CPL's results of operations and financial condition.

         CPL currently accounts for the economic effects of regulation in accordance with SFAS No. 71. Pursuant to the provisions of SFAS No. 71, CPL had recorded approximately $1.3 billion of regulatory-related assets at March 31, 1998. The application of SFAS No. 71 is conditioned upon CPL's rates being set based on the cost of providing service. In the event management concludes that as a result of changes in regulation, legislation, the competitive environment, or other factors, including the CPL 1997 Final Order, CPL, or some portion of its business, no longer meets the criteria for following SFAS No. 71, a write-off of regulatory assets and liabilities would be required, absent a means of recovering such assets or settling such liabilities in a continuing regulated segment of the business. CPL would also be required to evaluate whether there was any impairment of any deregulated plant assets. In addition, CPL and CSW could experience, depending on the timing and amount of any write-off, a material adverse effect on their results of operations and financial condition.

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

         The Louisiana Commission has selected consultants to perform a review of SWEPCO's rates and charges and to review SWEPCO's quality of service. A timeline for the review has yet to be determined. Management cannot predict the outcome of this review.

         SWEPCO ARKANSAS RATE REVIEW
         In June 1998, the Arkansas Commission indicated that they would conduct a review of SWEPCO's earnings. The review began in July 1998, but no case has yet been docketed. Management cannot predict the outcome of this review.

         OTHER
         Reference is made to NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for information regarding fuel proceedings at CPL, SWEPCO and WTU.


STRATEGIC INITIATIVES

         A vital part of CSW's future strategy involves the pursuit of initiatives that are outside the traditional United States electric utility business due to increasing competition and fundamental changes in this industry. In addition, lower anticipated growth rates in CSW's core United States electric utility business combined with the previously mentioned industry factors have resulted in CSW pursuing other initiatives. These initiatives have taken a variety of forms; however, they are all consistent with the overall plan for CSW to develop a global energy business. CSW also has restrictions on the amounts it may spend on these activities under the AEP merger agreement as discussed below. While CSW believes that such initiatives are necessary to maintain its competitiveness and to supplement its growth in the future, the Holding Company Act may also restrict its ability to successfully pursue some of these initiatives (The foregoing statement constitutes a forward looking statement within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD LOOKING INFORMATION). See RECENT DEVELOPMENTS AND TRENDS.

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

         The companies anticipate net savings related to the merger of approximately $2 billion over a 10-year period from the elimination of duplication in corporate and administrative programs, greater efficiencies in operations and business processes, increased purchasing efficiencies, and the combination of the two work forces. At the same time, the companies will continue their commitment to high quality, reliable service. Job reductions related to the merger are expected to be approximately 1,050 out of a total domestic workforce of approximately 25,000. The combined company will use a combination of growth, reduced hiring and attrition to minimize the need for employee separations. Organizational and staffing recommendations will be made by transition teams of employees from both companies.

         The electric systems of AEP and CSW will operate on an integrated and coordinated basis as required by the Holding Company Act. Any fuel savings resulting from the coordinated operation of the combined company will be passed on to customers.

         The merger agreement contains covenants and agreements that restrict the manner in which the parties may operate their respective businesses until the time of closing of the merger. In particular, without the prior written consent of AEP, CSW may not engage in a number of activities that could affect its sources and uses of funds. Pending closing of the merger, CSW's and its subsidiaries' strategic investment activity, capital expenditures and non-fuel operating and maintenance expenditures are restricted to specific agreed upon projects or agreed upon amounts. In addition, prior to consummation of the merger, CSW and its subsidiaries are restricted from (i) issuing shares of common stock other than pursuant to employee benefit plans, (ii) issuing shares of preferred stock or similar securities other than to refinance existing obligations or to fund permitted investment or capital expenditures and (iii) incurring indebtedness other than pursuant to existing credit facilities, in the ordinary course of business or to fund permitted projects or capital expenditures. These restrictions are not expected to limit the ability of CSW and its subsidiaries to make investments and expenditures in amounts previously budgeted.

         The shareholders of CSW were asked to approve the AEP Merger and the shareholders of AEP were asked to approve the issuance of shares of AEP common stock pursuant to the AEP merger agreement and to amend AEP's certificate of incorporation to increase the number of authorized shares of AEP common stock from 300 million shares to 600 million shares. On May 27, 1998, AEP shareholders approved the issuance of the additional shares of stock required to complete the merger. On May 28, 1998, CSW shareholders approved the merger. For additional information related to the CSW shareholders vote, see ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On April 30, 1998, AEP and CSW jointly filed requests with the FERC for approval of their proposed merger and with the Texas Commission for a finding that the merger is in the public interest. On May 15, 1998, AEP and CSW jointly filed a request with the Louisiana Commission for approval of their proposed merger and for a finding that the merger is in the public interest. On June 12, 1998, AEP and CSW jointly filed a request with the Arkansas Commission for approval of their proposed merger.

         Testimony submitted in the filings in Arkansas, Louisiana, Texas and at the FERC outlined the expected company-wide benefits of the merger to AEP and CSW customers and shareholders, which would include:

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

         Approximately 80 parties, including public utility commissions, other electric companies and trade groups representing electric customers, have filed with the FERC to be recognized as intervenors in the FERC proceeding. The major issues raised by most parties include conditioning the merger on AEP's participation in the Midwest ISO, rate payer protections, market power mitigation, federal preemption of state rate making and transmission rates.

AEP and CSW have proposed a regulatory plan in Arkansas that provides for:

           * Approximately $1.8 million in fuel cost savings to Arkansas customers of CSW's SWEPCO subsidiary during the 10 years following completion of the merger;
           * A commitment not to raise base rates above current levels prior to Jan. 1, 2002, for SWEPCO customers in Arkansas and to share with those customers approximately one-half of the savings allocated to Arkansas from synergies created by the merger during the first 10 years following the merger. Under this plan, approximately $16.9 million of these non-fuel merger-related savings will be used to reduce future costs to SWEPCO's Arkansas customers; and
           * A commitment to continue the current high level of customer service and to identify opportunities and implement measures to further improve service quality.

         On July 13, 1998, the Arkansas Commission staff recommended conditional approval of the proposed merger between AEP and CSW. A stipulation was reached with the Arkansas Commission staff to divide the merger application into approval of the merger and approval of the proposed regulatory plan. The recommendation is subject to the terms of a stipulated agreement between the Arkansas Commission staff, AEP and CSW, as well as the outcome of hearings that will consider regulatory proposals pertaining to the merger. Key provisions of the stipulation include:

           * A "most favored nations" clause that ensures that SWEPCO's Arkansas customers benefit from any future settlements that are negotiated in other jurisdictions;
           * A recommitment that Arkansas customers will continue to enjoy at least the same level of customer service that they now receive or better;
           * Assurance that Arkansas customers will not have to absorb the stranded costs of other CSW or AEP customers; and
           * Arkansas Commission approval of the stipulation does not constitute a finding regarding retail market power.

         On August 13, 1998, the Arkansas Commission issued a conditional order approving the proposed merger between CSW and AEP. CSW is currently evaluating the conditions contained in the order. Hearings to consider the regulatory proposals are scheduled to begin November 10, 1998.

AEP and CSW have proposed a regulatory plan in Louisiana that provides for:

           * Approximately $2.6 million in fuel cost savings to Louisiana customers of CSW's SWEPCO subsidiary during the 10 years following completion of the merger;
           * A commitment not to raise base rates above current levels prior to Jan. 1, 2002, for SWEPCO customers in Louisiana and a plan to share with those customers approximately one-half of the savings allocated to Louisiana related to the merger during the first 10 years following the merger. Under this plan, approximately $26 million of these non-fuel merger-related savings will be used to reduce future costs to SWEPCO's Louisiana customers; and
           * A commitment to continue the current high level of customer service and to identify opportunities and implement measures to further improve service quality.

         Hearings in Louisiana are scheduled to begin January 18, 1999.

AEP and CSW have proposed a regulatory plan in Texas that provides for:

           * Approximately $29 million in fuel cost savings to Texas customers during the 10-year period following completion of the merger;
           * A commitment to not raise base rates prior to Jan. 1, 2002 for
             Texas customers and a plan to share with those customers approximately one-half of the savings allocated to Texas related to the merger during the first 10 years following the merger. In Texas, approximately $183 million of the savings from synergies will be used to reduce future costs to customers; and
           * A commitment to continue the current high level of customer service and to identify opportunities and implement measures to further improve service quality.

         On July 2, 1998, the Texas Commission issued a preliminary order setting forth the issues the Texas Commission will consider in the merger application. In addition to applying the statutory standards for determination that the merger is in the public interest, the Texas commission will address the following issues:

           * The consistency of the proposed regulatory plan with the last CPL rate order and prior settlements by CSW's U.S. Electric Operating Companies;
           * Sharing and allocation of merger savings;
           * Whether customers should receive a greater share of merger savings in the first five years after the merger;
           * Assurance that CSW's U.S. Electric Operating Companies will not pay any stranded costs of AEP companies;
           * Guarantees of quality of service; and Guarantees that no cross-subsidization between affiliates will occur.

         In its preliminary order, the Texas Commission also determined that the merger application was not a rate proceeding, that restructuring issues should not be addressed and that matters which are in the jurisdiction of other regulatory bodies should not be addressed. Hearings are scheduled to begin December 2, 1998.

         On June 19, 1998, CPL filed a license transfer application with the NRC requesting the NRC's consent to the indirect transfer of control of CPL's interests in the NRC licenses issued for STP, which would result from the proposed merger between CSW, CPL's parent company, and AEP. CPL would continue to own its 25.2% interest in STP and CPL's name would remain on the NRC operating license. The merger would have no effect on either the technical management or operation of STP. The STPNOC would continue management of the STP's operations.

         AEP and CSW plan to file a merger application with the Oklahoma Commission shortly and to make other required federal merger filings with the SEC, the Federal Communications Commission and the Department of Justice and/or the Federal Trade Commission later in 1998.

         CSW has a 100% interest in SEEBOARD, and AEP has a 50% interest in Yorkshire. The proposed merger of CSW into AEP would result in common ownership of the United Kingdom entities. As a result, the proposed merger could be referred by the United Kingdom Secretary of State for Trade and Industry for an investigation by the United Kingdom Mergers and Monopolies Commission. CSW is unable to predict the outcome of any such regulatory proceeding.

         The proposed AEP merger, with a targeted completion date in the first half of 1999, is expected to be accounted for as a pooling of interests. The merger is conditioned, among other things, upon the approval of several state and federal regulatory agencies. The transaction must satisfy many conditions, some of which may not be waived by the parties. AEP and CSW have initiated the process of seeking regulatory approvals, but there can be no assurances as to when, on what terms or whether the required approvals will be received or whether there will be any regulatory proceedings in the United Kingdom. There can be no assurance that the AEP merger will be consummated. See NOTE 6. PROPOSED AEP MERGER.

         As of June 30, 1998, CSW had deferred $21 million in costs related to the merger on its consolidated balance sheet, which will be charged to expense if AEP and CSW are not successful in completing their proposed merger.


OTHER MERGER AND ACQUISITION ACTIVITY

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

         On September 3, 1997, the bankruptcy court confirmed SWEPCO's right to assist the Cajun Members Committee with $1 million in legal fees and expenses, with court review pending to assure specific fees and expenses were reasonable. SWEPCO and the Cajun Members Committee also are co-plaintiffs in litigation regarding a central issue in the bankruptcy case - whether a competing plan supported by the Cajun trustee can force the cooperatives to buy power for 25 years under the nonconsensual arrangements contained in that plan.

         The SWEPCO Plan, filed March 18, 1998, replaces plans filed previously by SWEPCO on January 15, 1998, October 26, 1996, September 30, 1996 and April 19, 1996. Entergy Texas is no longer a co-plan proponent with SWEPCO and the Cajun Members Committee, as it had been under SWEPCO plans filed prior to the January 15, 1998 plan. SWEPCO continues to work with Entergy Texas to resolve its objection to the plan. Two competing plans of reorganization for the non-nuclear assets of Cajun have been filed with the bankruptcy court, each with different purchase prices, rate paths and other provisions. Confirmation hearings in Cajun's bankruptcy case were completed in May 1998.

         In a June 16, 1998 ruling and a June 19, 1998 order, the U.S. District Court disagreed with the detailed findings and conclusions of the bankruptcy court and reversed that court's order. The district court's ruling immediately disqualified the reorganization plan proposed by SWEPCO and the Cajun Members Committee and ordered the cooperatives to return their portions of the expense assistance to SWEPCO. The cooperatives have returned the funds to SWEPCO.

         On June 26, 1998, the U.S. District Court denied an emergency motion by SWEPCO and the Cajun Members Committee to stay the ruling pending their appeal. SWEPCO and the Cajun Members Committee then filed their request for a stay and expedited appeal to the U.S. Fifth Circuit Court of Appeals.

         The bankruptcy court extended the deadline for final reply briefs from July 2, 1998 to July 7, 1998 and allowed SWEPCO and the Cajun Members Committee to file briefs, which they did. Confirmation hearings on the reorganization plans began in December 1996 and concluded in May 1998 with final legal briefs submitted July 7, 1998.

         On July 11, 1998, the U.S. Fifth Circuit Court of Appeals granted a request by SWEPCO and the Cajun Members Committee to stay a ruling that disqualified their reorganization plan for Cajun. The U.S. Fifth Circuit Court of Appeals also granted a stay of the bankruptcy proceedings pending the appeal and ordered expedited consideration of the appeal. The U.S. Fifth Circuit Court of Appeals set oral arguments on appeal for August 4, 1998 and, on August 11, 1998, overturned the U.S. District Court ruling that disqualified the SWEPCO plan from competing in the Cajun bankruptcy reorganization process. The U.S. Fifth Circuit Court of Appeals said the U.S. District Court erred in reversing the bankruptcy court, which originally had determined that $1 million in assistance payments from SWEPCO to the Members Committee did not constitute vote-buying and were completely legal. The bankruptcy court concluded confirmation hearings in May 1998, received final briefs in July 1998 and can confirm a plan at any time now that the U.S. Fifth Circuit Court of Appeals has lifted a stay that had been granted pending the appeal by SWEPCO and the Cajun Members Committee.

         Consummation of the SWEPCO Plan is conditioned upon confirmation by the bankruptcy court, and the receipt by SWEPCO and CSW of all requisite state and federal regulatory approvals in addition to their respective board of directors approvals. If the SWEPCO Plan is confirmed, the $940.5 million required to consummate the acquisition of Cajun's non-nuclear assets is expected to be financed through a combination of external borrowings and internally generated funds with approximately 70% of the external borrowings funded with non-recourse debt. There can be no assurance that the SWEPCO Plan will be confirmed by the bankruptcy court or, if it is confirmed, that it will be approved by federal and state regulators. As of June 30, 1998, SWEPCO had deferred $9.9 million in costs related to the SWEPCO Plan on its consolidated balance sheet which would be expensed if the SWEPCO plan is not confirmed by the bankruptcy court.

         INVESTMENT IN VALE
         In the second quarter of 1998, CSW International invested an additional $69 million in convertible securities of Vale, a private Brazilian electric distribution company based in Sao Paulo, Brazil. On July 17, 1998, CSW International announced it had invested an additional $31 million in Vale. Separately, on July 9, 1998, Vale and its partner, Inepar, bought 51% of the equity in CELPA, for $388 million. CELPA distributes electricity to approximately 800,000 customers in the state of Para in northern Brazil.

         In November 1997, Vale and Inepar acquired CEMAT in the neighboring state of Mato Grosso, which lies south of Para. With the addition of CELPA and CEMAT, Vale now operates and controls electric distribution systems in several Brazilian states serving 2 million customers.

         FRONTERA PROJECT
         On July 7, 1998, CSW Energy announced plans to begin construction in August 1998 of a 500MW power plant, known as Frontera, in the Rio Grande Valley, near the city of Mission, Texas. At June 30, 1998, CSW Energy had spent approximately $24 million, including development, construction and financing of the projected $210 million project costs. The natural gas-fired facility should begin partial operation in the summer of 1999 and full operation by the end of 1999. Although the Frontera project is being built without long-term purchase power contracts as a merchant power plant, Frontera is expected to supply power to the rapidly growing Rio Grande Valley and to supply customers throughout Texas.

         SALE OF SEEBOARD RETAIL BUSINESS
         At the end of the second quarter SEEBOARD sold its appliance retail business to Dixons Stores Group, the market leading UK electrical retailer, for consideration of (pound)18 million, or $29 million, in cash. The agreement transfers 41 sites including shops, superstores and the warehouse with the majority of the staff expected to be offered employment within Dixons Stores Group. SEEBOARD recorded a pre-tax gain from the disposal of the retail business of (pound)2.7 million, or $4.4 million.

         The sale will allow SEEBOARD to focus on the competitive energy markets, providing customers with award winning customer service and low prices, and to develop its successful electricity network management business.

RECENT DEVELOPMENTS AND TRENDS

         INDUSTRY RESTRUCTURING INITIATIVES
         Several initiatives regarding restructuring the electric utility industry have recently been undertaken in the four states in which the U.S. Electric Operating Companies operate. Legislation was enacted in Oklahoma while legislative activity in Texas, Louisiana and Arkansas stopped short of any definitive action. The regulatory commissions in Arkansas, Louisiana and Texas are currently studying various restructuring issues. In April 1997, the Oklahoma Legislature enacted legislation dealing with industry restructuring in Oklahoma, which provides for retail competition by July 1, 2002. The legislation directs the Oklahoma Commission to study all relevant issues relating to restructuring and develop a framework for a restructured industry. A bill was passed in the 1998 Oklahoma legislative session that accelerates the completion date for the restructuring studies but does not change the date for retail competition.

         ELECTRICITY DEREGULATION IN THE U.K.
         Beginning September 1998, the market for the supply of electricity will be opened up to competition in part of the United Kingdom with competition being extended to the rest of the country in phases. SEEBOARD will be competing in this market in October 1998. Customers in SEEBOARD's region will be able to choose from whom they purchase electricity but will also be able to win customers previously supplied by other regional electricity companies.

         The opening up of the market to competition has seen significant industry-wide investment in systems to enable competition. A substantial part of the cost borne by SEEBOARD will be recoverable under a regulatory pricing formula for the distribution business.


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

         The U.S. Electric Operating Companies experience commodity price exposures related to the purchase of fuel supplies for the generation of electricity and for the purchase of power and energy from other generation sources. Contracts that provide for the future delivery of these commodities can be considered forward contracts which contain pricing and/or volume terms designed to stabilize the cost of the commodity. Consequently, the U.S. Electric Operating Companies manage their price exposure for the benefit of customers by balancing their commodity purchases through a combination of long-term and short-term (spot-market) agreements. In addition, SEEBOARD has entered into contracts for differences to reduce exposure to fluctuations in the price of electricity purchased from the electricity power pool of England and Wales. This pool was established upon privatization of the United Kingdom's electric industry for the bulk trading of electricity between generators and suppliers.

         CSW has, at times, been exposed to currency and interest rate risks which reflect the floating exchange rate that exists between the U.S. dollar and the British pound since its purchase of SEEBOARD in 1995. CSW has utilized certain risk management tools to manage adverse changes in exchange rates and to facilitate financing transactions resulting from CSW's acquisition of SEEBOARD. At June 30, 1998, CSW had positions in two cross currency swap contracts. The following table presents information relating to these contracts. The market value represents the foreign exchange/interest rate terms inherent in the cross currency swaps at current market pricing. CSW expects to hold these contracts to maturity. At current exchange rates, this liability is included in long-term debt on the balance sheet at a carrying value of approximately $431 million.

                                         Expected          Expected Cash
                                        Cash Inflows         Outflows
Contract              Maturity Date   (Maturity Value)    (Market Value)
------------------------------------------------------------------------
Cross currency swap   August 1, 2001    $200 million      $214.4 million
Cross currency swap   August 1, 2006    $200 million      $227.3 million

         CSW Energy or its affiliates use natural gas swaps and collars to manage prices on underlying floating price purchases for physical quantities of natural gas used to generate electricity at its power plants. CSW Energy or its affiliates have entered into a natural gas hedging program for 2.4 million MMbtus of natural gas to be used from November 1998 to March 1999. The average price for the swaps is $2.33 per MMbtu. The average prices of floors and caps for the collars have been $2.16 and $2.59 per MMbtu , respectively.

         CSW Energy or its affiliates use interest rate swap agreements to hedge exposure to fluctuations in the interest rates to be paid on outstanding indebtedness. CSW Energy or its affiliates have entered into swaps on debt totaling $163 million with expiration dates through the year 2013. The interest rates under these instruments range from 6.02% to 8.98%.

         CSW Energy or its affiliates are exposed to credit risk in the event of nonperformance by the counter parties. An analysis of the financial condition of each counter party is made prior to entering into an agreement, credit limits are established and the appropriateness of these limits are monitored on an on-going basis.


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

OTHER MATTERS

         YEAR 2000
         In 1996, CSW initiated a system-wide program to prepare CSW's computer systems and applications for the year 2000. The year 2000 activities are a top priority. CSW expects to incur internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare the systems for the year 2000. The historical costs incurred to date for the year 2000 project are $4 million, $2 million of which has been incurred in 1998. Testing and conversion is expected to cost an additional $32 million to $42 million over the next eighteen months, including both domestic and foreign operations. The estimated costs have increased from the first quarter 1998 estimate of $20 million to $21 million due to additional systems replacement requirements at SEEBOARD, and the addition of CPL's portion of the costs to prepare STP operations for the year 2000. Approximately 52% of the expected costs are to be covered through the redeployment of existing resources. Approximately 10% of the projected costs are for contract labor. The remaining 38% of the costs is for computer hardware and software purchases. CSW has hired a consultant to assist the project team. The funds for year 2000 project expenditures are included in CSW's operating budget. At present, no other CSW computer information system projects have been affected by the year 2000 project, but that may change as the year 2000 approaches. The financial impact of any future forgone projects has not been estimated at this time. CSW's internal audit department is presently conducting a review of CSW's year 2000 project. A consultant has been engaged by CSW's internal audit department to assist in this review. The purpose of the review of the year 2000 project is to assess the project processes so CSW's management can manage CSW's risks related to the year 2000. The audit is 75% complete and may be completed by the end of September 1998. Currently no cost estimates exist related to CSW's year 2000 risks.

         The year 2000 project includes all management information systems which support business functions such as customer billing, payroll and other business functions. Other systems with computer-based controls such as telecommunications, elevators, building environmental management, metering, plant, transmission, distribution and substations are included in this project as well. The applications and operations which pose the greatest risk for CSW if implementation is not successful are the power production, system control, transmission and distribution systems; the time in use, demand and recorder metering system for commercial and industrial customers; and the power billing system. The potential problems related to these systems include electric service interruptions to customers, interrupted revenue data gathering and poor customer relations resulting from delayed billing. Costs related to the year 2000 program are being expensed as incurred.

         CSW's system-wide year 2000 program began with the naming of an executive sponsor and project manager and the formation of a program management office. Status is checked bi-weekly with weekly updates to the senior management team, monthly review by an executive oversight committee comprised of the functional vice presidents, and quarterly review by the board of directors' audit committee. Key milestones for the year 2000 program include the following.

        (i) Inventory and assessment of business applications and vendor supplied software were completed in the first quarter of 1997. Only 25% of the business application programs were determined to be non-compliant and in need of remediation by December 1999.
        (ii) Adequate preparation to permit effective modification and certification testing of business application software was completed in the third quarter of 1997.
        (iii) Remediation plans and schedules for business applications were established in the fourth quarter of 1997 and conversion and certification activities were initiated. All but three applications are targeted for completion by December 31, 1998 and the remainder by mid-year 1999. The conversion and certification activities are on schedule.
        (iv) A detail inventory and assessment of the electric business operation systems is 75% complete. This includes switchboards, elevators, environmental controls, vehicles, metering systems, and embedded logic or real time control systems in support of generation and delivery of electricity. The assessment is expected to be completed by the end of third quarter 1998. Corrective and certification measures are already underway for some of these systems and completion is targeted for all systems by third quarter 1999. The need for additional functionality in the early 1990's resulted in the modernization of several electric operation systems that has reduced the conversion requirements.
        (v) Contingency plans will be developed in the first quarter of 1999 and most of calendar year 1999 has been reserved for final verification of all external interfaces, and rehearsal of contingency plans.

        The preceding discussion contains forward looking information within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD LOOKING INFORMATION.

        NEW ACCOUNTING STANDARD
        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

         SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement SFAS No. 133 for any fiscal quarter beginning June 16, 1998 and thereafter. SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to derivative instruments and certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantially modified after December 31, 1997.

         The Registrants have not yet quantified the impacts of adopting SFAS No. 133 on their financial statements and have not determined the timing or the method of adopting SFAS No. 133.

PART II - OTHER INFORMATION

       For background and earlier developments relating to PART II information, reference is made to the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 1997 and Combined Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.


ITEM 1.  LEGAL PROCEEDINGS.

        CPL ANGLO LITIGATION
        In April 1998, CPL was sued by Anglo in the United States District Court for the Southern District of Texas, Brownsville Division, for claims arising from the clean up of a site owned and operated by Anglo in Harlingen, Texas. Anglo seeks reimbursement pursuant to CERCLA and common law contribution and indemnity for alleged response/clean up costs of $328,000 and damages of $150,000 for "loss of fair market value" of the site. Management cannot predict the outcome of this litigation. However management believes that CPL has valid defenses to Anglo's claims and intends to defend the matter vigorously. Management also believes that the ultimate resolution of this matter will not have a material adverse impact on CSW's or CPL's consolidated results of operations or financial condition.

        CPL VALERO LITIGATION
        In April 1998, Valero filed suit against CPL in Nueces County, Texas District Court, alleging claims for breach of contract and negligence. Valero's suit seeks in excess of $11 million as damages for property loss and lost profits allegedly incurred after an interruption of electricity to its facility in Corpus Christi, Texas in April 1996. Management cannot predict the outcome of this litigation. However management believes that CPL has valid defenses to Valero's claims and intends to defend the matter vigorously. Management also believes that the ultimate resolution of this matter will not have a material adverse impact on CSW's or CPL's consolidated results of operations or financial condition.

        SWEPCO BURLINGTON NORTHERN TRANSPORTATION CONTRACT
        In January 1995, a state district court in Bowie County, Texas entered judgment in favor of SWEPCO against Burlington Northern in a lawsuit regarding rates charged under two rail transportation contracts for delivery of coal to SWEPCO's Welsh and Flint Creek power stations. The court awarded SWEPCO approximately $72 million that would have benefited customers, if collected, representing damages for the period from April 27, 1989 through September 26, 1994, as well as post-judgment interest and attorneys' fees and granted certain declaratory relief requested by SWEPCO. Burlington Northern appealed the state district court's judgment to the Texarkana, Texas Court of Appeals and, in April 1996, that court reversed the judgment of the state district court. In October 1996, SWEPCO filed an application with the Supreme Court of Texas to grant a writ of error to review and reverse the judgment of the Texarkana, Texas Court of Appeals. In June 1997, the Supreme Court of Texas granted SWEPCO's application for writ of error. Oral argument was held before the Supreme Court of Texas in October 1997. On March 13, 1998, the Supreme Court of Texas affirmed the judgment of the court of appeals. On April 7, 1998, SWEPCO filed a motion for rehearing of the Supreme Court of Texas' decision. On June 5, 1998, the court denied the motion for rehearing and reaffirmed the judgment of the court of appeals. SWEPCO does not plan additional litigation for this lawsuit. No financial impact resulted from these proceedings other than the legal expenses which were expensed as incurred.

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

CSW
(i) The annual meeting of stockholders of CSW was held on May 28, 1998.

(ii) The CSW stockholders elected five directors at the annual meeting. The name of each nominee and the number of shares voted for or against were as follows:

       NOMINEE                             For           Against
                                     ---------------- --------------
       E.R. Brooks                       190,280,966      4,253,094
       William R. Howell                 190,329,265      4,202,765
       Robert W. Lawless                 190,359,584      4,174,476
       James L. Powell                   190,322,446      4,211,614
       Richard L. Sandor                 189,331,788      5,202,272

Stockholders also voted to approve the proposed merger AEP, with 172,974,243 votes cast for approval, 3,873,541 votes cast against approval and 1,544,877 votes abstaining.

In addition, stockholders voted to approve the appointment of Arthur Andersen LLP, independent public accountants, as CSW's auditors for 1998 with 191,824,234 votes cast for approval, 1,281,299 votes cast against approval and 1,394,029 votes abstaining.

In total, 194,534,060, or approximately 92%, of CSW's outstanding shares were voted at the annual meeting.

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


(B)  REPORTS FILED ON FORM 8-K:

CSW, CPL, PSO, SWEPCO AND WTU
Item 5. Other Events and Item 7. Financial Statements and Exhibits, dated April 30, 1998, reporting information related to the proposed merger between CSW and AEP (requested merger approval from FERC and the Texas Commission).

CSW AND SWEPCO
Item 5. Other Events and Item 7. Financial Statements and Exhibits, dated May 15, 1998, reporting information related to the proposed merger between CSW and AEP (requested merger approval from the Louisiana Commission).

Item 5. Other Events and Item 7. Financial Statements and Exhibits, dated June 12, 1998, reporting information related to the proposed merger between CSW and AEP (requested merger approval from the Arkansas Commission).

Item 5. Other Events and Item 7. Financial Statements and Exhibits, dated June 17, 1998, reporting information related to the disqualification of SWEPCO's bid for Cajun by the U.S. District Court and SWEPCO's intent to appeal that decision.

Item 5. Other Events and Item 7. Financial Statements and Exhibits, dated June 24, 1998, reporting SWEPCO and the Cajun Members Committee filing of a notice of appeal and an emergency motion seeking a stay of the U.S. District Court order of disqualification of SWEPCO's bid for Cajun.

CSW
Item 5. Other Events and Item 7. Financial Statements and Exhibits, dated May 28, 1998, reporting information related to CSW's Annual Shareholder Meeting (approval of merger, elect directors and ratify the appointment of Arthur Andersen LLP as auditors).

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned Registrant shall be deemed to relate only to matters having reference to such Registrant or its subsidiaries.


                       CENTRAL AND SOUTH WEST CORPORATION


Date:  August 14, 1998            /S/ LAWRENCE B. CONNORS
                               --------------------------
                               Lawrence B. Connors
                               Controller and Chief Accounting Officer
                               (Principal Accounting Officer)



                         CENTRAL POWER AND LIGHT COMPANY
                       PUBLIC SERVICE COMPANY OF OKLAHOMA
                       SOUTHWESTERN ELECTRIC POWER COMPANY
                          WEST TEXAS UTILITIES COMPANY


Date:  August 14, 1998            /S/ R. RUSSELL DAVIS
                               -----------------------
                               R. Russell Davis
                               Controller and Chief Accounting Officer
                               (Principal Accounting Officer)