Form 10-Q
period 1998-09-30
CENTRAL & SOUTH WEST CORP; CENTRAL POWER & LIGHT CO /TX/; PUBLIC SERVICE CO OF OKLAHOMA; SOUTHWESTERN ELECTRIC POWER CO; WEST TEXAS UTILITIES CO
filed 1998-11-16
CIK 18540, 18734, 81027, 92487, 105860

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q
       (X) COMBINED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarter Ended September 30, 1998

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

Common Stock Outstanding at November 10, 1998                  Shares
   Central and South West Corporation                       212,601,915
   Central Power and Light Company                            6,755,535
   Public Service Company of Oklahoma                         9,013,000
   Southwestern Electric Power Company                        7,536,640
   West Texas Utilities Company                               5,488,560

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

        CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY COMPANIES

            TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q
                            SEPTEMBER 30, 1998


                                                                           PAGE

GLOSSARY OF TERMS............................................................3


FORWARD-LOOKING INFORMATION..................................................5


PART I.  FINANCIAL INFORMATION...............................................6
  ITEM 1.  FINANCIAL STATEMENTS
    CENTRAL AND SOUTH WEST CORPORATION.......................................6
    CENTRAL POWER AND LIGHT COMPANY.........................................17
    PUBLIC SERVICE COMPANY OF OKLAHOMA......................................25
    SOUTHWESTERN ELECTRIC POWER COMPANY.....................................33
    WEST TEXAS UTILITIES COMPANY............................................41
    NOTES TO FINANCIAL STATEMENTS...........................................49

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
    RESULTS OF OPERATIONS...................................................67

PART II - OTHER INFORMATION.................................................78


  ITEM 1.  LEGAL PROCEEDINGS................................................78

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................78

SIGNATURES..................................................................80

GLOSSARY OF TERMS
The following abbreviations or acronyms used in this text are defined below:

Abbreviation or Acronym    Definition
AEP........................American Electric Power Company, Inc.
AEP Merger.................Proposed Merger between AEP and CSW as a result of which CSW would become a wholly owned subsidiary of
                           AEP
ALJ........................Administrative Law Judge
Alpek......................Alpek S.A. de C.V.
Ameren System..............Ameren Corporation, parent of recently merged Union
                           Electric Company and Central Illinois Public Service
                           Company
Anglo Iron.................Anglo Iron and Metal, Inc.
Arkansas Commission........Arkansas Public Service Commission
C3 Communications..........C3 Communications, Inc., Austin, Texas (formerly CSW
                           Communications, Inc.)
Cajun......................Cajun Electric Power Cooperative, Inc.
Cajun Members Committee....A committee which represents 7 of the 12 Louisiana member distribution cooperatives that are served by
                           Cajun
CERCLA.....................Comprehensive Environmental Response, Compensation
                           and Liability Act of 1980
ChoiceCom..................CSW/ICG ChoiceCom, L..P., a joint venture between C3
                           Communications and ICG Communications
CPL........................Central Power and Light Company, Corpus Christi,
                           Texas
CPL 1997 Final Order.......Final orders received from the Texas Commission in
                           CPL's rate case Docket No. 14965
CSW........................Central and South West Corporation, Dallas, Texas
CSW Credit.................CSW Credit, Inc., Dallas, Texas
CSW Energy.................CSW Energy, Inc., Dallas, Texas
CSW International..........CSW International, Inc., Dallas, Texas
CSW Services...............Central and South West Services, Inc., Dallas, Texas
                           and Tulsa, Oklahoma
CSW System.................CSW and its subsidiaries
CWIP.......................Construction work in progress
ECOM.......................Excess cost over market
El Paso....................El Paso Electric Company
EnerShop...................EnerShop Inc., Dallas, Texas
Enertek....................Co-generation power plant, Tampico, Mexico
EPA........................Environmental Protection Agency
ERCOT......................Electric Reliability Council of Texas
Exchange Act...............Securities Exchange Act of 1934, as amended
FASB.......................Financial Accounting Standards Board
FERC.......................Federal Energy Regulatory Commission
FMB........................First mortgage bond
Holding Company Act........Public Utility Holding Company Act of 1935, as
                           amended
ICG Communications.........ICG Communications, Inc.
ITC........................Investment tax credit
LIFO.......................Last-in First-out (inventory accounting method)
Louisiana Commission.......Louisiana Public Service Commission
MD&A.......................Management's Discussion and Analysis of Financial
                           Condition and Results of Operations
MDEQ.......................Mississippi Department of Environmental Quality
MGP........................Manufactured gas plant or coal gasification plant
Mirror CWIP................Mirror Construction Work in Progress
Mississippi Power..........Mississippi Power Company
MMbtu......................Million Btu (British thermal unit)
MW.........................Megawatt
MWH........................Megawatt-hour
NEIL.......................Nuclear Electric Insurance Limited
NRC........................Nuclear Regulatory Commission
Oklahoma Commission........Corporation Commission of the State of Oklahoma
Phillips Sweeny............Cogeneration power plant, Sweeny, Texas
PRP........................Potentially responsible party

Abbreviation or Acronym    Definition
PSO........................Public Service Company of Oklahoma, Tulsa, Oklahoma
PSO 1997 Rate Settlement
   Agreement...............Joint stipulation agreement reached by PSO and other parties to settle PSO's 1997 rate inquiry
Registrant(s)..............CSW, CPL, PSO, SWEPCO and WTU
RUS........................Rural Utilities Service of the federal government
SEC........................United States Securities and Exchange Commission
SEEBOARD...................SEEBOARD plc., Crawley, West Sussex, United Kingdom
SEEBOARD U.S.A.............CSW's investment in SEEBOARD consolidated and converted to U.S. Generally Accepted Accounting
                           Principles
SFAS.......................Statement of Financial Accounting Standards
SFAS No. 52................Foreign Currency Translation
SFAS No. 71................Accounting for the Effects of Certain Types of
                           Regulation
SFAS No. 130...............Reporting Comprehensive Income
SFAS No. 133...............Accounting for Derivative Instruments and Hedging
Activities
SOP........................Statement of Position (accounting standard)
SOP 98-5...................Reporting on the Costs of Start-Up Activities
STP........................South Texas Project nuclear electric generating station, jointly owned by CPL, Houston Lighting and
                           Power Company, City of Austin, and City of San
                           Antonio
SWEPCO.....................Southwestern Electric Power Company, Shreveport,
Louisiana
SWEPCO Plan................The amended plan of reorganization for Cajun filed by the Members Committee and SWEPCO on March 18, 1998
                           with the U.S. Bankruptcy Court for the Middle
                           District of Louisiana
Texas Commission...........Public Utility Commission of Texas
Transok....................Transok, Inc., a former wholly-owned subsidiary of
                           CSW
Trust Preferred Securities.Collective term for securities issued by business trusts of CPL, PSO and SWEPCO classified on the
                           balance sheet as "Certain Subsidiary (or
                           CPL/PSO/SWEPCO)- obligated, mandatorily redeemable
                           preferred securities of subsidiary trusts holding
                           solely Junior Subordinated Debentures of such
                           Subsidiaries (or CPL/PSO/SWEPCO)"
U.S. Electric(s) or U.S.
  Electric Operating
  Companies................CPL, PSO, SWEPCO and WTU
Valero.....................Valero Refining Company-Texas, Valero Refining
                           Company and Valero Energy
                           Company
WTU........................West Texas Utilities Company, Abilene, Texas
Yorkshire..................Yorkshire plc, a regional electricity company in the
                           United Kingdom

FORWARD-LOOKING INFORMATION
This report made by CSW and certain of its subsidiaries contains forward-looking statements within the meaning of Section 21E of the Exchange Act. Although CSW and each of its subsidiaries believe that, in making any such statements, their expectations are based on reasonable assumptions, any such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: the impact of general economic changes in the U.S. and in countries in which CSW either currently has made or in the future may make investments; the impact of deregulation on the U.S. electric utility business; increased competition and electric utility industry restructuring in the U.S.; the impact of the proposed AEP Merger including any regulatory conditions imposed on the merger, the inability to consummate the AEP Merger, or other merger and acquisition activity including the SWEPCO Plan; federal and state regulatory developments and changes in law which may have a substantial adverse impact on the value of CSW System assets; timing and adequacy of rate relief; adverse changes in electric load and customer growth; climatic changes or unexpected changes in weather patterns; changing fuel prices, generating plant and distribution facility performance; decommissioning costs associated with nuclear generating facilities; costs associated with any year 2000 failure either within the CSW System or supplier failures that adversely affect the CSW System; uncertainties in foreign operations and foreign laws affecting CSW's investments in those countries; the effects of retail competition in the natural gas and electricity distribution and supply businesses in the United Kingdom; and the timing and success of efforts to develop domestic and international power projects. In the non-utility area, the previously mentioned factors would apply and also include, but are not limited to: the ability to compete effectively in new areas, including telecommunications, power marketing and brokering, and other energy related services, as well as evolving federal and state regulatory legislation and policies that may adversely affect those industries generally or the CSW System's business in areas in which it operates.

CSW

                       CENTRAL AND SOUTH WEST CORPORATION
                            AND SUBSIDIARY COMPANIES



                         PART I. FINANCIAL INFORMATION.

                          ITEM 1. FINANCIAL STATEMENTS.

                                         CENTRAL AND SOUTH WEST CORPORATION

                                         CONSOLIDATED STATEMENTS OF INCOME
                                                   (unaudited)

                                                                     Three Months Ended           Nine Months Ended
                                                                        September 30,               September 30,
                                                                   ------------------------    -------------------------
                                                                     1998          1997           1998          1997
                                                                   ----------    ----------    -----------   -----------
                                                                           (millions, except per share amounts)

Operating Revenues
    U.S. Electric                                                    $ 1,172       $ 1,054        $ 2,746       $ 2,562
    United Kingdom                                                       352           401          1,288         1,324
    Other diversified                                                     57            22            148            53
                                                                   ----------    ----------    -----------   -----------
                                                                       1,581         1,477          4,182         3,939
Operating Expenses and Taxes
    U.S. Electric fuel                                                   388           370            939           892
    U.S. Electric purchased power                                         39            18             86            61
    United Kingdom cost of sales                                         224           276            879           927
    Other operating                                                      232           216            705           658
    Maintenance                                                           41            38            114           111
    Provision for CPL 1997 Final Order                                    --             3             --            18
    El Paso merger litigation                                             --            --             --            35
    Depreciation and amortization                                        126           121            375           360
    Taxes, other than income                                              44            49            145           143
    Income taxes                                                         143            83            218           135
                                                                   ----------    ----------    -----------   -----------
                                                                       1,237         1,174          3,461         3,340
                                                                   ----------    ----------    -----------   -----------
Operating Income                                                         344           303            721           599
                                                                   ----------    ----------    -----------   -----------

Other Income and Deductions
    Other                                                                  5            11             33            24
    Non-operating income taxes                                             3            (1)             2             3
                                                                   ----------    ----------    -----------   -----------
                                                                           8            10             35            27
                                                                   ----------    ----------    -----------   -----------
Income Before Interest and Other Charges                                 352           313            756           626
                                                                   ----------    ----------    -----------   -----------

Interest and Other Charges
    Interest on long-term debt                                            78            84            238           251
    Interest on short-term debt and other                                 33            23             92            59
    Distributions on trust preferred securities                            7             7             20            11
    Preferred dividend requirements of subsidiaries                        1             3              6            10
    (Gain)/loss on reacquired preferred stock                             --            --              1           (10)
                                                                   ----------    ----------    -----------   -----------
                                                                         119           117            357           321
                                                                   ----------    ----------    -----------   -----------

Income Before Extraordinary Item                                         233           196            399           305
Extraordinary Item - United Kingdom windfall profits tax                  --          (176)            --          (176)
                                                                   ==========    ==========    ===========   ===========
Net Income for Common Stock                                            $ 233          $ 20          $ 399         $ 129
                                                                   ==========    ==========    ===========   ===========

Average Common Shares Outstanding                                      212.5         212.2          212.3         212.1

Basic and Diluted Earnings per Share before Extraordinary Item          1.10          0.93           1.88          1.44
Basic and Diluted Loss per Share from Extraordinary Item                  --         (0.83)            --         (0.83)
                                                                   ==========    ==========    ===========   ===========
Basic and Diluted Earnings per Share                                  $ 1.10        $ 0.10         $ 1.88        $ 0.61
                                                                   ==========    ==========    ===========   ===========

Dividends Paid per Share of Common Stock                             $ 0.435       $ 0.435        $ 1.305       $ 1.305
                                                                   ==========    ==========    ===========   ===========



              The accompanying notes to consolidated financial statements are an integral part of these statements.

                                CENTRAL AND SOUTH WEST CORPORATION

                           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                           (unaudited)



                                                               Three Months Ended   Nine Months Ended
                                                                September 30,        September 30,
                                                               -----------------    -----------------
                                                                1998      1997       1998      1997
                                                               -------   -------    -------   -------
                                                                  (millions)           (millions)


Net Income for Common Stock                                     $ 233      $ 20      $ 399     $ 129
                                                               -------   -------    -------   -------

Other Comprehensive Income, Net of Tax
    Foreign currency translation adjustment                        10        (7)        20       (46)
    Unrealized gains or losses on securities:
        Unrealized gains/(losses) occurring during period          (9)        2        (18)        3
        Adjustments for gains/(losses) included in net income      --        --         (8)       --
                                                               -------   -------    -------   -------
                                                                    1        (5)        (6)      (43)

Comprehensive Income                                            $ 234      $ 15      $ 393      $ 86
                                                               =======   =======    =======   =======



The accompanying notes to consolidated financial statements are an integral part of these statements.

                              CENTRAL AND SOUTH WEST CORPORATION

                                  CONSOLIDATED BALANCE SHEETS


                                                                       September 30,     December 31,
                                                                           1998             1997
                                                                       (unaudited)        (audited)
                                                                     ---------------   --------------
                                                                                (millions)
ASSETS

Fixed Assets
    Electric
        Production                                                         $ 5,852          $ 5,824
        Transmission                                                         1,589            1,558
        Distribution                                                         4,659            4,453
        General                                                              1,371            1,381
        Construction work in progress                                          174              184
        Nuclear fuel                                                           202              196
                                                                     ---------------   --------------
                                                                            13,847           13,596
    Other diversified                                                          348              250
                                                                     ---------------   --------------
                                                                            14,195           13,846
  Less - Accumulated depreciation and amortization                           5,592            5,264
                                                                     ---------------   --------------
                                                                             8,603            8,582
                                                                     ---------------   --------------
Current Assets
    Cash and temporary cash investments                                        183               75
    Accounts receivable                                                      1,407              916
    Materials and supplies, at average cost                                    174              172
    Electric utility fuel inventory                                             84               65
    Under-recovered fuel costs                                                  18               84
    Notes receivable                                                           105               --
    Prepayments and other                                                       75               78
                                                                     ---------------   --------------
                                                                             2,046            1,390
                                                                     ---------------   --------------
Deferred Charges and Other Assets
    Deferred plant costs                                                       499              503
    Mirror CWIP asset                                                          275              285
    Other non-utility investments                                              416              448
    Securities available for sale                                               61              103
    Income tax related regulatory assets, net                                  321              329
    Goodwill                                                                 1,445            1,428
    Other                                                                      439              383
                                                                     ---------------   --------------
                                                                             3,456            3,479
                                                                     ---------------   --------------
                                                                          $ 14,105         $ 13,451
                                                                     ===============   ==============



              The accompanying notes to consolidated financial statements are an integral part of these statements.

                                     CENTRAL AND SOUTH WEST CORPORATION

                                          CONSOLIDATED BALANCE SHEETS


                                                                           September 30,            December 31,
                                                                               1998                     1997
                                                                            (unaudited)               (audited)
                                                                           --------------           --------------
CAPITALIZATION AND LIABILITIES                                                            (millions)

Capitalization
    Common stock:   $3.50 par value
        Authorized shares:   350.0 million
        Issued and outstanding shares: 212.3 million
          in 1998 and 212.1 million in 1997                                        $ 744                    $ 743
    Paid-in capital                                                                1,046                    1,039
    Retained earnings                                                              1,871                    1,750
    Accumulated other comprehensive income                                            18                       24
                                                                           --------------           --------------
                                                                                   3,679       47%          3,556        45%
                                                                           -------------- --------- -------------- ----------
    Preferred stock
        Not subject to mandatory redemption                                          176                      176
        Subject to mandatory redemption                                               --                       26
                                                                           --------------           --------------
                                                                                     176        2%            202         2%
    Certain Subsidiary-obligated, mandatorily redeemable
       preferred securities of subsidiary trusts holding solely
        Junior Subordinated Debentures of such Subsidiaries                          335        4%            335         4%
    Long-term debt                                                                 3,702       47%          3,898        49%
                                                                           -------------- --------- -------------- ----------
         Total Capitalization                                                      7,892      100%          7,991       100%
                                                                           -------------- --------- -------------- ----------

Current Liabilities
    Long-term debt and preferred stock due within twelve months                      144                       32
    Short-term debt                                                                  794                      721
    Short-term debt - CSW Credit                                                     929                      636
    Loan notes                                                                        59                       56
    Accounts payable                                                                 650                      573
    Accrued taxes                                                                    379                      171
    Accrued interest                                                                 109                       87
    Other                                                                            190                      238
                                                                           --------------           --------------
                                                                                   3,254                    2,514
                                                                           --------------           --------------

Deferred Credits
    Accumulated deferred income taxes                                              2,436                    2,431
    Investment tax credits                                                           270                      278
    Other                                                                            253                      237
                                                                           --------------           --------------
                                                                                   2,959                    2,946
                                                                           --------------           --------------
                                                                                $ 14,105                 $ 13,451
                                                                           ==============           ==============



              The accompanying notes to consolidated financial statements are an integral part of these statements.

                               CENTRAL AND SOUTH WEST CORPORATION

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (unaudited)

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                                ------------------------
                                                                                   1998         1997
                                                                                -----------   ----------
OPERATING ACTIVITIES                                                                  (millions)

    Net Income for Common Stock                                                      $ 399        $ 129
    Non-cash Items and Adjustments
        Depreciation and amortization                                                  436          385
        Deferred income taxes and investment tax credits                               (19)         (11)
        Preferred stock dividends included in Net income for common stock                6           10
        (Gain)/loss on reacquired preferred stock                                        1          (10)
        Provision for CPL 1997 Final Order                                              --           18
    Changes in Assets and Liabilities
        Accounts receivable                                                           (486)        (383)
        Accounts payable                                                                62            5
        Accrued taxes                                                                  211          125
        Fuel inventory                                                                 (19)          30
        Fuel recovery                                                                   73          (53)
        Refund due customers                                                            --           29
        Other                                                                          (40)         131
                                                                                -----------   ----------
                                                                                       624          405
                                                                                -----------   ----------
INVESTING ACTIVITIES
    Construction expenditures                                                         (339)        (341)
    CSW Energy/CSW International projects                                             (143)        (187)
    Other                                                                                1           --
                                                                                -----------   ----------
                                                                                      (481)        (528)
                                                                                -----------   ----------
FINANCING ACTIVITIES
    Common stock sold                                                                    8           20
    Long-term debt sold                                                                  5           --
    Reacquisition/Retirement of long-term debt                                        (181)         (52)
    Reacquisition of preferred stock                                                   (28)        (114)
    Proceeds from the issuance of Subsidiary obligated,
      mandatorily redeemable, trust preferred securities                                --          323
    Change in short-term debt                                                          365          344
    Payment of dividends                                                              (279)        (290)
    Other                                                                               73           35
                                                                                -----------   ----------
                                                                                       (37)         266
                                                                                -----------   ----------

Effect of exchange rate changes on cash and cash equivalents                             2           (7)

Net Change in Cash and Cash Equivalents                                                108          136
Cash and Cash Equivalents at Beginning of Period                                        75          254
                                                                                ===========   ==========
Cash and Cash Equivalents at End of Period                                           $ 183        $ 390
                                                                                ===========   ==========

SUPPLEMENTARY INFORMATION
    Interest paid less amounts capitalized                                           $ 249        $ 282
                                                                                ===========   ==========
    Income taxes paid                                                                $  49        $ 247
                                                                                ===========   ==========


     The accompanying notes to consolidated financial statements are an integral part of these statements.

CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY COMPANIES
RESULTS OF OPERATIONS

      Set forth below is information concerning the consolidated results of operations of CSW for the three month and nine month periods ended September 30, 1998 and September 30, 1997. For information concerning the results of operations for each of the U.S. Electric Operating Companies, see the discussion under the heading RESULTS OF OPERATIONS following the financial statements of each of the U.S. Electric Operating Companies.


COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 1998 AND 1997

      Net income for common stock increased to $233 million in the third quarter of 1998 from $20 million in 1997. The largest single factor that increased earnings was the absence in 1998 of the United Kingdom windfall profits tax of $176 million that was recorded in 1997.

      Earnings in 1998 from the U.S. Electric Operating Companies were substantially higher. Hotter than normal weather added $25 million to earnings and increased customer usage and growth added another $21 million. Also contributing to the increase in earnings at the U.S. Electric companies was lower operations and maintenance expense of $6 million and the absence of the provision for rate refund associated with the PSO rate case settlement that lowered 1997 earnings by $16 million. The increase in earnings from the U.S. Electric Operating Companies was partially offset by lower base rates at CPL and PSO related to the CPL 1997 Final Order and the PSO 1997 Rate Settlement Agreement.

      SEEBOARD U.S.A. earnings increased due primarily to lower operations and maintenance expenses in the third quarter of 1998 when compared to a year earlier and increased earnings from its Medway power plant. The increase in earnings at SEEBOARD U.S.A. was offset in part by a $4 million decrease in deferred tax expenses related to United Kingdom corporation tax rate reductions that affected both periods. C3 Communications' earnings were $3 million below the same period last year because of increased operating costs for new telecommunications activities. Corporate expenses were higher than the same period last year due primarily to tax provisions. Other factors affecting earnings are discussed below.

      In the third quarter of 1998, the U.S. Electric Operating Companies and SEEBOARD U.S.A. contributed the following percentages to CSW's results of operations.
                                                     Corporate
                             U.S.   SEEBOARD  Total  Items
                                                       and
                           Electric  U.S.A.  Electric Other    Total
                           ---------------------------------------------

  Operating Revenues         74%      22%      96%     4%       100%
  Operating Income           83%      17%     100%     --%      100%
  Net Income for Common
    Stock                    99%      13%     112%    (12)%     100%

      U.S. Electric revenues increased $118 million, or 11%, in the third quarter of 1998 compared to the same period a year ago. The increase was due primarily to higher non-fuel revenues of $88 million. Non-fuel revenues increased as a result of hotter weather and the absence in 1998 of the $26 million provision for rate refund at PSO. Also contributing to the increase in U.S. Electric revenues were higher fuel revenues of $30 million due primarily to increased weather-related usage. The increases in fuel and non-fuel electric revenues were partially offset by rate reductions associated with both the CPL 1997 Final Order and the PSO 1997 Rate Settlement Agreement.

CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY COMPANIES
RESULTS OF OPERATIONS

      Revenues from SEEBOARD U.S.A. decreased $49 million due to the loss of revenues associated with the sale of its retail stores in the second quarter of 1998 and lower business volumes. Other diversified revenues increased $35 million to $57 million during the comparison periods. A CSW Energy power plant project which began operations in February 1998 was responsible for $29 million of the increase. However, CSW Energy also experienced a significant increase in other operating expenses, as discussed below.

      U.S. Electric fuel expenses increased $18 million, or 5%, during the third quarter of 1998 compared to the same period last year due primarily to a $16 million increase in the recovery of deferred fuel costs at PSO and hotter weather. The increase in fuel expenses was offset in part by a decrease in the average unit fuel cost to $1.70 per MMbtu in 1998 from $1.87 per MMbtu in 1997. The average unit fuel cost declined as a result of lower spot market natural gas and coal prices during the quarter. Purchased power increased $21 million during the comparison periods due primarily to increases in off-system energy purchases resulting from the effects of hotter weather. United Kingdom cost of sales decreased $52 million, or 19%, during the third quarter of 1998 compared to the same period last year due primarily to lower cost of sales associated with the sale of SEEBOARD's retail stores and a decrease in the cost of purchased power reflecting lower business volumes.

      Other operating expenses increased $16 million in the third quarter of 1998 compared to the same period a year ago. As previously discussed, a CSW Energy power plant went into service in February 1998 resulting in a $25 million increase in other operating expenses in the third quarter of 1998 compared to the same period last year. Reductions in operating expenses at the U.S. Electric Operating Companies and SEEBOARD U.S.A. partially offset this increase.

      Depreciation and amortization expenses increased $5 million in the third quarter of 1998 compared to the same period last year due primarily to accelerated recovery of ECOM property recorded in 1998 related to the CPL 1997 Final Order, as well as increases in depreciable property. Partially offsetting this increase is reduced depreciation rates as a result of the CPL 1997 Final Order (on non-ECOM property) and the PSO 1997 Rate Settlement Agreement.

      Operating income taxes increased $60 million in the third quarter of 1998 compared to the same period last year due primarily to increased taxable income partially offset by the recognition of foreign tax benefits at SEEBOARD U.S.A.

      Interest on long-term debt decreased $6 million due primarily to the repayment of a $60 million variable rate bank loan due December 1, 2001 and the maturity of $228 million of FMBs at CPL. Short-term debt was used to repay the variable rate bank loan in two $30 million installments on January 28, 1998 and April 27, 1998. Interest on short-term debt and other increased $10 million when compared to the same period last year due primarily to higher levels of borrowings.

CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY COMPANIES
RESULTS OF OPERATIONS


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

      Net income for common stock for the first nine months of 1998 increased to $399 million from $129 million for the comparable period in 1997. The largest single factor that contributed to this increase in earnings was the absence in 1998 of the United Kingdom windfall profit tax of $176 million that was recorded at SEEBOARD U.S.A. in 1997.

      Earnings in 1998 from the U.S. Electric Operating Companies were higher due primarily to increased MWH sales from hotter than normal weather which added about $40 million to earnings, and increased customer usage and growth added another $32 million. Also contributing to the increase in earnings at the U.S. Electric Operating Companies was lower operations and maintenance expenses of $26 million. Earnings for the first nine months of 1998 also improved due to the absence in 1998 of a provision for rate refund related to the PSO 1997 Rate Settlement Agreement that lowered 1997 earnings by $18 million and the absence of a provision for the CPL 1997 Final Order. The increase in earnings from the U.S. Electric Operating Companies was partially offset by lower base rates at CPL and PSO related to the CPL 1997 Final Order and the PSO 1997 Rate Settlement Agreement.

       Earnings at SEEBOARD U.S.A. in the first nine months of 1998 increased due primarily to foreign tax benefits, lower operations and maintenance expenses and increased earnings from its Medway power plant. The increase in earnings at SEEBOARD U.S.A. was offset in part by a $4 million decrease in deferred tax expenses related to United Kingdom corporation tax rate reductions that affected both periods. C3 Communications' earnings were $3 million below the same period last year because of increased operating costs for new telecommunications activities. Corporate expenses were lower than the same period last year due primarily to the absence in 1998 of the impact of CSW's final settlement of litigation with El Paso, which cost $23 million, after tax. Other factors affecting earnings are discussed below.

      In the first nine months of 1998, the U.S. Electric Operating Companies and SEEBOARD U.S.A. contributed the following percentages to CSW's results of operations.
                                                     Corporate
                             U.S.   SEEBOARD  Total  Items and
                           Electric  U.S.A.  Electric Other    Total
                           ---------------------------------------------

  Operating Revenues         65%      31%      96%     4%       100%
  Operating Income           76%      22%      98%     2%       100%
  Net Income for Common
     Stock                   91%      21%     112%    (12)%     100%

      U.S. Electric revenues increased $184 million, or 7%, in the first nine months of 1998 compared to the same period a year ago. The increase was due primarily to higher non-fuel related revenues of $137 million. Non-fuel revenues increased as a result of hotter weather and the absence in 1998 of the CPL 1997 Final Order and the $26 million provision for rate refund at PSO. Also contributing to the increase in U.S. Electric revenues were higher fuel-related revenues of $47 million due primarily to increased weather-related demand. The increases in fuel and non-fuel electric revenues were partially offset by rate reductions associated with the CPL 1997 Final Order and the PSO 1997 Rate Settlement Agreement.

CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY COMPANIES
RESULTS OF OPERATIONS

      Revenues from SEEBOARD U.S.A. decreased $36 million due to the loss of revenues associated with the sale of its retail stores in the second quarter of 1998. Other diversified revenues increased $95 million to $148 million during the comparison periods. A CSW Energy power plant project which began operations in February 1998 was responsible for $79 million of the increase. However, CSW Energy also experienced a significant increase in other operating expenses, as discussed below. Also contributing to the increase in other diversified revenues was increased business activity at C3 Communications, CSW Credit and EnerShop.

      U.S. Electric fuel expenses increased $47 million, or 5%, during the first nine months of 1998 compared to the same period last year due primarily to a $25 million increase in the recovery of deferred fuel costs at PSO and hotter weather. The increase in fuel expenses was offset in part by a decrease in the average unit fuel cost from $1.80 per MMbtu in the first nine months of 1997 to $1.71 per MMbtu in the first nine months of 1998 due to lower priced spot market natural gas and coal. Purchased power expenses increased $25 million, or 41%, during the comparison periods due primarily to increases in off-system energy purchases resulting from the effects of hotter weather. United Kingdom cost of sales decreased $48 million, or 5%, during the first nine months of 1998 compared to the same period last year due primarily to lower cost of sales associated with the sale of SEEBOARD's retail stores and a decrease in the cost of purchased power reflecting lower business volumes.

      Other operating expenses increased $47 million in the first nine months of 1998 compared to the same period a year ago. As previously discussed, a CSW Energy power plant went into service in February 1998 resulting in a $67 million increase in other operating expense in the first nine months of 1998 compared to the same period last year. Partially offsetting this increase were reductions in operating expenses at the U.S. Electric Operating Companies and SEEBOARD U.S.A.

      In the first quarter of 1997, CPL recorded a $41 million provision related to the CPL 1997 Final Order. In the second and third quarters of 1997, CPL reclassified $23 million of the provision to reflect the effects of the CPL 1997 Final Order in its specific accounts. Approximately $18 million remained as a Provision for the CPL 1997 Final Order at the end of the first nine months of 1997.

      Another item for which there is no corresponding amount in 1998 was the $35 million accrual for settlement of the El Paso merger litigation recorded in the first nine months of 1997.

      Depreciation and amortization expenses increased $15 million in the first nine months of 1998 compared to the same period last year due primarily to accelerated recovery of ECOM property recorded in 1998 related to the CPL 1997 Final Order, as well as increases in depreciable property. Partially offsetting this increase are reduced depreciation rates as a result of the CPL 1997 Final Order (on non-ECOM property) and the PSO 1997 Rate Settlement Agreement.

      Operating income taxes increased $83 million in the first nine months of 1998 compared to the same period last year due primarily to increased taxable income, which was partially offset by the recognition of foreign tax benefits at SEEBOARD U.S.A.

CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY COMPANIES
RESULTS OF OPERATIONS

      Other income and deductions increased $8 million to $35 million in the first nine months of 1998 compared to the same period in 1997. In 1998, SEEBOARD U.S.A. recorded a $4 million gain from the sale of its retail stores and $4 million of increased earnings from its Medway power plant. Also, in the first nine months of 1998, C3 Communications recorded a $5 million dollar after-tax gain on the sale of a telecommunications investment. These increases were partially offset by the absence in 1998 of a litigation settlement that CSW Energy recorded in 1997 in the amount of $3 million.

      Interest and other charges increased $36 million in the first nine months of 1998 compared to the same period last year due primarily to a $33 million increase in interest on short-term debt due to higher levels of borrowings. Also contributing to the increase was an additional $9 million in distributions on Trust Preferred Securities at CPL, PSO and SWEPCO as a result of the securities being outstanding for a full nine months in 1998 compared to only five months in 1997. Also contributing to the increase in 1998 was the absence of a $10 million gain on reacquired preferred stock which lowered the interest and other charges in 1997. Interest on long-term debt decreased $13 million due to the repayment of a $60 million variable rate bank loan due December 1, 2001 and the maturity of $228 million of FMBs at CPL. Short-term debt was used to repay the variable rate bank loan in two $30 million installments on January 28, 1998 and April 27, 1998.

CPL

                         CENTRAL POWER AND LIGHT COMPANY




                         PART I. FINANCIAL INFORMATION.

                          ITEM 1. FINANCIAL STATEMENTS.

                                        CENTRAL POWER AND LIGHT COMPANY

                                       CONSOLIDATED STATEMENTS OF INCOME
                                                 (unaudited)


                                                         Three Months Ended                   Nine Months Ended
                                                           September 30,                        September 30,
                                                   -------------------------------    -----------------------------------
                                                       1998              1997              1998                1997
                                                   -------------     -------------    ---------------     ---------------
                                                            (thousands)                          (thousands)


Electric Operating Revenues                           $ 454,403         $ 444,964        $ 1,092,506         $ 1,060,746

Operating Expenses and Taxes
    Fuel                                                121,129           129,296            302,406             291,492
    Purchased power                                      12,198            11,705             28,733              39,856
    Other operating                                      55,276            66,489            178,030             212,413
    Provision for CPL 1997 Final Order                       --             3,122                 --              18,160
    Maintenance                                          15,361            16,985             42,886              46,418
    Depreciation and amortization                        42,903            39,349            126,892             117,256
    Taxes, other than income                             14,664            20,455             55,719              61,383
    Income taxes                                         64,369            45,753            104,541              66,524
                                                   -------------     -------------    ---------------     ---------------
                                                        325,900           333,154            839,207             853,502
                                                   -------------     -------------    ---------------     ---------------

Operating Income                                        128,503           111,810            253,299             207,244
                                                   -------------     -------------    ---------------     ---------------

Other Income and Deductions
    Allowance for equity funds used
        during construction                                  59               849                 51               1,622
    Other                                                (3,141)            2,360               (592)              1,269
    Non-operating income taxes                            1,964               195              3,055               2,788
                                                   -------------     -------------    ---------------     ---------------
                                                         (1,118)            3,404              2,514               5,679
                                                   -------------     -------------    ---------------     ---------------

Income Before Interest Charges                          127,385           115,214            255,813             212,923
                                                   -------------     -------------    ---------------     ---------------

Interest Charges
    Interest on long-term debt                           23,331            26,864             70,397              80,982
    Distributions on Trust Preferred Securities           3,000             2,985              9,000               4,533
    Interest on short-term debt and other                 1,200             3,783             16,025              11,994
    Allowance for borrowed funds used
        during construction                                (607)             (644)            (1,948)             (1,770)
                                                   -------------     -------------    ---------------     ---------------
                                                         26,924            32,988             93,474              95,739
                                                   -------------     -------------    ---------------     ---------------


Net Income                                              100,461            82,226            162,339             117,184
    Less:  preferred stock dividends                      1,320             2,039              4,929               7,649
    Gain/(loss) on reacquired preferred stock                --              (284)                --               2,422
                                                   =============     =============    ===============     ===============
Net Income for Common Stock                            $ 99,141          $ 79,903          $ 157,410           $ 111,957
                                                   =============     =============    ===============     ===============




  The accompanying notes to consolidated financial statements as they relate to
                 CPL are an integral part of these statements.

                                    CENTRAL POWER AND LIGHT COMPANY

                                      CONSOLIDATED BALANCE SHEETS


                                                                              September 30,      December 31,
                                                                                  1998               1997
                                                                               (unaudited)         (audited)
                                                                             ----------------   ----------------
                                                                                         (thousands)

ASSETS
Electric Utility Plant
    Production                                                                   $ 3,116,812        $ 3,106,576
    Transmission                                                                     525,866            517,903
    Distribution                                                                   1,078,421          1,021,759
    General                                                                          302,596            295,974
    Construction work in progress                                                     76,598             77,390
    Nuclear fuel                                                                     202,639            196,147
                                                                             ----------------   ----------------
                                                                                   5,302,932          5,215,749
  Less - Accumulated depreciation                                                  2,026,835          1,891,406
                                                                             ----------------   ----------------
                                                                                   3,276,097          3,324,343
                                                                             ----------------   ----------------
Current Assets
    Cash                                                                                  --                 --
    Accounts receivable                                                              102,155             61,311
    Materials and supplies, at average cost                                           58,468             65,290
    Fuel inventory                                                                    19,095             14,816
    Under-recovered fuel costs                                                            --             43,229
    Prepayments                                                                          490              2,595
                                                                             ----------------   ----------------
                                                                                     180,208            187,241
                                                                             ----------------   ----------------
Deferred Charges and Other Assets
    Deferred STP costs                                                               482,984            484,277
    Mirror CWIP asset                                                                275,229            285,431
    Income tax related regulatory assets, net                                        376,703            390,149
    Nuclear decommissioning trust                                                     56,272             45,676
    Other                                                                             94,859             96,193
                                                                             ----------------   ----------------
                                                                                   1,286,047          1,301,726
                                                                             ----------------   ----------------
                                                                                 $ 4,742,352        $ 4,813,310
                                                                             ================   ================



             The accompanying notes to consolidated financial statements as they relate to CPL are an integral part of these statements.

                                     CENTRAL POWER AND LIGHT COMPANY

                                       CONSOLIDATED BALANCE SHEETS


                                                                         September 30,             December 31,
                                                                             1998                      1997
                                                                          (unaudited)                (audited)
                                                                     -----------------------   ----------------------
                                                                                       (thousands)

CAPITALIZATION AND LIABILITIES
Capitalization
    Common stock:  $25 par value
        Authorized shares:  12,000,000
        Issued and outstanding shares:  6,755,535                         $ 168,888                $ 168,888
    Paid-in capital                                                         405,000                  405,000
    Retained earnings                                                       818,692                  833,282
                                                                     ---------------           --------------
       Total Common Stock Equity                                          1,392,580     48%        1,407,170     47%
                                                                     --------------- -------   -------------- -------

    Preferred stock                                                         163,204      6%          163,204      5%
    CPL-obligated, mandatorily redeemable preferred securities of subsidiary trust holding solely Junior Subordinated
        Debentures of CPL                                                   150,000      5%          150,000      5%
    Long-term debt                                                        1,170,325     41%        1,302,266     43%
                                                                     --------------- -------   -------------- -------

       Total Capitalization                                               2,876,109    100%        3,022,640    100%
                                                                     --------------- -------   -------------- -------


Current Liabilities
    Long-term debt due within twelve months                                 100,000                   28,000
    Advances from affiliates                                                127,781                  142,781
    Accounts payable                                                         85,108                   84,160
    Accrued taxes                                                            98,626                   13,558
    Accumulated deferred income taxes                                         4,686                   21,382
    Accrued interest                                                         27,340                   28,379
    Refund due customers                                                         --                   63,713
    Over-recovered fuel                                                       6,184                       --
    Other                                                                    20,035                   14,551
                                                                     ---------------           --------------
                                                                            469,760                  396,524
                                                                     ---------------           --------------
Deferred Credits
    Accumulated deferred income taxes                                     1,239,306                1,237,386
    Investment tax credits                                                  139,815                  142,371
    Other                                                                    17,362                   14,389
                                                                     ---------------           --------------
                                                                          1,396,483                1,394,146
                                                                     ---------------           --------------
                                                                        $ 4,742,352              $ 4,813,310
                                                                     ===============           ==============



      The accompanying notes to consolidated financial statements as they relate to CPL are an integral part of these statements.

                             CENTRAL POWER AND LIGHT COMPANY

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (unaudited)

                                                                     Nine Months Ended
                                                                       September 30,
                                                                   1998              1997
                                                               -------------     -------------
                                                                         (thousands)

OPERATING ACTIVITIES
    Net Income                                                    $ 162,339         $ 117,184
    Non-cash Items Included in Net Income
        Depreciation and amortization                               181,237           133,610
        Deferred income taxes and investment tax credits             (3,886)          (11,230)
        Provision for CPL 1997 Final Order                               --            18,160
        Refund due customers                                        (63,713)           62,865
    Changes in Assets and Liabilities
        Accounts receivable                                         (40,844)          (12,490)
        Material and supplies                                         6,822             5,051
        Fuel inventory                                               (4,279)            1,713
        Fuel recovery                                                49,413           (27,877)
        Accounts payable                                                 10            15,535
        Accrued interest                                              1,039             3,373
        Accrued taxes                                                85,068            14,711
        Other                                                       (30,774)           13,134
                                                               -------------     -------------
                                                                    342,432           333,739
                                                               -------------     -------------

INVESTING ACTIVITIES
    Construction expenditures                                       (84,348)         (101,164)
    Other                                                            (6,400)            6,870
                                                               -------------     -------------
                                                                    (90,748)          (94,294)
                                                               -------------     -------------

FINANCING ACTIVITIES
    Retirement of long-term debt                                    (28,000)               --
    Reacquisition of preferred stock                                (36,000)          (84,725)
    Trust Preferred Securities                                           --           144,706
    Change in advances from affiliates                              (15,000)          (52,525)
    Payment of dividends                                           (172,684)         (119,577)
    Other                                                                --               (41)
                                                               -------------     -------------
                                                                   (251,684)         (112,162)
                                                               -------------     -------------

Net Change in Cash and Cash Equivalents                                  --           127,283
Cash and Cash Equivalents at Beginning of Period                         --             3,299
                                                               =============     =============
Cash and Cash Equivalents at End of Period                             $ --         $ 130,582
                                                               =============     =============

SUPPLEMENTARY INFORMATION
    Interest paid less amounts capitalized (includes
      distributions on Trust Preferred Securities)                 $ 88,021          $ 82,716
                                                               =============     =============
    Income taxes paid                                              $ 19,364          $ 61,510
                                                               =============     =============



      The accompanying notes to consolidated financial statements as they relate to CPL are an integral part of these statements.

CENTRAL POWER AND LIGHT COMPANY
RESULTS OF OPERATIONS

COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 1998 and 1997

      Net income for common stock increased $19.2 million to $99.1 million during the third quarter of 1998 from $79.9 million in the third quarter of 1997. This increase was due primarily to higher non-fuel related revenues as well as the absence of the impact of the provision for the CPL 1997 Final Order. The increase in net income for common stock was partially offset by a reduction in base rates associated with the CPL 1997 Final Order. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS and MD&A, RATES AND REGULATORY MATTERS for more information related to the CPL 1997 Final Order.

      Electric operating revenues increased $9.4 million, or 2%, to $454.4 million during the third quarter of 1998 from $445.0 million during the third quarter of 1997. The increase was due primarily to higher non-fuel revenues of $25.4 million as a result of a 9% increase in retail MWH sales relating to weather-related demand, as well as the absence in 1998 of the provision for the CPL 1997 Final Rate Order. In addition, electric operating revenues were affected by a transmission service agreement adjustment related to the final order in Texas Commission Docket No. 17285. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - CPL and WTU Complaint versus Texas Utilities Electric Company (Docket No. 17285). These increases were partially offset by lower base rates as a result of the CPL 1997 Final Rate Order and decreased fuel recovery of $16.0 million.

      Fuel expenses decreased $8.2 million, or 6%, due primarily to a decrease in average unit fuel costs from $1.90 per MMbtu in 1997 to $1.60 per MMbtu in 1998, which was the result of lower priced spot market natural gas and coal during the quarter.

      Other operating expenses were $55.3 million during the third quarter of 1998, a decrease of $11.2 million from the same period of 1997. The decrease was due primarily to a reduction in transmission expenses and a reduction in general and administrative expenses. The decrease in transmission expenses resulted primarily from a transmission service agreement adjustment related to the final order in Texas Commission Docket No. 17285. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - CPL and WTU Complaint versus Texas Utilities Electric Company (Docket No. 17285). Depreciation and amortization expenses increased
$3.6 million for the third quarter of 1998 due primarily to the accelerated recovery of ECOM property recorded in 1998 related to the CPL 1997 Final Order as well as increases in depreciable and amortizable plant. Partially offsetting the increase in depreciation and amortization expenses was reduced depreciation rates on non-ECOM property related to the CPL 1997 Final Order.

      Taxes other than income decreased $5.8 million in the third quarter of 1998 due to a decrease in Texas ad valorem taxes. Operating income taxes increased $18.6 million in the third quarter of 1998 as compared to the third quarter of 1997 as a result of an increase in taxable income.

      Other income and deductions decreased due primarily to net losses from equity investments in the nuclear decommissioning trust. The net earnings of the nuclear decommissioning trust are offset by a like amount of interest expense shown as interest charges in short-term debt and other. See NOTE 1. PRINCIPLES OF PREPARATION - CPL Nuclear Decommissioning of STP.

CENTRAL POWER AND LIGHT COMPANY
RESULTS OF OPERATIONS

       Interest charges decreased $6.1 million in the third quarter of 1998 compared to the same period last year due primarily to the maturity of CPL's $200 million Series BB, 6% First Mortgage Bonds in October 1997 and $28 million Series J, 6-5/8% First Mortgage Bonds that matured January 1, 1998.


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

      Net income for common stock increased $45.5 million to $157.4 million during the first nine months of 1998 from $112.0 million in the first nine months of 1997. This increase was due primarily to increased non-fuel revenues and the absence in 1998 of the 1997 provision for the CPL 1997 Final Order. The increase in net income for common stock was partially offset by a reduction in base rates associated with the CPL 1997 Final Order. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS and MD&A, RATES AND REGULATORY MATTERS for more information related to the CPL 1997 Final Order.

      Electric operating revenues increased $31.8 million, or 3%, to $1,092.5 million during the first nine months of 1998 from $1,060.7 million during the first nine months of 1997. This increase was due primarily to increased non-fuel revenue of $46.3 million as a result of increased weather-related demand and the absence in 1998 of the provision for rate refund in 1997. In addition, electric operating revenues were affected by a transmission service agreement adjustment related to the final order in Texas Commission Docket No. 17285. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - CPL and WTU Complaint versus Texas Utilities Electric Company (Docket No. 17285). The increase was partially offset by decreased fuel revenues of $14.5 million and by lower base rates resulting from the CPL 1997 Final Order.

      Fuel and purchased power expenses decreased approximately $0.2 million in the first nine months of 1998 compared to the first nine months of 1997. Fuel expenses increased $10.9 million as a result of an 11% increase in generation, which was offset in part by a reduction in the average unit cost of fuel. The average unit cost of fuel declined from $1.76 per MMbtu in the first nine months of 1997 to $1.61 per MMbtu in the first nine months of 1998 due to lower spot market natural gas prices. Purchased power expenses decreased approximately 28% from $39.9 million in the first nine months of 1997 to $28.7 million in the first nine months of 1998 due primarily to decreases in economy energy purchases.

     Other operating expenses were $178.0 million during the first nine months of 1998, a decrease of $34.4 million compared to the same period in 1997. The decrease was due to a reduction in transmission expenses and a reduction in general and administrative expenses. The decrease in transmission expenses resulted primarily from a transmission service agreement adjustment related to the final order in Texas Commission Docket No. 17285. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - CPL and WTU Complaint versus Texas Utilities Electric Company (Docket No. 17285). Maintenance expenses decreased $3.5 million due to the scheduled refueling of STP Unit 2 during the first half of 1997. Depreciation and amortization expenses increased $9.6 million, or 8%, for the first nine months of 1998 compared to the same period last year due primarily to the accelerated recovery of ECOM property recorded in 1998 related to the CPL 1997 Final Order as well as increases in depreciable and amortizable plant. Partially offsetting the increase in depreciation and amortization expenses was lower depreciation rates on non-ECOM property related to the CPL 1997 Final Order.

CENTRAL POWER AND LIGHT COMPANY
RESULTS OF OPERATIONS


      Taxes, other than income decreased $5.7 million for the first nine months of 1998 due to a decrease in Texas ad valorem taxes. Operating income taxes increased $38.0 million in the first nine months of 1998 compared to the first nine months of 1997 resulting primarily from an increase in taxable income.

      Other income and deductions decreased approximately $3.2 million due primarily to net losses from equity investments in the nuclear decommissioning trust. The net earnings of the nuclear decommissioning trust are offset by a like amount of interest expense shown as interest charges in short-term debt and other. See NOTE 1. PRINCIPLES OF PREPARATION - CPL Nuclear Decommissioning of STP.

      Interest charges decreased $2.3 million during the first nine months of 1998 when compared to the same period of 1997 primarily as a result of the maturity of CPL's $200 million Series BB, 6% First Mortgage Bonds in October 1997 and $28 million Series J, 6-5/8%, First Mortgage Bonds that matured January 1, 1998. The decrease was offset in part by increased levels of short-term borrowing and distributions on Trust Preferred Securities.

PSO


                       PUBLIC SERVICE COMPANY OF OKLAHOMA




                         PART I. FINANCIAL INFORMATION.

                          ITEM 1. FINANCIAL STATEMENTS.

                                     PUBLIC SERVICE COMPANY OF OKLAHOMA

                                      CONSOLIDATED STATEMENTS OF INCOME
                                                 (unaudited)


                                                                 Three Months Ended              Nine Months Ended
                                                                    September 30,                   September 30,
                                                          ------------------------------   ------------------------------
                                                              1998             1997            1998            1997
                                                          --------------   -------------   -------------   --------------
                                                                    (thousands)                     (thousands)


Electric Operating Revenues                                   $ 279,833        $ 222,235       $ 623,110       $ 544,092

Operating Expenses and Taxes
  Fuel                                                          104,704          89,577         242,891          211,385
  Purchased power                                                17,594           9,979          44,891           34,419
  Other operating                                                20,102          28,707          75,478           86,782
  Maintenance                                                     8,014           7,732          23,899           23,088
  Depreciation and amortization                                  18,202          20,412          54,358           60,229
  Taxes, other than income                                        7,363           6,953          22,583           21,357
  Income taxes                                                   40,282          18,738          52,564           28,406
                                                          --------------   -------------   -------------   --------------
                                                                216,261         182,098         516,664          465,666
                                                          --------------   -------------   -------------   --------------

Operating Income                                                 63,572          40,137         106,446           78,426
                                                          --------------   -------------   -------------   --------------

Other Income and Deductions
  Allowance for equity funds used during construction               293             395             519              652
  Other                                                             242            (253)             24             (128)
  Non-operating income taxes                                         56             560             430            1,045
                                                          --------------   -------------   -------------   --------------
                                                                    591             702             973            1,569
                                                          --------------   -------------   -------------   --------------

Income Before Interest Charges                                   64,163          40,839         107,419           79,995
                                                          --------------   -------------   -------------   --------------

Interest Charges
  Interest on long-term debt                                      7,287           7,618          22,524           22,855
  Interest on short-term debt and other                             736             683           3,200            3,349
  Distributions on Trust Preferred Securities                     1,500           1,499           4,500            2,467
  Allowance for borrowed funds used
     during construction                                           (281)           (221)           (943)          (1,141)
                                                          --------------   -------------   -------------   --------------
                                                                  9,242           9,579          29,281           27,530
                                                          --------------   -------------   -------------   --------------


Net Income                                                       54,921          31,260          78,138           52,465
  Less: preferred stock dividends                                    54              53             160              310
  Gain/(loss) on reacquired preferred stock                          --            (217)             --            4,227
                                                          --------------   -------------   -------------   --------------
Net Income for Common Stock                                    $ 54,867        $ 30,990        $ 77,978         $ 56,382
                                                          ==============   =============   =============   ==============



      The accompanying notes to consolidated financial statements as they relate to PSO are an integral part of these statements.

                            PUBLIC SERVICE COMPANY OF OKLAHOMA

                                CONSOLIDATED BALANCE SHEETS



                                                             September 30,      December 31,
                                                                 1998               1997
                                                              (unaudited)         (audited)
                                                             --------------     --------------
ASSETS                                                                  (thousands)

 Electric Utility Plant
     Production                                                  $ 916,581          $ 907,735
     Transmission                                                  378,495            375,111
     Distribution                                                  852,010            818,806
     General                                                       207,885            197,264
     Construction work in progress                                  31,889             40,992
                                                             --------------     --------------
                                                                 2,386,860          2,339,908

  Less - Accumulated depreciation and amortization               1,083,543          1,031,322
                                                             --------------     --------------
                                                                 1,303,317          1,308,586
                                                             --------------     --------------

Current Assets
     Cash                                                            7,524              2,171
     Advances to affiliates                                          8,366                 --
     Accounts receivable                                            34,349             34,974
     Materials and supplies, at average cost                        33,781             32,211
     Fuel inventory                                                 13,477             11,427
     Accumulated deferred income taxes                               6,297                 --
     Prepayments and other                                           1,027              3,366
                                                             --------------     --------------
                                                                   104,821             84,149
                                                             --------------     --------------

Deferred Charges and Other Assets                                   57,555             54,946
                                                             --------------     --------------

                                                               $ 1,465,693        $ 1,447,681
                                                             ==============     ==============


   The accompanying notes to consolidated financial statements as they relate to
                   PSO are an integral part of these statements.

                                    PUBLIC SERVICE COMPANY OF OKLAHOMA

                                       CONSOLIDATED BALANCE SHEETS


                                                                     September 30,                 December 31,
                                                                          1998                        1997
                                                                      (unaudited)                   (audited)
                                                                     ---------------             ----------------
CAPITALIZATION AND LIABILITIES                                                       (thousands)


Capitalization
     Common stock:  $15 par value
        Authorized shares: 11,000,000
        Issued shares: 10,482,000
        Outstanding shares: 9,013,000                                     $ 157,230                    $ 157,230
     Paid-in capital                                                        180,000                      180,000
     Retained earnings                                                      172,974                      136,996
                                                                     ---------------             ----------------
        Total Common Stock Equity                                           510,204       53%            474,226       49%
                                                                     --------------- ---------   ---------------- ---------

     Preferred stock                                                          5,287        1%              5,287       --%
     PSO-obligated, mandatorily redeemable preferred securities of subsidiary trust holding solely Junior Subordinated
        Debentures of PSO                                                    75,000        8%             75,000        8%
     Long-term debt                                                         367,724       38%            421,821       43%
                                                                     --------------- ---------   ---------------- ---------
       Total Capitalization                                                 958,215      100%            976,334      100%
                                                                     --------------- ---------   ---------------- ---------

Current Liabilities
     Advances from affiliates                                                    --                        4,874
     Payables to affiliates                                                   5,378                       29,011
     Accounts payable                                                        45,268                       55,179
     Payables to customers                                                   17,939                       18,837
     Accrued taxes                                                           49,009                           --
     Accumulated deferred income taxes                                           --                        2,262
     Accrued interest                                                        10,396                        9,090
     Other                                                                    9,170                        4,178
                                                                     ---------------             ----------------
                                                                            137,160                      123,431
                                                                     ---------------             ----------------


Deferred Credits
     Accumulated deferred income taxes                                      279,177                      258,848
     Investment tax credits                                                  39,812                       41,160
     Income tax related regulatory liabilities, net                          39,235                       41,793
     Other                                                                   12,094                        6,115
                                                                     ---------------             ----------------
                                                                            370,318                      347,916
                                                                     ---------------             ----------------

                                                                         $1,465,693                   $1,447,681
                                                                     ===============             ================




      The accompanying notes to consolidated financial statements as they relate to PSO are an integral part of these statements.

                                 PUBLIC SERVICE COMPANY OF OKLAHOMA

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (unaudited)

                                                                     Nine Months Ended
                                                                        September 30,
                                                                 ---------------------------
                                                                    1998            1997
                                                                 ------------    -----------
OPERATING ACTIVITIES                                                    (thousands)
     Net Income                                                     $78,138         $52,465
     Non-cash Items Included in Net Income
         Depreciation and amortization                               56,616          64,417
         Deferred income taxes and investment tax credits             7,864          (9,814)
         Refund due customers                                            --          29,000
     Changes in Assets and Liabilities
         Accounts receivable                                            625         (16,050)
         Prepayments and other                                        2,339           2,562
         Accounts payable                                           (34,929)        (17,439)
         Accrued taxes                                               49,696          26,641
         Other                                                        5,604          (2,960)
                                                                 ------------    -----------
                                                                    165,953         128,822
                                                                 ------------    -----------

INVESTING ACTIVITIES
     Construction expenditures                                      (45,004)        (55,851)
     Other                                                           (4,966)         (4,734)
                                                                 ------------    -----------
                                                                    (49,970)        (60,585)
                                                                 ------------    -----------

FINANCING ACTIVITIES
     Change in advances from affiliates                              (4,874)        (42,867)
     Proceeds from the issuance of Trust Preferred Securities            --          72,506
     Reacquisition of long-term debt                                (55,231)             --
     Reacquisition of preferred stock                                    --         (10,312)
     Payment of dividends                                           (42,159)        (40,461)
                                                                 ------------    -----------
                                                                   (102,264)        (21,134)
                                                                 ------------    -----------

Net Change in Cash and Cash Equivalents                               13,719          47,103
Cash and Cash Equivalents at Beginning of Period                       2,171           1,479
                                                                 ============    ===========
Cash and Cash Equivalents at End of Period                           $15,890         $48,582
                                                                 ============    ===========

SUPPLEMENTARY INFORMATION
     Interest paid less amounts capitalized (includes
         distributions on Trust Preferred Securities)                $26,713         $24,501
                                                                 ============    ===========
     Income taxes paid                                               $ 6,606         $22,095
                                                                 ============    ===========




             The accompanying notes to consolidated financial statements as they relate to PSO are an integral part of these statements.

PUBLIC SERVICE COMPANY OF OKLAHOMA
RESULTS OF OPERATIONS


COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 1998 AND 1997

      Net income for common stock was $54.9 million for the third quarter of 1998, a 77% increase, or $23.9 million above the equivalent period of 1997. The increase resulted primarily from higher non-fuel revenues, the absence in 1998 of a provision for rate refund and decreased depreciation expenses. The increase in net income was offset in part by lower base rates in 1998 as a result of the PSO 1997 Rate Settlement Agreement.

      Electric operating revenues were $279.8 million during the third quarter of 1998, a 26% increase from $222.2 million in the third quarter of 1997. This increase was due primarily to increases in non-fuel and fuel-related revenues of $26.4 million and $19.4 million, respectively. The increase in non-fuel revenues was due primarily to a 15% increase in retail MWH sales resulting from warmer weather as well as the absence in 1998 of a $25.9 million provision for rate refund. Additionally, this increase was partially offset by lower base rates resulting from the PSO 1997 Rate Settlement Agreement in the amount of $14.1 million and a decrease in transmission related revenues resulting from changes to CSW's Transmission Coordination Agreement pending before the FERC. See NOTE
2. LITIGATION AND REGULATORY PROCEEDINGS - Transmission Coordination Agreement. The increase in fuel revenues was due primarily to higher fuel expenses, as discussed below.

      Fuel expenses increased $15.1 million, or 17%, during the third quarter of 1998 compared to the third quarter of 1997 due primarily to a $15.5 million increase in the recovery of deferred fuel costs and a 10% increase in generation due primarily to higher weather-related demand. The increase in fuel expenses was offset in part by lower average unit fuel costs. The average unit costs of fuel for the quarter declined from $2.02 per MMbtu in 1997 to $1.82 per MMbtu in 1998 due primarily to lower spot market natural gas and coal prices. Purchased power expenses increased to $17.6 million in the third quarter of 1998 from $10.0 million for the same period in 1997. This increase was due primarily to more off-system and emergency pool energy purchases as well as increased capacity commitments due primarily to higher weather-related demand.

      Other operating expenses were $20.1 million during the third quarter of 1998, a decrease of $8.6 million from the comparable period of 1997. The decrease in other operating expenses was due primarily to lower transmission expenses resulting primarily from a transmission service agreement adjustment related to the final order in Texas Commission Docket 17285. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - CPL and WTU Complaint versus Texas Utilities Electric Company (Docket No. 17285). Depreciation and amortization expenses decreased 11% to $18.2 million in the third quarter of 1998 from $20.4 million in the third quarter of 1997. This decrease was due primarily to lower depreciation rates as a result of the PSO 1997 Rate Settlement Agreement, offset in part by an increase in depreciable property. Operating income taxes increased to $40.3 million in the third quarter 1998 compared to $18.7 million in the third quarter of 1997 due primarily to higher taxable income in 1998.

PUBLIC SERVICE COMPANY OF OKLAHOMA
RESULTS OF OPERATIONS

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

      Net income for common stock was $78.0 million for the first nine months of 1998, a 38% increase when compared to $56.4 million for the equivalent period of 1997. The increase resulted from higher non-fuel revenues, the absence in 1998 of a provision for rate refund and decreased depreciation expenses. The increase in net income was offset in part by lower base rates in 1998 as a result of the PSO 1997 Rate Settlement Agreement and the absence in 1998 of a $4.2 million gain on the reacquisition of preferred stock.

      Electric operating revenues were $623.1 million during the first nine months of 1998, a 15% increase from $544.1 million during the same period of 1997. This increase was due primarily to higher non-fuel revenues of $40.4 million and fuel-related revenues of $39.3 million. The increase in non-fuel revenues was due primarily to an 11% increase in retail MWH sales resulting from warmer weather as well as the absence in 1998 of a $29.0 million provision for rate refund. Additionally, this increase was partially offset by lower base rates resulting from the PSO 1997 Rate Settlement Agreement in the amount of $29.8 million and a decrease in transmission related revenues resulting from changes to CSW's Transmission Coordination Agreement pending before the FERC. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - Transmission Coordination Agreement. The increase in fuel revenues was due primarily to higher fuel expenses, as discussed below.

      Fuel expenses increased $31.5 million, or 15%, during the first nine months of 1998 when compared to the same period of 1997 due primarily to a $25.2 million increase in the recovery of deferred fuel costs and a 10% increase in generation due primarily to higher weather-related demand. The increase in fuel expenses was offset in part by lower average unit fuel costs. The average unit cost of fuel declined from $1.95 per MMbtu in the first nine months of 1997 to $1.80 per MMbtu in the first nine months of 1998 due primarily to lower spot market natural gas and coal prices. Purchased power expenses increased 30% to $44.9 million for the first nine months of 1998 from $34.4 million in the same period of 1997. This increase was due primarily to higher off-system and emergency pool energy purchases associated with higher weather-related demand in the first nine months of 1998 and a plant outage in the first quarter of 1998, partially offset by lower cogeneration purchases.

      Other operating expenses were $75.5 million for the first nine months of 1998, a decrease of $11.3 million from the $86.8 million for the same period in 1997. The decrease in other operating expenses was due primarily to lower transmission expenses resulting primarily from a transmission service agreement adjustment related to the final order in Texas Commission Docket 17285. See NOTE
2. LITIGATION AND REGULATORY PROCEEDINGS - CPL and WTU Complaint versus Texas Utilities Electric Company (Docket No. 17285). Additionally, lower employee benefit expenses offset in part by higher meter and overhead line expenses contributed to the decline in other operating expenses. Depreciation and amortization expenses decreased 10% to $54.4 million in 1998 from $60.2 million in 1997. This decrease was due primarily to lower depreciation rates as a result of the PSO 1997 Rate Settlement Agreement offset in part by an increase in depreciable property.

     Taxes other than income were $1.2 million higher in the first nine months of 1998 when compared to the same period in 1997 as a result of higher ad valorem tax expenses. Operating income taxes were $52.6 million in the first nine months of 1998 compared to $28.4 million in the same period in 1997 due

PUBLIC SERVICE COMPANY OF OKLAHOMA
RESULTS OF OPERATIONS

primarily to higher taxable income in 1998. Interest charges increased $1.8 million, or 6%, during the first nine months of 1998 when compared to the same period of 1997 as a result of higher distributions on Trust Preferred Securities.

SWEPCO


                       SOUTHWESTERN ELECTRIC POWER COMPANY




                         PART I. FINANCIAL INFORMATION.

                          ITEM 1. FINANCIAL STATEMENTS.

                                    SOUTHWESTERN ELECTRIC POWER COMPANY

                                     CONSOLIDATED STATEMENTS OF INCOME
                                               (unaudited)

                                                                Three Months Ended              Nine Months Ended
                                                                  September 30,                   September 30,
                                                           ----------------------------   -----------------------------
                                                               1998            1997            1998            1997
                                                           ------------   -------------   -------------   -------------
                                                                  (thousands)                     (thousands)


Electric Operating Revenues                                   $311,549        $291,539        $756,044        $722,146
                                                           ------------   -------------   -------------   -------------

Operating Expenses and Taxes
    Fuel                                                       124,210         116,294         298,530         294,876
    Purchased power                                             12,230           7,456          30,234          17,895
    Other operating                                             36,168          35,318         100,490         101,074
    Maintenance                                                 12,341           9,984          35,770          31,424
    Depreciation and amortization                               24,675          24,138          74,303          71,166
    Taxes, other than income                                    14,239          14,339          43,320          40,432
    Income taxes                                                28,164          22,561          45,416          39,399
                                                           ------------   -------------   -------------   -------------
                                                               252,027         230,090         628,063         596,266
                                                           ------------   -------------   -------------   -------------

Operating Income                                                59,522          61,449         127,981         125,880
                                                          -------------   -------------   -------------   -------------

Other Income and Deductions
    Allowance for equity funds used during construction            219             413             925             589
    Other                                                         (462)          1,902            (564)          1,109
    Non-operating income taxes                                     522             (12)          1,734           1,162
                                                          -------------   -------------   -------------   -------------
                                                                   279           2,303           2,095           2,860
                                                          -------------   -------------   -------------   -------------

Income Before Interest Charges                                  59,801          63,752         130,076         128,740
                                                          -------------   -------------   -------------   -------------

Interest Charges
    Interest on long-term debt                                   9,808           9,811          29,426          30,631
    Distributions on Trust Preferred Securities                  2,166           2,167           6,497           3,565
    Interest on short-term debt and other                        1,566           1,028           5,763           4,619
    Allowance for borrowed funds used during construction         (369)           (202)         (1,066)           (944)
                                                          -------------   -------------   -------------   -------------
                                                                13,171          12,804          40,620          37,871
                                                          -------------   -------------   -------------   -------------


Net Income                                                      46,630          50,948          89,456          90,869
    Less: preferred stock dividends                                 57             589             648           1,922
    Gain/(loss) on reacquired preferred stock                       --            (528)           (855)          1,652
                                                          =============   =============   =============   =============
Net Income for Common Stock                                   $ 46,573        $ 49,831        $ 87,953        $ 90,599
                                                          =============   =============   =============   =============





   The accompanying notes to consolidated financial statements as they relate to
                 SWEPCO are an integral part of these statements.

                            SOUTHWESTERN ELECTRIC POWER COMPANY

                                CONSOLIDATED BALANCE SHEETS


                                                             September 30,        December 31,
                                                                 1998                 1997
                                                              (unaudited)          (audited)
                                                            ----------------    -----------------
                                                                         (thousands)

ASSETS

  Electric Utility Plant
    Production                                                  $ 1,399,156          $ 1,391,676
    Transmission                                                    471,442              456,401
    Distribution                                                    909,790              870,378
    General                                                         320,644              311,323
    Construction work in progress                                    37,016               51,665
                                                            ----------------    -----------------
                                                                  3,138,048            3,081,443
  Less - Accumulated depreciation                                 1,300,827            1,225,865
                                                            ----------------    -----------------
                                                                  1,837,221            1,855,578
                                                            ----------------    -----------------
Current Assets
    Cash                                                              5,077                2,298
    Accounts receivable                                              87,555               81,507
    Materials and supplies, at average cost                          24,261               24,523
    Fuel inventory                                                   37,916               26,415
    Under-recovered fuel cost                                         7,697               13,013
    Prepayments and other                                            18,385               13,678
                                                            ----------------    -----------------
                                                                    180,891              161,434
                                                            ----------------    -----------------

Deferred Charges and Other Assets                                    78,948               77,734
                                                            ----------------    -----------------
                                                                $ 2,097,060          $ 2,094,746
                                                            ================    =================



   The accompanying notes to consolidated financial statements as they relate to
                 SWEPCO are an integral part of these statements.

                                        SOUTHWESTERN ELECTRIC POWER COMPANY

                                            CONSOLIDATED BALANCE SHEETS

                                                                          September 30,              December 31,
                                                                              1998                       1997
                                                                           (unaudited)                 (audited)
                                                                         -----------------         -----------------
                                                                                        (thousands)

CAPITALIZATION AND LIABILITIES
Capitalization
    Common stock:   $18 par value
        Authorized shares:   7,600,000
        Issued and outstanding shares: 7,536,640                               $ 135,660                  $ 135,660
    Paid-in capital                                                              245,000                    245,000
    Retained earnings                                                            334,003                    324,050
                                                                         ----------------           ----------------
        Total Common Stock Equity                                                714,663       54%          704,710       51%
                                                                         ---------------- --------- ---------------- ---------
    Preferred stock
        Not subject to mandatory redemption                                        4,707                      4,709
        Subject to mandatory redemption                                               --                     25,930
                                                                         ----------------           ----------------
                                                                                   4,707       --%           30,639        2%
    SWEPCO-obligated, mandatorily redeemable preferred securities of subsidiary trust holding solely Junior Subordinated
         Debentures of SWEPCO                                                    110,000        8%          110,000        8%
    Long-term debt                                                               506,304       38%          547,751       39%
                                                                                          ---------                  ---------
                                                                         ----------------           ----------------
        Total Capitalization                                                   1,335,674      100%        1,393,100      100%
                                                                         ---------------- --------- ---------------- ---------

Current Liabilities
    Long-term debt and preferred stock due within twelve months                   43,932                      3,555
    Advances from affiliates                                                      11,917                     25,175
    Accounts payable                                                              70,104                     73,582
    Payables to affiliates                                                        53,705                     63,583
    Customer deposits                                                             14,400                     14,359
    Accrued taxes                                                                 57,093                     12,884
    Accumulated deferred income taxes                                              4,187                      4,594
    Accrued interest                                                              12,727                     13,425
    Other                                                                         14,017                      9,551
                                                                         ----------------           ----------------
                                                                                 282,082                    220,708
                                                                         ----------------           ----------------
Deferred Credits
    Accumulated deferred income taxes                                            395,695                    395,909
    Investment tax credits                                                        63,371                     66,845
    Income tax related regulatory liabilities, net                                 5,930                     10,072
    Other                                                                         14,308                      8,112
                                                                         ----------------           ----------------
                                                                                 479,304                    480,938
                                                                         ----------------           ----------------

                                                                             $ 2,097,060                $ 2,094,746
                                                                         ================           ================



      The accompanying notes to consolidated financial statements as they relate to SWEPCO are an integral part of these statements.

                            SOUTHWESTERN ELECTRIC POWER COMPANY

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (unaudited)

                                                                     Nine Months Ended
                                                                       September 30,
                                                                ----------------------------
                                                                   1998            1997
                                                                ------------   -------------
                                                                        (thousands)

OPERATING ACTIVITIES
    Net Income                                                     $ 89,456        $ 90,869
    Non-cash Items Included in Net Income
        Depreciation and amortization                                78,353          74,775
        Deferred income taxes and investment tax credits             (8,237)          1,956
    Changes in Assets and Liabilities
        Accounts receivable                                          (6,048)         17,146
        Fuel inventory                                              (11,501)         27,001
        Fuel recovery                                                 5,316          (9,862)
        Deferred charges and other assets                            (1,214)        (15,835)
        Accounts payable                                             (2,403)         10,126
        Payables to affiliates                                       (9,878)         (8,416)
        Accrued taxes                                                44,209          16,488
        Other current liabilities                                     4,466         (15,151)
        Other deferred credits                                        6,196          (1,206)
        Other                                                        (3,209)          2,975
                                                                ------------   -------------
                                                                    185,506         190,866
                                                                ------------   -------------
INVESTING ACTIVITIES
    Construction expenditures                                       (55,690)        (73,268)
    Other                                                            (4,456)         (2,990)
                                                                ------------   -------------
                                                                    (60,146)        (76,258)
                                                                ------------   -------------
FINANCING ACTIVITIES
    Redemption of preferred stock                                   (27,988)        (16,210)
    Retirement of long-term debt                                     (2,209)        (52,278)
    Change in advances from affiliates                              (13,258)        (57,495)
    Trust Preferred Securities                                           --         106,245
    Payment of dividends                                            (79,126)        (65,134)
                                                                ------------   -------------
                                                                   (122,581)        (84,872)
                                                                ------------   -------------

Net Change in Cash and Cash Equivalents                               2,779          29,736
Cash and Cash Equivalents at Beginning of Period                      2,298           1,879
                                                                ============   =============
Cash and Cash Equivalents at End of Period                          $ 5,077        $ 31,615
                                                                ============   =============

SUPPLEMENTARY INFORMATION
    Interest paid less amounts capitalized (includes
      distributions on Trust Preferred Securities)                 $ 39,257        $ 39,119
                                                                ============   =============
    Income taxes paid                                              $ 30,849        $ 33,507
                                                                ============   =============



  The accompanying notes to consolidated financial statements as they relate to
                SWEPCO are an integral part of these statements.

SOUTHWESTERN ELECTRIC POWER COMPANY
RESULTS OF OPERATIONS


COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 1998 AND 1997

      Net income for common stock for the third quarter of 1998 was $46.6 million, a decrease of $3.3 million, or 7%, from the same period of 1997. The decrease resulted primarily from increased operating expenses and taxes and the absence in 1998 of the gain on the sale of lignite properties recorded in the third quarter of 1997. The decrease was offset in part by increased non-fuel revenues.

      Electric operating revenues increased $20.0 million, or 7%, to $311.5 million during the third quarter of 1998 from $291.5 million during the third quarter of 1997. The increase was due primarily to a $17.0 million increase in non-fuel revenues as a result of an 8% increase in retail MWH sales attributable to warmer weather. Fuel revenues increased $6.7 million as discussed below. The increase in electric operating revenues was partially offset by a $3.7 million transmission service agreement adjustment related to the final order in Texas Commission Docket No. 17285. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - CPL and WTU Complaint versus Texas Utilities Electric Company (Docket No. 17285).

      Fuel expenses increased $7.9 million, or 7%, for the third quarter of 1998 compared to the third quarter of 1997 due primarily to increased natural gas generation associated with weather-related demand. The increase in fuel expenses was offset in part by a decrease in average unit fuel cost for natural gas from $2.45 per MMbtu in 1997 to $2.08 per MMbtu in 1998 as a result of lower priced spot-market natural gas. Fuel expenses also increased as a result of a transmission service agreement adjustment related to the final order in Texas Commission Docket No. 17285. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - CPL and WTU Complaint versus Texas Utilities Electric Company (Docket No. 17285). Purchased power expenses for the third quarter of 1998 increased $4.8 million compared to the same period of 1997 due primarily to an increase in economy energy purchases.

      Other operating and maintenance expenses increased approximately $1.0 million as a result of increased production steam generation expenses and higher administrative and general expenses, offset in part by decreased customer assistance expenses and lower transmission expenses. The decrease in transmission expenses resulted from a transmission service agreement adjustment related to the final order in Texas Commission Docket No. 17285. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - CPL and WTU Complaint versus Texas Utilities Electric Company (Docket No. 17285). The decrease in transmission expenses was offset in part by the accrual of expenses related to CSW's transmission coordination agreement currently pending before the FERC. See NOTE
2. LITIGATION AND REGULATORY PROCEEDINGS - Transmission Coordination Agreement. Maintenance expenses increased $2.4 million, or 24%, due primarily to increased power plant maintenance. Operating income taxes increased $5.6 million, or 25%, due primarily to increased taxable income.

      Other income and deductions decreased $2.0 million for the third quarter of 1998 compared to the same period of 1997 due primarily to the absence in 1998 of a gain on the sale of lignite properties recorded in the third quarter of 1997.

SOUTHWESTERN ELECTRIC POWER COMPANY
RESULTS OF OPERATIONS

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

      Net income for common stock for the nine months ended September 30, 1998 was $88.0 million, a decrease of $2.6 million, or 3%, from $90.6 million for the same period in 1997. The decrease in net income resulted primarily from an increase in operating and maintenance expenses, increased interest charges, a loss on reacquisition of preferred stock in 1998 and the absence in 1998 of the gain on reacquisition of preferred stock recorded in 1997. The decrease in net income was offset in part by increased non-fuel revenues.

      Electric operating revenues increased $33.9 million, or 5%, to $756.0 million for the nine months ended September 30, 1998 from $722.1 million during the same period in 1997. The increase was due primarily to higher non-fuel revenues of $33.2 million resulting from a 7% increase in weather-related retail MWH sales and increased fuel revenues of $11.2 million. The increase in electric operating revenues was offset in part by a transmission service agreement adjustment related to the final order in Texas Commission Docket No. 17285, a provision for rate refund of $3.6 million in connection with the annual determination of cost of service formula rates for SWEPCO's wholesale customers and a $3.2 million reduction in fuel revenues in accordance with a Texas
Commission order in SWEPCO's fuel reconciliation regarding transmission equalization expense recovery. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS
- CPL and WTU Complaint versus Texas Utilities Electric Company (Docket No. 17285).

      Fuel expenses increased $3.7 million for the nine months ended September 30, 1998 when compared to the same period in 1997 due primarily to an increase in weather-related natural gas generation. The increase in fuel expenses was offset in part by a decrease in the average unit fuel cost for natural gas from $2.49 per MMbtu in 1997 to $2.19 per MMbtu in 1998 which resulted from purchases of lower priced spot-market natural gas. Fuel expenses increased due in part to a transmission service agreement adjustment related to the final order in Texas Commission Docket No. 17285. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - CPL and WTU Complaint versus Texas Utilities Electric Company (Docket No. 17285). Purchased power expenses for the nine months ended September 30, 1998 increased $12.3 million when compared to the same period in 1997 due primarily to an increase in economy energy purchases.

      Other operating expenses decreased slightly during the first nine months of 1998 from the comparable period of 1997. The decrease was due primarily to decreased transmission expenses and decreased customer assistance expenses, offset in part by increased steam generation expenses. The decrease in transmission expenses resulted from a transmission service agreement adjustment related to the final order in Texas Commission Docket No. 17285. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - CPL and WTU Complaint versus Texas Utilities Electric Company (Docket No. 17285). The decrease in transmission expenses was offset in part by increased expenses related to CSW's transmission coordination agreement currently pending before the FERC. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - Transmission Coordination Agreement. Maintenance expenses increased $4.3 million, or 14%, as a result of increased overhead lines expenses from additional tree-trimming maintenance expenses, wind storm damage and increased power station maintenance expenses. Depreciation and amortization expenses increased $3.1 million, or 4%, for the first nine months of 1998 due primarily to increases in depreciable and amortizable plant.

SOUTHWESTERN ELECTRIC POWER COMPANY
RESULTS OF OPERATIONS

     Taxes, other than income increased $2.9 million, or 7%, as a result of increased ad valorem taxes due to higher assessed values. Operating income taxes increased $6.0 million, or 15%, due primarily to increased taxable income.

      Other income and deductions decreased in the first nine months of 1998 compared to the same period of 1997 due primarily to the absence in 1998 of a gain on the sale of lignite properties recorded in the third quarter of 1997, offset in part by charges associated with the write-off of certain plant development costs recorded in the first quarter of 1997.

     Interest charges increased $2.7 million due primarily to distributions on Trust Preferred Securities, which were outstanding for only five months in 1997.

WTU



                          WEST TEXAS UTILITIES COMPANY




                         PART I. FINANCIAL INFORMATION.

                          ITEM 1. FINANCIAL STATEMENTS.

                          WEST TEXAS UTILITIES COMPANY

                              STATEMENTS OF INCOME
                                   (unaudited)


                                                                    Three Months Ended               Nine Months Ended
                                                                      September 30,                     September 30,
                                                             -----------------------------    -----------------------------
                                                                1998             1997             1998            1997
                                                             ------------    -------------    -------------    ------------
                                                                      (thousands)                       (thousands)


Electric Operating Revenues                                    $ 147,343        $ 124,984        $ 335,644       $ 308,867

Operating Expenses and Taxes
  Fuel                                                            38,546           34,450           95,231          94,361
  Purchased power                                                 17,169           16,559           37,831          34,984
  Other operating                                                 19,637           20,920           62,496          64,038
  Maintenance                                                      4,911            3,239           11,816          10,393
  Depreciation and amortization                                   10,719           10,741           32,108          31,067
  Taxes, other than income                                         5,827            6,347           18,008          18,148
  Income taxes                                                    16,623            9,139           21,705          12,425
                                                             ------------    -------------    -------------    ------------
                                                                 113,432          101,395          279,195         265,416
                                                             ------------    -------------    -------------    ------------

Operating Income                                                  33,911           23,589           56,449          43,451
                                                             ------------    -------------    -------------    ------------

Other Income and Deductions
  Allowance for equity funds used during construction                193               26              421             125
  Other                                                              (22)             (48)           1,476             176
  Non-operating income taxes                                         259              198              282             373
                                                             ------------    -------------    -------------    ------------
                                                                     430              176            2,179             674
                                                             ------------    -------------    -------------    ------------

Income Before Interest Charges                                    34,341           23,765           58,628          44,125
                                                             ------------    -------------    -------------    ------------

Interest Charges
  Interest on long-term debt                                       5,088            5,088           15,264          15,264
  Interest on short-term debt and other                            1,319            1,127            3,405           3,912
  Allowance for borrowed funds used
     during construction                                            (182)            (132)            (469)           (599)
                                                             ------------    -------------    -------------    ------------
                                                                   6,225            6,083           18,200          18,577
                                                             ------------    -------------    -------------    ------------


Net Income                                                        28,116           17,682           40,428          25,548
  Less:  preferred stock dividends                                    26               26               78             118
  Gain/(loss) on reacquired preferred stock                           --             (101)              --           1,082
                                                             ------------    -------------    -------------    ------------
Net Income for Common Stock                                     $ 28,090         $ 17,555         $ 40,350        $ 26,512
                                                             ============    =============    =============    ============





            The accompanying notes to financial statements as they relate to WTU are an integral  part of  these statements.

                          WEST TEXAS UTILITIES COMPANY

                                 BALANCE SHEETS


                                              September 30,    December 31,
                                                   1998             1997
                                              (unaudited)       (audited)
                                             --------------   --------------
ASSETS                                                 (thousands)

 ELECTRIC UTILITY PLANT
     Production                              $  419,302       $  417,849
     Transmission                               212,887          208,905
     Distribution                               378,129          363,911
     General                                    107,911          104,026
     Construction work in progress               24,076           14,154
                                             ----------       ----------
                                              1,142,305        1,108,845

  Less - Accumulated depreciation               466,493          441,281
                                             ----------       ----------
                                                675,812          667,564
                                             ----------       ----------

CURRENT ASSETS
     Cash                                         3,160              811
     Advances to affiliates                      14,618           19,802
     Accounts receivable                         42,747           10,570
     Materials and supplies, at average cost     13,266           14,246
     Fuel inventory                              13,215           12,471
     Under-recovered fuel costs                  10,597           11,968
     Prepayments and other                        6,889            4,006
                                             ----------       ----------
                                                104,492           73,874
                                             ----------       ----------

DEFERRED CHARGES AND OTHER ASSETS
  Deferred Oklaunion costs                       15,842           18,637
  Restructuring costs                             7,550            8,966
  Other                                          33,605           33,107
                                             ----------       ----------
                                                 56,997           60,710
                                             ----------       ----------
                                             $  837,301       $  802,148
                                             ==========       ==========



      The accompanying notes to financial statements as they relate to WTU are an integral part of these statements.

                                        WEST TEXAS UTILITIES COMPANY

                                               BALANCE SHEETS


                                                         September 30,               December 31,
                                                             1998                        1997
                                                         (unaudited)                  (audited)
                                                         -------------               -------------
CAPITALIZATION AND LIABILITIES                                          (thousands)


CAPITALIZATION
     Common stock:  $25 par value
        Authorized shares: 7,800,000
        Issued and outstanding shares: 5,488,560            $ 137,214                   $ 137,214
     Paid-in capital                                            2,236                       2,236
     Retained earnings                                        141,829                     119,479
                                                         -------------               -------------
                                                              281,279        50%          258,929        48%
                                                         -------------  ---------    ------------- ----------

     Preferred stock                                            2,482        --%            2,483        --%
     Long-term debt                                           281,318        50%          278,640        52%
                                                         -------------  ---------    ------------- ----------

                                                              565,079       100%          540,052       100%
                                                         -------------  ---------    ------------- ----------


CURRENT LIABILITIES
     Payables to affiliates                                    20,496                      21,569
     Accounts payable                                          29,208                      29,521
     Accrued taxes                                             25,136                      11,375
     Accumulated deferred income taxes                            908                         203
     Accrued interest                                           8,024                       4,525
     Other                                                      5,492                       3,859
                                                         -------------               -------------
                                                               89,264                      71,052
                                                         -------------               -------------

DEFERRED CREDITS
     Accumulated deferred income taxes                        141,064                     149,346
     Investment tax credits                                    26,927                      27,918
     Income tax related regulatory liabilities, net            10,673                       9,482
     Other                                                      4,294                       4,298
                                                          -------------               -------------
                                                              182,958                     191,044
                                                          -------------               -------------

                                                            $ 837,301                   $ 802,148
                                                          =============               =============



      The accompanying notes to financial statements as they relate to WTU are an integral part of these statements.

                                     WEST TEXAS UTILITIES COMPANY

                                       STATEMENTS OF CASH FLOWS
                                              (unaudited)

                                                                    Nine Months Ended
                                                                      September 30,
                                                           --------------------------------
                                                               1998              1997
                                                           --------------    --------------
OPERATING ACTIVITIES                                                  (thousands)

     Net Income                                               $ 40,428          $ 25,548
     Non-cash Items Included in Net Income
         Depreciation and amortization                          32,890            32,286
         Deferred income taxes and investment tax credits       (7,377)            3,077
     Changes in Assets and Liabilities
         Accounts receivable                                   (32,177)           (6,741)
         Accounts payable                                         (313)           (1,163)
         Accrued taxes                                          13,761               103
         Fuel recovery                                           1,371            (6,581)
         Other                                                  (3,241)            9,149
                                                           --------------    --------------
                                                                45,342            55,678
                                                           --------------    --------------

INVESTING ACTIVITIES
     Construction expenditures                                 (33,049)          (21,448)
     Other                                                       2,950            (1,008)
                                                           --------------    --------------

                                                               (30,099)          (22,456)
                                                           --------------    --------------

FINANCING ACTIVITIES
     Change in advances from affiliates                           --             (11,503)
     Redemption of preferred stock                                --              (2,727)
     Payment of dividends                                      (18,078)          (18,159)
                                                           --------------    --------------

                                                               (18,078)          (32,389)
                                                           --------------    --------------

Net Change in Cash and Cash Equivalents                         (2,835)              833
Cash and Cash Equivalents at Beginning of Period                20,613               664
                                                           ==============    ==============
Cash and Cash Equivalents at End of Period                    $ 17,778          $  1,497
                                                           ==============    ==============

SUPPLEMENTARY INFORMATION
     Interest paid less amounts capitalized                   $  9,813          $ 11,773
                                                           ==============    ==============
     Income taxes paid                                        $ 15,042          $  9,407
                                                           ==============    ==============


   The accompanying notes to financial statements as they relate to WTU are an integral part of these statements.

WEST TEXAS UTILITIES COMPANY
RESULTS OF OPERATIONS


COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 1998 AND 1997

      Net Income for common stock was $28.1 million for the third quarter of 1998 compared to $17.6 million in the third quarter of 1997. The increase in net income was primarily a result of an increase in non-fuel revenues, a transmission service agreement adjustment and a transmission coordination agreement accrual, as discussed below. The increase in net income was partially offset by an increase in operating expenses and taxes.

      Electric operating revenues were $147.3 million in the third quarter of 1998, an 18% increase from $125.0 million in the third quarter of 1997. This increase was due primarily to increases in non-fuel revenues of $12.0 million and fuel revenues of $10.4 million. The increase in non-fuel revenues was due primarily to a 9% increase in retail MWH sales resulting from favorable weather. Included in non-fuel revenues were additional transmission revenues resulting from changes to CSW's Transmission Coordination Agreement currently pending before the FERC. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - Transmission Coordination Agreement. Fuel revenues were higher as a result of higher fuel costs, as discussed below.

      Fuel expenses were $38.5 million for the third quarter of 1998, an increase of $4.1 million, or 12%, when compared to the third quarter of 1997 due primarily to a 16% increase in generation. The increase in generation was due primarily to favorable weather conditions. Partially offsetting the increase in fuel expenses was a lower average unit cost of fuel. The average unit cost of fuel declined from $1.97 per MMbtu in the third quarter of 1997 to $1.81 per MMbtu in the third quarter of 1998. This decline in the average unit cost of fuel was due primarily to lower spot market natural gas and coal prices.

      Other operating expenses declined $1.3 million in the third quarter of 1998 when compared to third quarter of 1997 as a result of lower employee related expenses as well as a decrease in transmission expenses. The decrease in transmission expenses resulted primarily from a transmission service agreement adjustment related to the final order in Texas Commission Docket No. 17285. See
NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - CPL and WTU Complaint versus Texas Utilities Electric Company (Docket No. 17285). Maintenance expenses rose $1.7 million from the comparable period in 1997. This increase was primarily a result of the re-activation of generating stations due primarily to increased customer demand.

      Operating income taxes increased $7.5 million in the third quarter of 1998 as compared to the third quarter in 1997 due primarily to higher taxable income.

WEST TEXAS UTILITIES COMPANY
RESULTS OF OPERATIONS


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

      Net income for common stock was $40.4 million during the first nine months of 1998 compared to $26.5 million in the first nine months of 1997, an increase of $13.8 million, or 52%. The rise in net income was due largely to increases in non-fuel revenues, interest income, a transmission service agreement adjustment and a transmission coordination agreement accrual, as discussed below. The increase in net income was partially offset by an increase in operating expenses and taxes. The change also reflects the recognition of the gain on reacquired preferred stock recorded in the first nine months of 1997.

      Electric operating revenues were $335.6 million for the first nine months of 1998, an increase of $26.8 million, or 9%, when compared to the first nine months of 1997. This increase was due primarily to an increase in non-fuel revenues of $18.6 million and fuel revenues of $8.2 million. The increase in non-fuel revenues was due primarily to a 5% increase in retail MWH sales resulting from favorable weather. Included in non-fuel revenues were additional transmission revenues resulting from changes to CSW's Transmission Coordination Agreement currently pending before the FERC. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS Transmission Coordination Agreement. Fuel revenues were higher as a result of higher fuel costs, as discussed below.

      Fuel costs increased to $95.2 million in the first nine months of 1998 from $94.4 million in the first nine months of 1997 due primarily to a 6% increase in generation. The increase in generation was due largely to favorable weather conditions and increase retail sales. Partially offsetting the increase in fuel expenses was a lower average unit cost of fuel. The average unit cost of fuel declined from $2.04 per MMbtu in the first nine months of 1997 to $1.87 per MMbtu in the first nine months of 1998. This decline in the average unit cost of fuel was due primarily to lower spot market natural gas and coal prices. Purchased power expenses increased $2.8 million, or 8%, for the first nine months of 1998 compared to the first nine months of 1997 as a result of additional economy energy purchases.

      Other operating expenses declined $1.5 million in the first nine months of 1998 when compared to the same period of 1997 resulting from a reduction in transmission expenses due to a transmission service agreement adjustment related to the final order in Texas Commission Docket No. 17285. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - CPL and WTU Complaint versus Texas Utilities Electric Company (Docket No. 17285). Additionally, other operating expenses were affected by lower employee related expenses. The decrease in other operating expenses was offset in part by higher production expenses resulting from the re-activation of generating stations due primarily to increased customer demand. Maintenance expenses rose $1.4 million from the comparable period in 1997 as a result of the previously mentioned re-activation of generating stations.

      Operating income taxes increased to $21.7 million for the first nine months of 1998 compared to $12.4 million in the first nine months of 1997 as a result of higher taxable income. Other income and deductions increased $1.5 million for the first nine months of 1998 compared to the same period in 1997 due primarily to an increase in interest income.

INDEX TO APPLICABLE NOTES TO FINANCIAL STATEMENTS
BY REGISTRANTS





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

NOTE 3.  COMMITMENTS AND CONTINGENT
         LIABILITIES                         CSW, CPL, PSO, SWEPCO, WTU

NOTE 4.  COMMON STOCK AND DIVIDENDS          CSW, CPL, PSO, SWEPCO, WTU

NOTE 5.  INCOME TAXES                        CSW, CPL, PSO, SWEPCO, WTU

NOTE 6.  PROPOSED AEP MERGER                 CSW, CPL, PSO, SWEPCO, WTU

NOTE 7.  LONG-TERM FINANCING                 CSW, CPL, PSO

NOTE 8.  NEW ACCOUNTING STANDARDS            CSW, CPL, PSO, SWEPCO, WTU

NOTE 9.  EXTRAORDINARY ITEM                  CSW

NOTES TO FINANCIAL STATEMENTS
(Unaudited)


1.    PRINCIPLES OF PREPARATION

      The condensed financial statements of the Registrants have been prepared by each Registrant pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although each Registrant believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes included in the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 1997 and the Registrants' Combined Quarterly Reports on Form 10-Q for the quarters ended March 31, 1998 and June 30, 1998.

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

      CPL Nuclear Decommissioning of STP
      At the end of STP's service life, decommissioning is expected to be accomplished using the decontamination method, which is one of the techniques acceptable to the NRC. Using this method, the decontamination activities occur as soon as possible after the end of plant operations. Contaminated equipment is cleaned and removed to a permanent disposal location, and the site is generally returned to its pre-plant condition.

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

      Inventory
      CPL, PSO and WTU utilize the LIFO method for the valuation of all fossil fuel inventories. SWEPCO continues to utilize the weighted average cost method pending approval of the Arkansas Commission to utilize the LIFO method. At October 31, 1998, none of the U.S. Electric Operating Companies had LIFO reserves. LIFO reserves are the excess of the inventory replacement cost over the carrying amount on the balance sheet.

      Cash Equivalents
      Cash equivalents are considered to be highly liquid debt instruments purchased with a maturity of three months or less. Accordingly, temporary cash investments and advances to affiliates are considered cash equivalents.

      Comprehensive Income
      Consistent with the requirements of SFAS No. 130, CSW has presented consolidated statements of comprehensive income. Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

      Reclassifications
      Certain financial statement items for prior periods have been reclassified to conform to the 1998 presentation.


2.    LITIGATION AND REGULATORY PROCEEDINGS

      See the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 1997 and Combined Quarterly Reports on Form 10-Q for the quarters ended March 31, 1998 and June 30, 1998 for additional discussion of litigation and regulatory proceedings. Reference is also made to NOTE 3. COMMITMENTS AND CONTINGENT LIABILITIES, MD&A - RATES AND REGULATORY MATTERS and
PART II - OTHER INFORMATION, ITEM 1. LEGAL PROCEEDINGS for additional discussion of litigation and regulatory matters.

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

      CPL has appealed the CPL 1997 Final Order to the State District Court of Travis County to challenge the resolution of several issues in the rate case. The primary issues include: (i) the classification of $800 million of invested capital in STP as ECOM which was also assigned a lower return on equity than non-ECOM property, (ii) the Texas Commission's use of the "Glide Path" rate reduction methodology applied on May 1, 1998 and to be applied on May 1, 1999, and (iii) the $18 million of disallowed affiliate transactions from CSW Services. As part of the appeal, CPL sought a temporary injunction to prohibit the Texas Commission from implementing the "Glide Path" rate reduction methodology. The court denied the temporary injunction and the "Glide Path" rate reduction was implemented in May 1998. Hearings on the appeal were held during the third quarter of 1998. A decision from the State District Court of Travis County has not yet been received. Management is unable to predict how the final resolution of these issues will ultimately affect CSW's and CPL's results of operations and financial condition.

      See MD&A - RATES AND REGULATORY MATTERS, CPL Rate Review - Docket No. 14965 for additional discussion of the CPL 1997 Final Order.

      CPL Fuel Proceeding
      In January 1998, CPL filed a request with the Texas Commission to recover approximately $41.4 million in uncollected fuel and purchased power costs including related interest from its retail customers and to increase its fixed fuel factors used to recover fuel costs by approximately $23.4 million effective with March 1998 bills. The primary cause of CPL's fuel cost under-recovery and the need to increase its fuel factors was the result of the unanticipated increase in the price of natural gas.

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

      CPL Anglo Iron Litigation
      In April 1998, CPL was sued by Anglo Iron in the United States District Court for the Southern District of Texas, Brownsville Division, for claims arising from the clean up of a site owned and operated by Anglo Iron in Harlingen, Texas. Anglo Iron seeks reimbursement pursuant to CERCLA and common law contribution and indemnity for alleged response and clean up costs of $328,139 and damages of $150,000 for "loss of fair market value" of the site. Management cannot predict the outcome of this litigation. However, management believes that CPL has valid defenses to Anglo Iron's claims and intends to defend the matter vigorously. Management also believes that the ultimate resolution of this matter will not have a material adverse impact on CSW's or CPL's consolidated results of operations or financial condition.

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

      In April 1997, the Texas Commission issued a declaratory order in which it declined to assert jurisdiction over the claims of the City of San Juan. CPL appealed the Texas Commission's decision to the Travis County, Texas District Court. After the Texas Commission's order, the Hidalgo County, Texas District Court overruled CPL's plea to the jurisdiction and plea in abatement. In July 1997, the Hidalgo County, Texas District Court entered an order certifying the case as a class action. CPL appealed this order to the Corpus Christi Court of Appeals. In February 1998, the Corpus Christi Court of Appeals affirmed the trial court's order certifying the class. CPL appealed the Corpus Christi Court of Appeals ruling to the Texas Supreme Court, which declined to hear the case. In August, 1998, the Hidalgo County, Texas District Court ordered the case to mediation and suspended all proceedings pending the completion of the mediation.

      Although CPL believes that it has substantial defenses to the cities' claims and intends to defend itself against the cities' claims and pursue its counterclaims vigorously, CPL cannot predict the outcome of these lawsuits.

      CPL Sinton Landfill Litigation
      CPL, along with over 30 others, is named as a defendant in the district court in San Patricio County, Texas. The plaintiffs, approximately 500 current and former landowners in the vicinity of a landfill site near Sinton, Texas, each of whom alleges $10 million property damage and personal injury as a result of alleged contamination from the site. Plaintiffs have made a collective demand upon CPL for $1.1 million. Trial for 20 of the plaintiffs' cases is set for January 29, 1999. Management cannot predict the outcome of this litigation.
However, management believes that CPL has valid defenses to the plaintiffs' claims and intends to defend the matter vigorously. Management also believes that the ultimate resolution of this matter will not have a material adverse impact on CSW's or CPL's consolidated results of operation or financial condition.

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

      CPL and WTU Complaint versus Texas Utilities Electric Company (Docket No. 17285)
      A joint complaint filed by CPL and WTU with the Texas Commission asserted that since January 1, 1997, Texas Utilities Electric Company has been effectively double charging for transmission service within ERCOT. A proposal for decision received in February 1998 recommended approval of a CPL and WTU proposed reduction of $15.5 million annually of payments to Texas Utilities Electric Company under FERC-approved transmission service agreements against amounts that CPL and WTU would otherwise owe Texas Utilities Electric Company pursuant to Texas Commission rules for transmission service in ERCOT. The Texas Commission approved the proposal in June 1998. On September 30, 1998, the Texas Commission denied Texas Utilities Electric Company's most recent motion for rehearing. Based on this denial for rehearing, the U.S. Electric Operating
Companies recorded the effects of the final order. Prior to the Texas Commission's September 1998 decision, the $15.5 million annual payment to Texas

Utilities Electric Company was allocated to the U.S. Electric Operating Companies. As a result of this order the payment is recorded on CPL's and WTU's books as a reduction to ERCOT transmission expense.

      Transmission Coordination Agreement
      The Transmission Coordination Agreement provides the means by which the U.S. Electric Operating Companies will operate, plan and maintain the four separate transmission systems as a single system. The agreement also establishes a process for the U.S. Electric Operating Companies to allocate revenues received under open access transmission tariffs. On August 7, 1998, the FERC accepted the Transmission Coordination Agreement for filing, suspended it for a nominal period, and made it effective as of January 1, 1997, subject to refund and investigation.

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

      On December 8, 1997, SWEPCO and the other parties to the above consolidated proceedings before the Texas Commission filed a settlement on all issues except whether transmission equalization payments should be included in fuel revenues or base revenues. Of the $16.8 million in under-recovered fuel costs as of December 31, 1996, the settlement would result in a decrease of the under-recovered fuel costs, and the resulting surcharge recovery, of $6.0 million. The settlement also provides that SWEPCO's fuel and fuel-related expenses during the reconciliation period were reasonable and necessary and would allow them to be reconciled as eligible fuel expense. Also, the settlement provides that SWEPCO's actions in litigating and renegotiating certain fuel contracts, together with the prices, terms and conditions of the renegotiated contracts, were prudent. The $6.0 million reduction is not associated with any particular activity or issue within the fuel proceedings.

      On April 8, 1998, the ALJ assigned to this proceeding issued a proposal for decision regarding the one outstanding issue, whether transmission equalization payments should be included in eligible fuel expense. The proposal for decision recommended that SWEPCO be allowed to include transmission equalization expense in eligible fuel expense. On May 19, 1998, the Texas Commission reversed the ALJ and did not allow SWEPCO to recover its transmission equalization payments as a component of eligible fuel expense. This ruling resulted in an earnings reduction of $1.8 million, which was recorded in the second quarter of 1998. On June 8, 1998, SWEPCO filed a motion for rehearing on the transmission equalization issue, which was denied through operation of law. After the Texas Commission's order on May 19, 1998, SWEPCO still had under-recovered its fuel and fuel related expenses. On July 1, 1998, the Texas Commission issued an order allowing SWEPCO to surcharge its Texas retail customers $6.9 million of under-recovered fuel and fuel related expenses including associated interest. The surcharge began in July 1998 and will end in June 1999. SWEPCO has filed an appeal regarding this matter in the State
District Court of Travis County, Texas. Management believes that SWEPCO's position is legally correct but is unable to predict the ultimate outcome of this litigation.

      WTU Fuel Proceedings

      Fuel Reconciliation
      On December 31, 1997, WTU filed with the Texas Commission an application to reconcile fuel costs and to request authorization to carry the reconciled balance forward into the next reconciliation period. WTU did not seek a surcharge of the reconciled balance in the December 31, 1997 filing.

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

      On October 14, 1998, the general counsel of the Texas Commission and WTU agreed to an non-unanimous stipulation regarding WTU's eligible fuel and fuel-related expenses. One party does not accept the stipulation's proposed treatment of transmission equalization payment, discussed above. Parties will file briefs in November 1998, and a proposal for decision from the ALJ is expected by early 1999 with a Texas Commission decision expected by the end of the first quarter 1999. Management is unable to predict the outcome of the fuel proceeding.

      Fuel Factor Filing
In March 1998, WTU filed with the Texas Commission an Application for Authority to Implement an increase in fuel factors of $7.4 million, or 7.3%, on an annual basis. Additionally, WTU proposed to implement a fuel surcharge of $6.8 million, including accumulated interest, over a six month period to collect its under-recovered fuel costs. WTU implemented the revised fuel factors with its June 1998 billings.

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

      SWEPCO Henry W. Pirkey Power Plant
      In connection with the South Hallsville lignite mining contract for its Henry W. Pirkey Power Plant, SWEPCO has agreed, under certain conditions, to assume the obligations of the mining contractor. As of September 30, 1998, the maximum amount SWEPCO believes it could potentially assume is $93 million. However, the maximum amount may vary as the mining contractor's need for funds fluctuates. The contractor's actual obligation outstanding on September 30, 1998 was $73 million.

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

      The Price-Anderson Act, a comprehensive statutory arrangement providing limitations on nuclear liability and governmental indemnities, is in effect until August 1, 2002. The limit of liability under the Price-Anderson Act for licensees of nuclear power plants is $8.92 billion per incident, effective as of December 1997. The owners of STP are insured for their share of this liability through a combination of private insurance amounting to $200 million and a mandatory industry-wide program for self-insurance totaling $8.72 billion. The maximum amount that each licensee may be assessed under the industry-wide program of self-insurance following a nuclear incident at an insured facility is $75.5 million per reactor, for any one nuclear incident, payable at $10 million per year per reactor. An additional surcharge of five percent of the maximum may be payable if the total amount of public claims and legal costs exceed the limit. CPL and each of the other STP owners are subject to such assessments, which CPL and the other owners have agreed will be allocated on the basis of their respective ownership interests in STP. For purposes of these assessments, STP has two licensed reactors.

      The owners of STP currently maintain on-site decontamination liability and property damage insurance in the amount of $2.75 billion provided by NEIL. Policies of insurance issued by NEIL stipulate that policy proceeds must be used first to pay decontamination and cleanup costs before being used to cover direct losses to property. Under project agreements, CPL and the other owners of STP will share the total cost of decontamination liability and property insurance for STP, including premiums and assessments, on a pro rata basis, according to each owner's respective ownership interest in STP.

      CPL purchased, for its own account, a NEIL I Business Interruption and/or Extra Expense policy. This insurance will reimburse CPL for extra expenses incurred for replacement generation or purchased power as the result of a covered accident that shuts down production at one or both of the STP Units for more than 23 consecutive weeks. In the event of an outage of STP Units 1 and 2 as a result of the same accident, such insurance will reimburse CPL up to 80% of the recovery. The maximum amount recoverable for a single unit outage is $133.8 million for both Units 1 and 2. CPL is subject to an additional assessment of up to $1.54 million for the current policy year in the event that insured losses at a nuclear facility covered under the NEIL I policy exceed the accumulated funds available under the policy. CPL renewed its current NEIL I Business Interruption and/or Extra Expense policy on October 1, 1998.

      SWEPCO Cajun Asset Purchase Proposal
      As previously reported, Cajun filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code on December 21, 1994 and is currently operating under the supervision of the United States Bankruptcy Court for the Middle District of Louisiana.

      On March 18, 1998, SWEPCO, together with the Cajun Members Committee, which currently represents 7 of the 12 Louisiana member distribution cooperatives that are served by Cajun, filed the SWEPCO Plan in the bankruptcy court. The SWEPCO Plan replaces plans filed previously by SWEPCO. Under the SWEPCO Plan, a SWEPCO affiliate or subsidiary would acquire all of the non-nuclear assets of Cajun, comprised of the two-unit Big Cajun I natural gas-fired plant, the three-unit Big Cajun II coal-fired plant, and related non-nuclear assets. The purchase price under the SWEPCO Plan is $940.5 million in cash, subject to adjustment pursuant to the terms of the asset purchase agreement proposed as part of the SWEPCO Plan. The SWEPCO Plan incorporates the terms of a settlement between the RUS, Cajun Members Committee, Claiborne Electric Cooperative, Inc. and SWEPCO. In addition, the SWEPCO Plan provides for SWEPCO and the Cajun member cooperatives to enter into long-term power supply agreements which will provide the Cajun member cooperatives with rate plan options and market access provisions designed to ensure the long-term competitiveness of the cooperatives. Eight cooperatives and Central Louisiana Electric Company, Inc., successor to Teche Electric Cooperative, agreed to purchase power from SWEPCO, if SWEPCO's plan is confirmed by the bankruptcy court.

       Two competing plans of reorganization for the non-nuclear assets of Cajun were filed with the bankruptcy court. On September 25, 1998, Enron Capital and Trade Resource Corporation, a subsidiary of Enron Corporation, withdrew its bid. The trustee for Cajun supports the sole remaining competing bid of $1.19 billion by Louisiana Generating LLC, a partnership of subsidiaries of Southern Energy, Inc., Northern States Power Company and Zeigler Coal Holding Company. Confirmation hearings in Cajun's bankruptcy case were completed in May 1998.

      SWEPCO and the Cajun Members Committee are co-plaintiffs in litigation regarding a central issue in the bankruptcy case, whether a competing plan supported by the Cajun trustee can force the cooperatives to buy power for 25 years under the nonconsensual arrangements contained in that plan.

      As previously reported, on August 11, 1998 , the U.S. Fifth Circuit Court of Appeals overturned a U.S. District Court for the Middle District of Louisiana ruling that disqualified the SWEPCO Plan from being considered in the Cajun bankruptcy reorganization process. The U.S. Fifth Circuit Court of Appeals said the U.S. District Court for the Middle District of Louisiana erred in reversing the bankruptcy court, which had originally had determined that $1 million in assistance payments from SWEPCO to the Cajun Members Committee did not constitute vote-buying and were legal. On October 30, 1998, the U.S. Fifth Circuit Court of Appeals rejected requests for rehearing by the Cajun Trustee, the RUS and others of its decision to overturn a U.S. District Court for the Middle District of Louisiana ruling that disqualified the SWEPCO Plan from competing in the Cajun bankruptcy reorganization process.

      On October 13, 1998, the trustee for Cajun sought an injunction preventing the Louisiana Commission from acting on a rate case involving Cajun, contending that the Louisiana Commission's involvement in the rate case was a violation of the bankruptcy court's jurisdiction over Cajun's assets and thus by extension, its rates. The bankruptcy court enjoined individual commissioners of the Louisiana Commission from acting on issues related to possible changes in wholesale electric rates of Cajun. The bankruptcy court dismissed the Louisiana Commission as a defendant in the case, but permitted the action to continue against the commissioners of the Louisiana Commission and the executive secretary of the Louisiana Commission.

      Consummation of the SWEPCO Plan is conditioned upon confirmation by the bankruptcy court, and the receipt by SWEPCO and CSW of all requisite state and federal regulatory approvals in addition to their respective board of directors approvals. If the SWEPCO Plan is confirmed, the $940.5 million required to consummate the acquisition of Cajun's non-nuclear assets is expected to be financed through a combination of external borrowings and internally generated funds with approximately 70% of the external borrowings funded with non-recourse debt. There can be no assurance that the SWEPCO Plan will be confirmed by the bankruptcy court or, if it is confirmed, that it will be approved by federal and state regulators. As of September 30, 1998, SWEPCO had deferred $10.4 million in costs related to the SWEPCO Plan on its consolidated balance sheet which would be expensed if the SWEPCO plan is not ultimately successful.

      SWEPCO Biloxi, Mississippi MGP Site
      SWEPCO was notified by Mississippi Power in 1994 that it may be a PRP at a MGP site in Biloxi, Mississippi, which was formerly owned and operated by a predecessor of SWEPCO. Since then, SWEPCO has worked with Mississippi Power on both the investigation of the extent of contamination on the site as well as the subsequent sampling of the site. The sampling results indicated contamination at the property as well as the possibility of contamination of an adjacent property. A risk assessment was submitted to the MDEQ, and the MDEQ requested that a future residential exposure scenario be evaluated for comparison with commercial and industrial exposure scenarios. However, Mississippi Power and SWEPCO do not believe that cleanup to a residential usage scenario is appropriate since this site has been industrial/commercial for more than 100 years, and Mississippi Power plans to continue this type of usage. Mississippi Power and SWEPCO also presented a report to the MDEQ demonstrating that the ground water on the site was not potable, further demonstrating that cleanup to residential standards is not necessary. Resolution of this issue is still pending.

      Currently, a feasibility study is being conducted to more definitively evaluate remedial strategies for the property. The feasibility study process will require public input prior to a final decision and will result in a remediation strategy along with associated costs.

      SWEPCO has incurred approximately $200,000 to date for its portion of the cleanup of this site, and, based on its preliminary estimates, anticipates that an additional $2 million may be incurred. Accordingly, SWEPCO has accrued $2.2 million for the cleanup of the site.

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

      CSW Energy Loans and Commitments
      In June 1998, the 325 MW Phillips Sweeny cogeneration facility, an entity 50% owned by CSW Energy, obtained permanent project financing. The $149 million of debt, with an effective interest rate of 7.4%, is unconditionally guaranteed by the project and is non-recourse to CSW Energy and CSW. Concurrently, the project repaid its outstanding note to CSW Energy for construction financing. CSW Energy obtained the funds for this project from CSW's short-term borrowing program, which were also repaid.

      CSW, CSW Energy and CSW International have provided letters of credit and guarantees on behalf of independent power projects, including Phillips Sweeny, of approximately $254 million, $1 million, and $200 million, respectively, as of September 30, 1998.


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

      At September 30, 1998, approximately $1.6 billion of CSW's subsidiary companies' retained earnings were available for payment of cash dividends by such subsidiaries to CSW. The CPL and PSO mortgage indentures, as amended and supplemented, contain certain restrictions on the use of their retained earnings for cash dividends on their common stock. These restrictions do not currently limit the ability of CSW to pay dividends to its shareholders. The amounts of retained earnings available for dividends attributable to each of the U.S. Electric Operating Companies at September 30, 1998 are as follows.

CPL - $819 million  PSO - $173 million SWEPCO - $334 million  WTU - $142 million

5.    INCOME TAXES

      The following tables provide a reconciliation of the differences between total income tax expense (income taxes included in Operating Expenses and Taxes as well as Other Income and Deductions) at the federal statutory tax rate and the effective tax rate for the Registrants.

                                     CSW     CPL      PSO    SWEPCO    WTU
                                   ---------------------------------------------
                                   (millions)         (thousands)
                                            ------------------------------------

Quarter Ended September 30, 1998

Income before taxes attributable
 to:
   Domestic operations               $353
   Foreign operations                  21
                                   ---------
Income before taxes                  $374   $162,865  $95,147  $74,272  $44,480

Tax at U.S. statutory rate           $131    $57,003  $33,301  $25,995  $15,568

Differences
  Amortization of ITC                  (3)    (1,302)    (448)   (1,142)   (330)
  Mirror CWIP                           1      1,285       --        --      --
  Non-deductible goodwill
    Amortization                        3         --       --        --      --
  Foreign tax benefit                 (16)        --       --        --      --
  Other                                24      5,419    7,373     2,789   1,126
                                   ---------------------------------------------
Tax expense                          $140    $62,405  $40,226   $27,642 $16,364
                                   ---------------------------------------------

Effective tax rate                     37%        38%      42%       37%     37%

Quarter Ended September 30, 1997
 Income before taxes attributable
    to:
   Domestic operations               $269
   Foreign operations                  15
                                   ---------
Income before taxes                  $284   $127,785  $49,597   $73,521 $26,620

Tax at U.S. statutory rate            $99    $44,725  $17,359   $25,732  $9,317
Differences
  Amortization of ITC                  (2)      (622)     (46)   (1,165)   (330)
  Non-deductible goodwill
    Amortization                        3         --       --        --      --
  Foreign tax benefit                 (15)        --       --        --      --
  Other                                (1)     1,455      865    (1,994)    (46)
                                   ---------------------------------------------
Tax expense                           $84    $45,558  $18,178   $22,573  $8,941
                                   ---------------------------------------------

Effective tax rate                     30%        36%      37%       31%     34%


Nine Months Ended September 30, 1998
Income before taxes attributable to:
   Domestic operations               $543
   Foreign operations                  80
                                   ---------
Income before taxes                  $623   $263,824 $130,271  $133,139 $61,850

Tax at U.S. statutory rate           $218    $92,338  $45,595   $46,599 $21,648

Differences
  Amortization of ITC                 (10)    (3,905)  (1,347)   (3,474)   (991)
  Mirror CWIP                           4      3,571       --        --      --
  Non-deductible goodwill
    Amortization                        9         --       --        --      --
  Foreign tax benefit                 (29)        --       --        --      --
  Other                                24      9,482    7,886       557     766
                                   ---------------------------------------------
Tax expense                          $216   $101,486  $52,134   $43,682 $21,423
                                   ---------------------------------------------

Effective tax rate                     35%        38%      40%       33%     35%

                                     CSW     CPL      PSO    SWEPCO    WTU
                                   ---------------------------------------------
                                   (millions)         (thousands)
                                            ------------------------------------
Nine Months Ended September 30, 1997
Income before taxes attributable to:
   Domestic operations               $363
   Foreign operations                  74
                                   ---------
Income before taxes                  $437   $180,921  $79,826  $129,107 $37,598

Tax at U.S. statutory rate           $153    $63,322  $27,939   $45,187 $13,159

Differences
  Amortization of ITC                  (9)    (3,517)  (1,438)   (3,497)   (991)
  Non-deductible goodwill
    Amortization                        9         --       --        --      --
  Foreign tax benefit                 (15)        --       --        --      --
  Other                                (6)     3,931      860    (3,453)   (116)
                                   ---------------------------------------------
Tax expense                          $132    $63,736  $27,361   $38,237 $12,052
                                   ---------------------------------------------

Effective tax rate                     30%        35%      34%       30%     32%


6.    PROPOSED AEP MERGER

      Background Information
      On December 22, 1997, CSW and AEP announced that their boards of directors had approved a definitive merger agreement for a tax-free, stock-for-stock transaction creating a company with a total market capitalization of approximately $28.1 billion ($16.5 billion in equity; $11.6 billion in debt and preferred stock). The combined company would serve more than 4.6 million customers in 11 states and approximately 4 million customers outside the United States. On May 27, 1998, AEP shareholders approved the issuance of the additional shares of stock required to complete the merger. On May 28, 1998, CSW shareholders approved the merger.

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

      Under the merger agreement, there will be no changes required with respect to the public debt issues, the outstanding preferred stock or the Trust Preferred Securities of CSW's subsidiaries.

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

      Merger Regulatory Approvals
      The proposed AEP merger has a targeted completion date in the first half of 1999. The merger is conditioned, among other things, upon the approval of several state and federal regulatory agencies.

      On April 30, 1998, AEP and CSW jointly filed a request with the FERC for approval of their proposed merger. On July 15, the FERC approved a draft order accepting the proposed transmission service agreements between the Ameren System and PSO. The draft order confirms that PSO's 250 MW firm contract path is available for AEP and CSW to meet the Holding Company Act's requirement that the two systems operate on an integrated and coordinated basis. On November 10, 1998, the FERC issued an order to establish a procedural schedule for its review of the proposed merger between AEP and CSW. A scheduling conference will be held in November 1998. The order indicated that the review of the proposed merger will address the issues of competition and market power and instructed AEP and CSW to refile an updated market power study. The outcome of the FERC scheduling conference could extend the targeted completion date of the merger.

      On April 30, 1998, AEP and CSW jointly filed a request with the Texas Commission for a finding that the merger is in the public interest. On July 2, 1998, the Texas Commission issued a preliminary order setting forth the issues the Texas Commission will consider in the merger application. In its preliminary order, the Texas Commission also determined that (i) the merger application was not a rate proceeding, (ii) restructuring issues should not be addressed and
(iii) matters in the jurisdiction of other regulatory bodies should not be addressed.

      AEP and CSW have reached a settlement in principle with the Texas Office of Public Utility Counsel and several cities in Texas. The settlement resolves all issues in principle and anticipates the submission of a more detailed filing outlining specific terms of the settlement along with supporting testimony.

      As a result of the settlement, the ALJ for the merger proceeding suspended the procedural schedule on November 10, 1998 and announced that a pre-hearing conference will be held November 17, 1998. The purpose of that pre-hearing conference will be to determine the schedule for consideration of the settlement by other parties relating to AEP and CSW's application for merger approval by the Texas Commission. The hearing to consider merger approval was originally scheduled to begin December 2, 1998.

      On May 15, 1998, AEP and CSW jointly filed a request with the Louisiana Commission for approval of their proposed merger and for a finding that the merger is in the public interest. Hearings in Louisiana are scheduled to begin January 18, 1999.

   On June 12, 1998, AEP and CSW jointly filed a request with the Arkansas Commission for approval of their proposed merger. On August 17, 1998, the Arkansas Commission approved the merger, subject to a number of conditions including the approval of a regulatory plan for sharing net merger savings. On November 3, 1998, AEP, CSW and SWEPCO filed a settlement agreement for approval with the Arkansas Commission outlining a regulatory plan, agreed to with the Arkansas Commission general staff, which provides for a sharing of net merger savings through a reduction of rates for Arkansas retail customers.

      On June 19, 1998, CPL filed a license transfer application with the NRC requesting the NRC's consent to the indirect transfer of control of CPL's interests in the NRC licenses issued for STP, which would result from the proposed merger between CSW, CPL's parent company, and AEP. CPL would continue to own its 25.2% interest in STP and CPL's name would remain on the NRC operating license. On November 5, 1998, the NRC approved the license transfer application.

      On August 14, 1998, AEP and CSW jointly filed a request with the Oklahoma Commission for approval of their proposed merger. The merger filing in Oklahoma is similar to requests currently before the Arkansas Commission, Louisiana Commission, Texas Commission, FERC and SEC. Testimony submitted in these merger filings outlines the expected combined company benefits of the merger to AEP and CSW customers and shareholders, which include:

     - $2  billion in net non-fuel  cost savings over 10 years;
     - $98 million in net fuel savings  over 10 years;
     - Improved  capital  structure  and  increased financial strength;
     - Increased diversity in customer base, generating resources and service territory;
     - Optimization  of business  practices and continued  high-quality service;
     - Support  for  restructuring  of retail  electric  markets;  and
     - Support for an independent system operator.

   AEP and CSW have proposed a regulatory plan in Oklahoma that provides for:

   - Approximately $11.8 million in fuel cost savings to Oklahoma customers of CSW's PSO subsidiary during the 10 years following completion of the merger;
   - A commitment not to raise base rates above current levels prior to Jan. 1, 2002, for PSO retail customers in Oklahoma and to share approximately one-half of the savings from synergies created by the merger during the first 10 years following the merger. Under this plan, approximately $78.6 million of these non-fuel merger-related savings will be used to reduce future costs to PSO's retail customers; and
   - A commitment to continue the current high level of customer service and to identify opportunities and implement measures to further improve service quality.

      On October 1, 1998, an Oklahoma Commission ALJ issued an oral ruling recommending to the Oklahoma Commission that the merger filing be dismissed without prejudice for lack of information regarding the potential impact of the merger on the retail electric market in Oklahoma, in response to comments received from intervenors to the merger. A dismissal without prejudice would allow AEP and CSW to submit an amended application with the added information.

      Subsequent meetings with the parties to the merger proceeding resulted in an agreement on criteria for the additional studies. On October 21, 1998, the ALJ approved these criteria, as well as AEP and CSW's plans to file an amended application along with the additional studies.

      Submission of the amended application would reset Oklahoma's 90-day statutory time period for Oklahoma Commission action on the merger. All other material in the written record in the merger case will be preserved since the docket is not being dismissed. AEP and CSW anticipate that the Oklahoma Commission will establish a procedural schedule that will result in a final order in Oklahoma in the first quarter of 1999. The revision to the Oklahoma proceeding schedule should not impact the timing of the merger closing, which is targeted for completion during the first half of 1999.

      On October 13, 1998, AEP and CSW jointly filed an application with the SEC for approval of their proposed merger. The SEC merger filing is similar to requests currently before other jurisdictions and outlines the expected combined company benefits of the merger to AEP and CSW customers and shareholders. On November 9, 1998, AEP and CSW filed an amendment to the application.

      AEP and CSW plan to make other required federal merger filings with the Federal Communications Commission and the Department of Justice and/or the Federal Trade Commission later in 1998.

      CSW has a 100% interest in SEEBOARD, and AEP has a 50% interest in Yorkshire. The proposed merger of CSW into AEP would result in common ownership of the United Kingdom entities. As a result, the common ownership of the United Kingdom entities could be referred by the United Kingdom Secretary of State for Trade and Industry for an investigation by the United Kingdom Monopolies and Mergers Commission. CSW is unable to predict the outcome of any such regulatory proceeding.

      The merger is conditioned, among other things, upon the approval of several state and federal regulatory agencies. The transaction must satisfy many conditions, including the condition that it must be a pooling. Some of these conditions may not be waived by the parties. AEP and CSW have initiated the process of seeking regulatory approvals, but there can be no assurances as to when, on what terms or whether the required approvals will be received or whether there will be any regulatory proceedings in the United Kingdom. There can be no assurance that the AEP merger will be consummated.

      Merger Costs
      As of September 30, 1998, CSW had deferred $22 million in costs related to the merger on its consolidated balance sheet, which will be charged to expense if AEP and CSW are not successful in completing their proposed merger.

7.    LONG-TERM FINANCING

      On September 1, 1998, PSO called $25 million principal amount outstanding of Series K and $30 million principal amount outstanding of Series L FMBs, in their entirety, at call prices of 100 and 100.77, respectively. On September 1, 1998, CPL called $36 million principal amount outstanding of Series L FMBs, in its entirety, at a call price of 100.53.


8.    NEW ACCOUNTING STANDARDS

      SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities In June 1998, the Financial Accounting Standards Board issued SFAS No. 133,
Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows gains and losses associated with a derivative to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.

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

     The Registrants have not yet quantified the impact of adopting SFAS No. 133 on their financial statements and have not determined the timing or the method of adopting SFAS No. 133.

      SOP 98-5, Reporting on the Costs of Start-Up Activities
      The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants has issued SOP 98-5, Reporting on the Costs of Start-Up Activities. SOPs are included in the hierarchy of generally accepted accounting principals and must be followed unless a transaction or event is covered by a more specific pronouncement.

      SOP 98-5 defines start-up activities very broadly, including activities related to organizing a new entity (commonly referred to as start-up costs). SOP 98-5 provides that the cost of start-up activities, including organization costs, should be expensed as incurred.

      SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. SOP 98-5 requires that start-up costs be identified and that upon adoption of the SOP, a retroactive adjustment be made to expense these amounts.

      CSW is currently reviewing amounts capitalized on its books as organization or start-up costs. Any amounts identified as subject to SOP 98-5 would have to be expensed in the first quarter of 1999. The Registrants have not yet quantified the impact of adopting SOP 98-5 on their financial statements.

9.    EXTRAORDINARY ITEM

      In the third quarter of 1997, a one-time windfall profits tax was enacted in the United Kingdom. Accordingly, during the third quarter of 1997, SEEBOARD U.S.A. accrued, as an extraordinary item, $176 million for the one-time, windfall profits tax.

      The windfall profits tax is payable in two equal installments, the first of which was paid December 1, 1997 and the second of which will be paid December 1, 1998. The tax was charged at a rate of 23% on the difference between nine times the average profits after tax for the four years following the privatization of SEEBOARD and the public sale of its shares in 1990, and SEEBOARD's market capitalization calculated as the number of shares issued multiplied by the price per share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

      Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 1997 and the Registrants' Combined Quarterly Reports on Form 10-Q for the quarters ended March 31, 1998 and June 30, 1998. Reference is also made to each Registrant's unaudited Financial Statements and related Notes to Financial Statements. The information should be read in conjunction with, and is essential to understanding, the following discussion and analysis.


RESULTS OF OPERATIONS

      Reference is made to ITEM 1. FINANCIAL STATEMENTS for each of the Registrants' RESULTS OF OPERATIONS for the three and nine month periods ended September 30, 1998.


LIQUIDITY AND CAPITAL RESOURCES

      Overview of CSW Operating, Investing, and Financing Activities
      Net cash inflows from operating activities increased $219 million to $624 million for the first nine months of 1998 compared to the same period last year. The increase in net cash inflows is due primarily to the absence in 1998 of $190 million of federal and state income tax payments made in the first half of 1997 for the gain on CSW's 1996 sale of Transok. However, these payments were offset in part by the utilization of Alternative Minimum Tax credits that CSW had previously generated. Also contributing to the increase were better fuel recovery positions and a higher accounts payable balance. The increase in net cash inflows was also offset in part by decreases in other working capital accounts.

      Net cash outflows from investing activities decreased $47 million to an outflow of $481 million for the first nine months of 1998 compared to an outflow of $528 million for the same period last year. CSW Energy obtained permanent external financing during the first half of 1997 for the Orange cogeneration project and subsequently reduced its equity investment in the project. In addition, CSW Energy made its final purchase agreement payment on the Ft. Lupton cogeneration project in the first half of 1997. CSW Energy also experienced a decrease in construction expenditures for the Phillips Sweeny project which went into operation in the first quarter of 1998. Further reducing the cash outflows from investing activities was a cash inflow resulting from CSW International's Enertek partner, Alpek, assuming its 50% obligation of that power plant project. Also contributing to the lower net cash outflows from investing activities was reduced spending at the U.S. Electric Operating Companies for facilities. The decrease in net cash outflows was partially offset by an increase in investment for telecommunications projects at C3 Communications.

      Net cash flows from financing activities decreased $303 million to an outflow of $37 million for the first nine months of 1998 compared to an inflow of $266 million for the same period last year. In September 1998, CPL and PSO called bonds, which contributed $91 million to the decline in cash flows from financing activities. In the second quarter of 1997, CSW received proceeds from the issuance of Trust Preferred Securities. The proceeds were used primarily to reacquire preferred stock and pay down short-term debt in the second quarter of 1997. In April 1997, CSW made changes to its common stock plans and stopped issuing original shares. The decrease in net cash from financing activities was due in part to funding these common stock plans through open market purchases.

      Construction Expenditures
      CSW's construction expenditures, including allowance for funds used during construction, totaled $345 million for the nine months ended September 30, 1998. Construction expenditures for the U.S. Electric Operating Companies totaled $86 million, $46 million, $58 million and $34 million, for CPL, PSO, SWEPCO and WTU, respectively. Construction expenditures at the U.S. Electric Operating Companies were primarily for improvements to existing production, transmission and distribution facilities. The improvements are required to meet the needs of new customers and to satisfy the changing requirements of existing customers. CSW anticipates that all funds required for construction for the remainder of the year will be provided from internal sources.

      Other Financing Issues
      CSW provides common stock, either through the purchase of shares from the open market or original issue shares, to fund its long-term incentive plan, the CSW PowerShare Dividend Reinvestment and Stock Purchase Plan and the CSW Retirement Savings Plan. CSW began funding these plans through open market purchases effective April 1, 1997.

      The CSW System uses short-term debt to meet fluctuations in working capital requirements and other interim capital needs. CSW has established a system money pool to coordinate short-term borrowings for certain of its subsidiaries, primarily the U.S. Electric Operating Companies and CSW Services. In addition, CSW also incurs borrowings for other subsidiaries that are not included in the money pool. As of September 30, 1998, CSW had revolving credit facilities totaling $1.4 billion to back up its commercial paper program.

      As of September 30, 1998, CSW Credit's revolving credit agreement totaled $1.2 billion.

      On September 1, 1998, PSO called $25 million principal amount outstanding of Series K and $30 million principal amount outstanding of Series L FMBs, in their entirety, at call prices of 100 and 100.77, respectively. On September 1, 1998, CPL called $36 million principal amount outstanding of Series L FMBs, in its entirety, at a call price of 100.53.

      The final installment of (pound)55 million, or an estimated $91 million using an exchange rate of (pound)1.00 = $1.65, for the windfall profits tax is payable by SEEBOARD on December 1, 1998.


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

      CPL has appealed the CPL 1997 Final Order to the State District Court of Travis County to challenge the resolution of several issues in the rate case. The primary issues include: (i) the classification of $800 million of invested capital in STP as ECOM which was also assigned a lower return on equity than non-ECOM property, (ii) the Texas Commission's use of the "Glide Path" rate reduction methodology applied on May 1, 1998 and to be applied again on May 1, 1999, and (iii) the $18 million of disallowed affiliate transactions from CSW Services. As part of the appeal, CPL sought a temporary injunction to prohibit the Texas Commission from implementing the "Glide Path" rate reduction methodology. The court denied the injunction, and the "Glide Path" rate reduction was implemented in May 1998. Hearings on the appeal were held during the third quarter of 1998. A decision from the State District Court of Travis County has not yet been received. Management is unable to predict how the final resolution of these issues will ultimately affect CSW's and CPL's results of operations and financial condition.

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

      The foregoing discussion of CPL Rate Review - Docket No. 14965 contains forward-looking information within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information. See FORWARD-LOOKING INFORMATION. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for additional information on the CPL 1997 Final Order.

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

      The Louisiana Commission has selected consultants and legal counsel to perform a review of SWEPCO's rates and charges and to review SWEPCO's quality of service. The Louisiana Commission's legal counsel will issue a report in May 1999, and hearings will begin in September 1999. Management cannot predict the outcome of this review.

      SWEPCO Arkansas Rate Review
      In June 1998, the Arkansas Commission indicated that it would conduct a review of SWEPCO's earnings. The review began in July 1998, but no case has yet been docketed. Management cannot predict the outcome of this review.

      Other
      Reference is made to NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for information regarding fuel proceedings at CPL, SWEPCO and WTU.


STRATEGIC INITIATIVES

      A vital part of CSW's future strategy involves the pursuit of initiatives that are outside the traditional United States electric utility business due to increasing competition and fundamental changes in this industry. In addition, lower anticipated growth rates in CSW's core United States electric utility business combined with the previously mentioned industry factors have resulted in CSW pursuing other initiatives. These initiatives have taken a variety of forms; however, they are all consistent with the overall plan for CSW to develop a global energy business. CSW also has restrictions on the amounts it may spend on these activities under the AEP merger agreement as discussed below. While CSW believes that such initiatives are necessary to maintain its competitiveness and to supplement its growth in the future, the Holding Company Act may also restrict its ability to successfully pursue some of these initiatives (The foregoing statement constitutes a forward-looking statement within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD-LOOKING INFORMATION and RECENT DEVELOPMENTS AND TRENDS.


PROPOSED AEP MERGER

      Background Information
      On December 22, 1997, CSW and AEP announced that their boards of directors had approved a definitive merger agreement for a tax-free, stock-for-stock transaction creating a company with a total market capitalization of approximately $28.1 billion ($16.5 billion in equity; $11.6 billion in debt and preferred stock). The combined company would serve more than 4.6 million customers in 11 states and approximately 4 million customers outside the United States. On May 27, 1998, AEP shareholders approved the issuance of the additional shares of stock required to complete the merger. On May 28, 1998, CSW shareholders approved the merger.

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

      Under the merger agreement, there will be no changes required with respect to the public debt issues, the outstanding preferred stock or the Trust Preferred Securities of CSW's subsidiaries.

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

      Merger Regulatory Approvals
      The proposed AEP merger has a targeted completion date in the first half of 1999. The merger is conditioned, among other things, upon the approval of several state and federal regulatory agencies.

      AEP and CSW have jointly filed a request with the FERC, the Arkansas Commission, the Louisiana Commission, the Oklahoma Commission and the SEC for approval of their proposed merger. AEP and CSW jointly filed a request with the Texas Commission for a finding that the merger is in the public interest.

      On August 17, 1998, the Arkansas Commission issued a conditional order approving the proposed merger between CSW and AEP, subject to the findings issued when the Arkansas Commission reviews the proposed regulatory plan associated with the merger. The Arkansas Commission had previously divided the merger application into one phase to review the merger and another phase to review the proposed regulatory plan.

      CPL filed a license transfer application with the NRC requesting the NRC's consent to the indirect transfer of control of CPL's interests in the NRC licenses issued for STP, which would result from the proposed merger between CSW, CPL's parent company, and AEP. CPL would continue to own its 25.2% interest in STP and CPL's name would remain on the NRC operating license. On November 5, 1998, the NRC approved the license transfer application.

      AEP and CSW plan to make other required federal merger filings with the Federal Communications Commission and the Department of Justice and/or the Federal Trade Commission later in 1998.

      CSW has a 100% interest in SEEBOARD, and AEP has a 50% interest in Yorkshire. The proposed merger of CSW into AEP would result in common ownership of the United Kingdom entities. As a result, the common ownership of the United

Kingdom entities could be referred by the United Kingdom Secretary of State for Trade and Industry for an investigation by the United Kingdom Monopolies and Mergers Commission. CSW is unable to predict the outcome of any such regulatory proceeding.

      The merger is conditioned, among other things, upon the approval of several state and federal regulatory agencies. The transaction must satisfy many conditions, including the condition that it must be a pooling. Some of these conditions may not be waived by the parties. AEP and CSW have initiated the process of seeking regulatory approvals, but there can be no assurances as to when, on what terms or whether the required approvals will be received or whether there will be any regulatory proceedings in the United Kingdom. There can be no assurance that the AEP merger will be consummated. See NOTE 6. PROPOSED AEP MERGER.

      The preceding discussion contains forward-looking information within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD-LOOKING INFORMATION.

      Merger Costs
      As of September 30, 1998, CSW had deferred $22 million in costs related to the merger on its consolidated balance sheet, which will be charged to expense if AEP and CSW are not successful in completing their proposed merger.


OTHER MERGER AND ACQUISITION ACTIVITY

      SWEPCO Cajun Asset Purchase Proposal
      As previously reported, Cajun filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code on December 21, 1994 and is currently operating under the supervision of the United States Bankruptcy Court for the Middle District of Louisiana.

      On March 18, 1998, SWEPCO, together with the Cajun Members Committee, which currently represents 7 of the 12 Louisiana member distribution cooperatives that are served by Cajun, filed the SWEPCO Plan in the bankruptcy court. The SWEPCO Plan replaces plans filed previously by SWEPCO. Under the SWEPCO Plan, a SWEPCO affiliate or subsidiary would acquire all of the non-nuclear assets of Cajun, comprised of the two-unit Big Cajun I natural gas-fired plant, the three-unit Big Cajun II coal-fired plant, and related non-nuclear assets. The purchase price under the SWEPCO Plan is $940.5 million in cash, subject to adjustment pursuant to the terms of the asset purchase agreement proposed as part of the SWEPCO Plan.

       Two competing plans of reorganization for the non-nuclear assets of Cajun were filed with the bankruptcy court. On September 25, 1998, Enron Capital and Trade Resource Corporation, a subsidiary of Enron Corporation, withdrew its bid. The trustee for Cajun supports the sole remaining competing bid of $1.19 billion by Louisiana Generating LLC, a partnership of subsidiaries of Southern Energy, Inc., Northern States Power Company and Zeigler Coal Holding Company. Confirmation hearings in Cajun's bankruptcy case were completed in May 1998.

      Consummation of the SWEPCO Plan is conditioned upon confirmation by the bankruptcy court, and the receipt by SWEPCO and CSW of all requisite state and federal regulatory approvals in addition to their respective board of directors approvals. If the SWEPCO Plan is confirmed, the $940.5 million required to consummate the acquisition of Cajun's non-nuclear assets is expected to be financed through a combination of external borrowings and internally generated funds with approximately 70% of the external borrowings funded with non-recourse debt. There can be no assurance that the SWEPCO Plan will be confirmed by the bankruptcy court or, if it is confirmed, that it will be approved by federal and state regulators. As of September 30, 1998, SWEPCO had deferred $10.4 million in costs related to the SWEPCO Plan on its consolidated balance sheet which would be expensed if the SWEPCO plan is not ultimately successful. See NOTE 3. COMMITMENTS AND CONTINGENT LIABILITIES.

      Frontera Project
      CSW Energy began construction in August 1998 of a 500 MW power plant, known as Frontera, in the Rio Grande Valley, near the city of Mission, Texas. At September 30, 1998, CSW Energy had spent approximately $50 million, including development, construction and financing of the projected $210 million project costs. The natural gas-fired facility should begin partial operation in the summer of 1999 and full operation by the end of 1999. Although the Frontera project is being built as a merchant power plant without long-term purchase power contracts, it will supply power to the rapidly growing Rio Grande Valley and customers throughout Texas.

      Shoreham Project
      CSW International and Scottish Power plc. commenced construction of a 400 MW combined cycle gas turbine power station in southeast England. Commercial operation is expected to begin in the year 2000. The joint venture partners will provide interim construction financing with third party financing expected in early 1999. Project costs are expected to total approximately $320 million. CSW International has a 50% interest in the joint venture.

      C3 Communications
      On October 8, 1998, C3 Communications announced that it had signed an agreement with ICG Communications, Inc. to end their CSW\ICG ChoiceComSM partnership. The agreement, anticipated to close by the end of 1998 or early 1999, is subject to the approval of the Texas Commission and the Federal Communications Commission and to certain other conditions, some of which may not be waived by the parties. ChoiceCom was formed in January 1997 to market telecommunications services, including local exchange telephone service, in a four-state region in the southwest.

      C3 Communications plans to form a new division, C3 Networks, from the fiber assets of the partnership that C3 Communications will receive under the agreement. C3 Networks will use this city-to-city fiber network to deliver state-of-the-art optical networking to the wholesale telecommunications market. The preceding two sentences contains forward-looking information within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD-LOOKING INFORMATION. Also, as part of the agreement, ICG Communications is expected to own and operate ChoiceCom's telephone business in several Texas cities.

      Under the terms of the agreement, ICG Communications will pay, upon closing, approximately $50 million for certain ChoiceCom assets comprising ChoiceCom's telephone business. C3 Communications will also receive the fiber network assets from the partnership at closing. The agreement is expected to result in a one-time gain, which is not expected to be material to CSW's annual earnings. During the remainder of 1998 and thereafter, C3 Communications' operating expenses and capital investments to develop its city-to-city fiber optic network are expected to be significantly lower than the previously expected expenses and investments that would have been required to support the ChoiceCom partnership.

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

      Electricity Deregulation in the United Kingdom
      On October 28, 1998, the market for the supply of electricity was opened to competition in part of the United Kingdom, and competition is to be extended to the rest of the country in subsequent phases. Customers in SEEBOARD's region will be able to choose their power supplier, but SEEBOARD will also be able to win customers in areas previously supplied by other regional electricity companies.


RISK MANAGEMENT

      In October 1997, CSW's board of directors adopted a risk management resolution authorizing CSW to engage in currency, interest rate and energy spot and forward transactions and related derivative transactions on behalf of CSW with foreign and domestic parties. The risk management program is necessary to meet the growing demands of CSW's customers for competitive prices as well as price stability, to enable CSW to compete in a deregulated power industry, to manage the risks associated with domestic and foreign investments and to take advantage of strategic investment opportunities.

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

      Since CSW's purchase of SEEBOARD in 1995, it has been exposed to currency and interest rate risks which reflect the floating exchange rate that exists between the U.S. dollar and the British pound. CSW has utilized certain risk management tools to manage potential adverse changes in exchange rates and to facilitate financing transactions resulting from CSW's acquisition of SEEBOARD. At September 30, 1998, CSW had positions in two cross currency swap contracts to hedge its interest rate and exchange rate risks associated with these U.S. denominated debts. The following table presents information relating to these contracts. The market value represents the foreign exchange/interest rate terms inherent in the cross currency swaps at current market pricing. CSW expects to hold these contracts to maturity. At current exchange rates, this liability is included in long-term debt on the balance sheet at a carrying value of approximately $431 million.

                                               Expected          Expected
                                              Cash Inflows          Cash
      Contract                Maturity        (Maturity           Outflows
                                Date           Value)           (Market Value)
      --------------------------------------------------------------------------

      Cross currency swap    August 1, 2001    $200 million     $219.7  million
      Cross currency swap    August 1, 2006    $200 million     $229.0  million

      The decline in value of the currency swaps reflects the strengthening of the British pound versus the U.S. dollar. Consequently, CSW's investment in SEEBOARD's assets at September 30, 1998 is worth more in U.S. dollars than when the acquisition was made. This gain in asset value offsets the change in market value of the currency swaps.

      CSW Energy or its affiliates use interest rate swap agreements to hedge exposure to fluctuations in the interest rates to be paid on outstanding indebtedness. CSW Energy or its affiliates have entered into swaps on debt totaling $87 million with expiration dates through the year 2013. The interest rate of these instruments is 6.02%.

      CSW Energy or its affiliates are exposed to credit risk in the event of nonperformance by the counter parties. An analysis of the financial condition of each counter party is made prior to entering into an agreement, credit limits are established and the appropriateness of these limits are monitored on an on-going basis.


ENVIRONMENTAL

      State of Texas
      Pursuant to legislation passed in the 1997 Texas legislature, the Texas Natural Resources Conservation Commission is developing a program that will allow effected parties to obtain permits for grandfathered facilities on a voluntary basis. Grandfathered facilities are generally defined as those facilities with air emissions that began operation before the requirements of the 1971 Clean Air Act took effect. These facilities were not required to obtain construction or operation permits for their air emissions. Grandfathered facilities include a wide range of sources, including refineries, chemical plants, power plants, cotton gins, paint shops, bakeries, and dry cleaners.

      Constituents in Texas are working with the Texas Natural Resources Conservation Commission to develop the rules for the voluntary program, which are currently in draft form. The proposed draft rules call for grandfathered facilities to employ "best available retrofit technology" where appropriate and reasonable. CSW estimates the cost to obtain permits for its grandfathered units under the voluntary program to be $3 to $15 million over the next ten years. All of CSW's grandfathered units are gas units which are less expensive to upgrade than coal units.


OTHER MATTERS

      Year 2000
      In 1996, CSW initiated a system-wide program to prepare CSW's computer systems and applications for the year 2000. The year 2000 activities are a top priority of CSW. CSW expects to incur internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare the systems for the year 2000. Costs related to the year 2000 program are being expensed as incurred. The estimated historical costs incurred to date for the year 2000 project are $13 million, $11 million of which has been incurred in 1998. Testing and conversion is expected to cost an additional $32 million to $37 million over the next eighteen months, including both domestic and foreign operations. Approximately 29% of the expected costs are to be covered through the redeployment of existing resources. Approximately 39% of the projected costs are for contract labor. The remaining 32% of the projected costs is for computer hardware and software purchases. The funds for year 2000 project expenditures are included in CSW's operating budget. At present, no CSW computer information system projects have been affected by the year 2000 project, but that may change as the year 2000 approaches. Accordingly, no estimate has been made for the financial impact of any future forgone projects. CSW has completed a review of its year 2000 project. The purpose of this review was to assess the project plans and processes to ensure that the significant risks to CSW associated with the year 2000 are prudently managed. Several changes have been incorporated into the year 2000 project as a result of the review findings.

      The year 2000 project includes all management information systems that support business functions such as customer billing, payroll and other business functions. Other systems with computer-based controls such as telecommunications, elevators, building environmental management, metering, plant, transmission, distribution and substations are included in this project as well. The greatest financial risk to CSW would be a total inability to generate and deliver electricity. Many primary systems and backup systems would have to fail in order for that total inability to occur. The probability of a total inability by CSW to generate and deliver electricity is very low because only 50% of its power generation systems operate with date sensitive logic and less than 15% of the transmission and distribution systems contain date sensitive logic. The potential problems related to this worse case scenario include electric service interruptions to customers, interrupted revenue data gathering and poor customer relations resulting from delayed billing. Currently, no cost estimate exists related to CSW's year 2000 risks.

      CSW's system-wide year 2000 program began with the naming of an executive sponsor and project manager and the formation of a program management office. CSW has hired a consultant to assist the project team. Status is checked bi-weekly including weekly updates to the senior management team, monthly review by an executive oversight committee comprised of the functional vice presidents, and quarterly review by the board of directors' audit committee. Key milestones for the CSW system-wide year 2000 program excluding SEEBOARD are listed below.

     (i) Inventory and assessment of business applications and vendor supplied software were completed in the first quarter of 1997. Only 25% of the business application programs were determined to be non-compliant and in need of remediation by December 1999.
     (ii) Plans for modification and certification testing of business application software was completed in the third quarter of 1997.
     (iii) Remediation plans and schedules for business applications were established in the fourth quarter of 1997, and conversion and certification activities were initiated. All but three applications are targeted for completion by December 31, 1998 and the remainder by mid-year 1999. The conversion and certification activities are approximately 60% complete.

     (iv) A detailed inventory and assessment of other critical systems was completed in the third quarter of 1998. This includes switchboards, elevators, environmental controls, vehicles, metering systems, and embedded logic or real time control systems in support of generation and delivery of electricity. The findings have shown that less than 15% of installed controls have microprocessors, very few have date logic and over 90% of those with date logic already process new millennium dates correctly. The need for additional functionality in the early 1990's resulted in the modernization of several electric operation systems that has reduced the conversion requirements. Corrective and certification measures are well underway for these systems and completion is targeted for all systems by the second quarter of 1999.
     (v) Contingency plans are currently in development to address year 2000 issues internally, as well as within the national electric delivery system, and with our suppliers. Contingency plans will be completed in the first quarter of 1999, and most of calendar year 1999 has been reserved for final verification of all external interfaces and rehearsal of contingency plans.

      SEEBOARD is on schedule to complete an inventory and assessment of all critical systems by year-end 1998 and remediation of those systems in the first quarter of 1999. Final verification of those systems is scheduled for completion by mid-year 1999.

      The preceding discussion contains forward-looking information within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD-LOOKING INFORMATION.


      New Accounting Standards

      The  FASBoard  has  issued  SFAS  No.  133,   Accounting   for  Derivative
Instruments and Hedging Activities, which is effective for fiscal years beginning after June 15, 1999.

      The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants has issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities, which is effective for fiscal years beginning after December 15, 1998.

      See NOTE 8. ACCOUNTING STANDARDS for additional information on the new accounting standards.

PART II - OTHER INFORMATION

      For background and earlier developments relating to PART II information, reference is made to the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 1997 and Combined Quarterly Reports on Form 10-Q for the quarters ended March 31, 1998 and June 30, 1998.


ITEM 1.  LEGAL PROCEEDINGS.

      Legal Claims and Proceedings
      The CSW System is party to various legal claims and proceedings arising in the normal course of business. Management does not expect disposition of these matters to have a material adverse effect on the Registrants' results of operations or financial condition. See PART I - NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS and NOTE 3. COMMITMENTS AND CONTINGENT LIABILITIES.


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
        WTU - (Exhibit 27.5),  filed herewith.


(b)   REPORTS FILED ON FORM 8-K:

CSW, PSO, and SWEPCO

Date of earliest event reported:    August 17, 1998
Date of Report:                     August 20, 1998

Item 5. Other Events and Item 7. Financial Statements and Exhibits, reporting information related to the proposed merger between CSW and AEP (requested merger approval from the Oklahoma Commission and conditional approval of the merger by the Arkansas Commission).

CSW and PSO

Date of earliest event reported:    October 1, 1998
Date of Report:                     October 9, 1998

Item 5. Other Events and Item 7. Financial Statements and Exhibits, reporting information related to the proposed merger between CSW and AEP (recommendation from an administrative law judge that the merger filing be dismissed for lack of information).

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned Registrant shall be deemed to relate only to matters having reference to such Registrant or its subsidiaries.


                       CENTRAL AND SOUTH WEST CORPORATION


Date:  November 16, 1998            /s/ Lawrence B. Connors
                                    -------------------------------------------
                                    Lawrence B. Connors
                                    Controller and Chief Accounting Officer
                                    (Principal Accounting Officer)



                         CENTRAL POWER AND LIGHT COMPANY
                       PUBLIC SERVICE COMPANY OF OKLAHOMA
                       SOUTHWESTERN ELECTRIC POWER COMPANY
                          WEST TEXAS UTILITIES COMPANY


Date:  November 16, 1998            /s/ R. Russell Davis
                                    --------------------------------

                                    R. Russell Davis
                                    Controller and Chief Accounting Officer
                                    (Principal Accounting Officer)