Form 10-K
period 1998-12-31
CENTRAL & SOUTH WEST CORP; CENTRAL POWER & LIGHT CO /TX/; PUBLIC SERVICE CO OF OKLAHOMA; SOUTHWESTERN ELECTRIC POWER CO; WEST TEXAS UTILITIES CO
filed 1999-03-12
CIK 18540, 18734, 81027, 92487, 105860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

         (Mark One)
               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                       OR
              [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from ________ to _______

Commission        Registrant, State of Incorporation,         I.R.S. Employer
File Number       Address and Telephone Number                Identification No.
-----------       -----------------------------------         ------------------
1-1443            Central and South West Corporation             51-0007707
                  (A Delaware Corporation)
                  1616 Woodall Rodgers Freeway
                  Dallas, Texas 75202-1234
                  (214) 777-1000

0-346             Central Power and Light Company                74-0550600
                  (A Texas Corporation)
                  539 North Carancahua Street
                  Corpus Christi, Texas 78401-2802
                  (512) 881-5300

0-343             Public Service Company of Oklahoma             73-0410895
                  (An Oklahoma Corporation)
                  212 East 6th Street
                  Tulsa, Oklahoma 74119-1212
                  (918) 599-2000

1-3146            Southwestern Electric Power Company            72-0323455
                  (A Delaware Corporation)
                  428 Travis Street
                  Shreveport, Louisiana 71156-0001
                  (318) 673-3000

0-340             West Texas Utilities Company                   75-0646790
                  (A Texas Corporation)
                  301 Cypress Street
                  Abilene, Texas 79601-5820
                  (915) 674-7000

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                                    Name of Each Exchange
Registrant                            Title of Each Class                           on Which Registered
----------                            -------------------                           ---------------------

Central and South West Corporation    Common Stock, $3.50 Par Value                 New York Stock Exchange, Inc.
                                                                                    Chicago Stock Exchange, Inc.

CPL Capital I                         8.00% Cumulative Quarterly Income Preferred   New York Stock Exchange, Inc.
                                      Securities, Series A, Liquidation Preference
                                      $25 per Preferred Security

PSO Capital I                         8.00% Trust Originated Preferred Securities   New York Stock Exchange, Inc.
                                      Series A, Liquidation Preference $25 per
                                      Preferred Security

SWEPCO  Capital I                     7.875% Trust Preferred Securities, Series A,  New York Stock Exchange, Inc.
                                      Liquidation amount $25 per Preferred
                                      Security

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

Registrant                                      Title of Each Class
----------                                      -------------------

Central Power and Light Company                 Cumulative Preferred Stock, $100 Par Value

Public Service Company of Oklahoma              Cumulative Preferred Stock, $100 Par Value

Southwestern Electric Power Company             Cumulative Preferred Stock, $100 Par Value

West Texas Utilities Company                    Cumulative Preferred Stock, $100 Par Value

      Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) have been subject to such filing requirements for the past 90 days. Yes __X__ No ____

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:

Central and South West Corporation[__X__], Central Power and Light Company [__X__], Public Service Company of Oklahoma [__X__], Southwestern Electric Power Company [__X__] and West Texas Utilities Company [__X__]

      Aggregate market value of the Common Stock of Central and South West Corporation at February 22, 1999 held by non-affiliates was approximately $5.4 billion. Number of shares of Common Stock outstanding at February 22, 1999:
212,612,368. Central and South West Corporation is the sole holder of the common stock of Central Power and Light Company, Public Service Company of Oklahoma, Southwestern Electric Power Company and West Texas Utilities Company.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the 1999 Notice of Annual Meeting and Proxy Statement of Central and South West Corporation are hereby incorporated by reference into
Part III hereof.

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

                               TABLE OF CONTENTS

GLOSSARY OF TERMS................................................ii

FORWARD-LOOKING INFORMATION......................................v

PART I

 ITEM 1. BUSINESS ...............................................1
 ITEM 2. PROPERTIES .............................................26
 ITEM 3. LEGAL PROCEEDINGS ......................................27
 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ....28

 PART II

 ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED
      STOCKHOLDER MATTERS .......................................2-1
 ITEM 6. SELECTED FINANCIAL DATA ................................2-2
      Registrants
 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS .......................2-2
      Registrants
 ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
      MARKET RISK................................................2-2
 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ............2-2
      Registrants
 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
      ACCOUNTING AND FINANCIAL DISCLOSURE .......................2-151

PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS ..3-1
 ITEM 11. EXECUTIVE COMPENSATION ...............................3-7
 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
      MANAGEMENT ...............................................3-12
 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .......3-14

 PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
      ON FORM 8-K ..............................................4-1

GLOSSARY OF TERMS
The following abbreviations or acronyms used in this Form 10-K are defined below:

Abbreviation or Acronym        Definition
AEP ....................American Electric Power Company, Inc.
AEP Merger .............Proposed Merger between AEP and CSW where CSW would become a wholly owned subsidiary of AEP
AFUDC ..................Allowance for funds used during construction
ALJ ....................Administrative Law Judge
Alpek ..................Alpek S.A. de C.V.
Altamira................CSW International cogeneration project in Altamira,
                        Tamaulipas, Mexico
Anglo Iron..............Anglo Iron and Metal, Inc.
APBO ...................Accumulated Postretirement Benefit Obligation
Arkansas Commission ....Arkansas Public Service Commission
Btu ....................British thermal unit
Burlington Northern ....Burlington Northern Railroad Company
C3 Communications ......C3 Communications, Inc., Austin, Texas (formerly CSW
                        Communications, Inc.)
CAAA ...................Clean Air Act/Clean Air Act Amendments
Cajun ..................Cajun Electric Power Cooperative, Inc.
CEO ....................Chief Executive Officer
CERCLA .................Comprehensive Environmental Response, Compensation and
                        Liability Act of 1980
ChoiceCom ..............CSW/ICG ChoiceCom, L.P., a terminated joint venture between C3 Communications and ICG Communications, Inc.
CLECO ..................Central Louisiana Electric Company, Inc.
Court of Appeals .......Court of Appeals, Third District of Texas, Austin, Texas
CPL ....................Central Power and Light Company, Corpus Christi, Texas
CPL 1997 Final Order ...Final orders received from the Texas Commission in
                        CPL's rate case Docket No, 14965, including both the order received on September 10, 1997 and the revised order received on October 16, 1997
CPL 1996 Fuel Agreement.Fuel settlement agreement entered into by CPL and other parties
CSW ....................Central and South West Corporation, Dallas, Texas
CSW Credit .............CSW Credit, Inc., Dallas, Texas
CSW Energy .............CSW Energy, Inc., Dallas, Texas
CSW Energy Services ....CSW Energy Services, Inc., Dallas, Texas
CSW International ......CSW International, Inc., Dallas, Texas
CSW Investments ........CSW Investments, an unlimited company organized in the
                        United Kingdom through which CSW International owns SEEBOARD
CSW Leasing ............CSW Leasing, Inc., Dallas, Texas
CSW Power Marketing ....CSW Power Marketing, Inc., Dallas, Texas
CSW Services ...........Central and South West Services, Inc., Dallas, Texas
                        and Tulsa, Oklahoma
CSW System .............CSW and its subsidiaries
CSW UK Finance Company..An unlimited company organized in the United Kingdom through which CSW International owns CSW Investments
CSW U.S. Electric
   System...............CSW and the U.S. Electric Operating Companies
CWIP ...................Construction work in progress
DeSoto .................Parish of DeSoto, State of Louisiana pollution control revenue bond issuing authority
DGES ...................Director General of Electricity Supply
DHMV ...................Dolet Hills Mining Venture
Diversified Electric ...CSW Energy and CSW International
DOE ....................United States Department of Energy
ECOM ...................Excess cost over market
EITF....................Emerging Issues Task Force
El Paso ................El Paso Electric Company
EMF ....................Electric and magnetic fields
EnerACT.................Energy Aggregation and Control Technology
Energy Policy Act ......National Energy Policy Act of 1992
EnerShop ...............EnerShopsm Inc., Dallas, Texas
Entergy Texas, Inc. ....Entergy Texas Utilities Company, Inc.
EPA ....................United States Environmental Protection Agency
EPS ....................Earnings per share of common stock
ERCOT ..................Electric Reliability Council of Texas
ERISA ..................Employee Retirement Income Security Act of 1974, as
                        amended
Exchange Act ...........Securities Exchange Act of 1934, as amended
EWG ....................Exempt Wholesale Generator
FERC ...................Federal Energy Regulatory Commission
FMB ....................First mortgage bond
FUCO ...................Foreign utility company as defined by the Holding
                        Company Act
Guadalupe ..............Guadalupe-Blanco River Authority pollution control revenue bond issuing authority
HL&P ...................Houston Lighting & Power Company
Holding Company Act ....Public Utility Holding Company Act of 1935, as amended
HVdc ...................High-voltage direct-current

The following abbreviations or acronyms used in this Form 10-K are defined below:

Abbreviation or Acronym       Definition
IPP ....................Independent power producer
IBEW ...................International Brotherhood of Electrical Workers
ISO ....................Independent system operator
ITC ....................Investment tax credit
Joint Proxy Statement...The Notice of Annual Meeting and Joint Proxy Statement
                        of American Electric Power Company, Inc. and Central and South West Corporation
KW .....................Kilowatt
KWH ....................Kilowatt-hour
LIFO ...................Last-in first-out (inventory accounting method)
Louisiana Commission ...Louisiana Public Service Commission
LTIP ...................Amended and Restated 1992 Long-Term Incentive Plan
Matagorda ..............Matagorda County Navigation District Number One
                        (Texas) pollution control revenue bond issuing authority
Mcfs ...................Thousand cubic feet of gas
MD&A ...................Management's Discussion and Analysis of Financial
                        Condition and Results of Operations
MDEQ ...................Mississippi Department of Environmental Quality
MGP ....................Manufactured gas plant or coal gasification plant
Mirror CWIP ............Mirror construction work in progress
Mississippi Power ......Mississippi Power Company
MMbtu ..................Million Btu
MW .....................Megawatt
MWH ....................Megawatt-hour
National Grid ..........National Grid Group plc
NEIL ...................Nuclear Electric Insurance Limited
NLRB ...................National Labor Relations Board
NRC ....................Nuclear Regulatory Commission
OASIS ..................Open access same time information system
OEFA ...................Oklahoma Environmental Finance Authority pollution control revenue bond issuing authority
Oklahoma Commission ....Corporation Commission of the State of Oklahoma
Oklaunion ..............Oklaunion Power Station Unit No. I
OPEB ...................Other postretirement benefits (other than pension)
PCB ....................Polychlorinated biphenyl
PCRB ...................Pollution Control Revenue Bond
PowerShare .............CSW's PowerShareSM Dividend Reinvestment and Stock
                        Purchase Plan
PRP ....................Potentially responsible party
PSO ....................Public Service Company of Oklahoma, Tulsa, Oklahoma
PSO 1997 Rate Settlement
   Agreement............Joint stipulation agreement reached by PSO and other parties to settle PSO's rate inquiry
PURPA ..................Public Utility Regulatory Policies Act of 1978
QF .....................Qualifying Facility as defined in PURPA
RCRA ...................Federal Resource Conservation and Recovery Act of 1976
Red River ..............Red River Authority of Texas pollution control revenue bond issuing authority
Registrant(s) ..........CSW, CPL, PSO, SWEPCO and WTU
RESCTA .................Rural Electric Supplier Certified Territory Act
Retirement Plan ........CSW's tax-qualified Cash Balance Retirement Plan
Retirement Savings Plan.CSW's employee retirement savings plan
Rights Plan ............Stockholders Rights Agreement between CSW and CSW
                        Services, as Rights Agent
RUS ....................Rural Utilities Service of the federal government
Sabine .................Sabine River Authority of Texas pollution control revenue bond issuing authority
Siloam Springs .........City of Siloam Springs, Arkansas pollution control revenue bond issuing authority
SAR ....................Stock Appreciation Right
SEC ....................United States Securities and Exchange Commission
SEEBOARD ...............SEEBOARD Group plc, Crawley, West Sussex, United
                        Kingdom
SEEBOARD U.S.A..........CSW's investment in SEEBOARD consolidated and converted to U.S. Generally Accepted Accounting Principles
SERP ...................Special Executive Retirement Plan
SFAS ...................Statement of Financial Accounting Standards
SFAS No. 52 ............Foreign Currency Translation
SFAS No. 71 ............Accounting for the Effects of Certain Types of
                        Regulation
SFAS No. 87 ............Employers' Accounting for Pensions
SFAS No. 88.............Employers' Accounting for Settlements and Curtailments
                        of Defined Pension Plans and for Termination Benefits
SFAS No. 106 ...........Employers' Accounting for Postretirement Benefits
                        Other than Pensions
SFAS No. 115 ...........Accounting for Certain Investments in Debt and Equity
                        Securities
SFAS No. 123 ...........Accounting for Stock-Based Compensation
SFAS No. 130 ...........Reporting Comprehensive Income

The following abbreviations or acronyms used in this Form 10-K are defined below:

Abbreviation or Acronym       Definition
SFAS No. 131 ...........Disclosure about Segments of an Enterprise and Related
                        Information
SFAS No. 132 ...........Employers' Disclosures about Pensions and Other
                        Postretirement Benefits
SFAS No. 133 ...........Accounting for Derivative Instruments and Hedging
                        Activities
SOP 98-5 ...............Statement of Position 98-5, Reporting on the Costs of
                        Start-up Activities
SPP ....................Southwest Power Pool
STP ....................South Texas Project nuclear electric generating station
STPNOC .................STP Nuclear Operating Company, a non-profit Texas corporation, jointly owned by CPL, HL&P, City of Austin, and City of San Antonio
SWEPCO .................Southwestern Electric Power Company, Shreveport,
                        Louisiana
SWEPCO Plan ............The amended plan of reorganization for Cajun filed by the Members Committee and SWEPCO on March 18, 1998 with the U.S. Bankruptcy Court for the Middle District of Louisiana
Tejas ..................Tejas Gas Corporation
Texas Commission .......Public Utility Commission of Texas
Titus County ...........Titus County Fresh Water Supply District No. 1 pollution control revenue bond issuing authority
TNRCC ..................Texas Natural Resource Conservation Commission
Transok.................Transok, Inc. and subsidiaries
Trust Preferred
   Securities...........Collective term for securities issued by business trusts of CPL, PSO and SWEPCO classified on the balance sheet as "Certain Subsidiary (or CPL/PSO/SWEPCO)-obligated, mandatorily redeemable preferred securities of subsidiary trusts holding solely Junior Subordinated Debentures of such Subsidiaries (or CPL/PSO/SWEPCO)"
U.K. Electric...........SEEBOARD U.S.A.
Union Pacific ..........Union Pacific Railroad Company
U.S. Electric Operating Companies or
     U.S. Electric .....CPL, PSO, SWEPCO and WTU
Vale ...................Empresa De Electricidade Vale Paranapanema S/A, a
                        Brazilian Electric Distribution Company
Valero..................Valero Refining Company-Texas, Valero Refining Company
                        and Valero Energy Company
WTU ....................West Texas Utilities Company, Abilene, Texas
Yorkshire ..............Yorkshire plc, a regional electricity company in the
                        United Kingdom

FORWARD-LOOKING INFORMATION

This report made by CSW and certain of its subsidiaries contains forward-looking statements within the meaning of Section 21E of the Exchange Act. Although CSW and each of its subsidiaries believe that their expectations are based on reasonable assumptions, any such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:

     - the impact of general economic changes in the United States and in countries in which CSW either currently has made or in the future may make investments,
     - the impact of deregulation on the United States electric utility business,
     - increased competition and electric utility industry restructuring in the United States,
     - the impact of the proposed AEP Merger including any regulatory conditions imposed on the merger, the inability to consummate the AEP Merger, or other merger and acquisition activity including the SWEPCO Plan,
     - federal and state regulatory developments and changes in law which may have a substantial adverse impact on the value of CSW System assets,
     -   timing and adequacy of rate  relief,
     -   adverse  changes in electric load and customer growth,
     -   climatic changes or unexpected changes in weather patterns,
     - changing fuel prices, generating plant and distribution facility performance,
     -   decommissioning costs associated with nuclear generating  facilities,
     - costs associated with any year 2000 computer related failure(s) either within the CSW System or supplier failures that adversely affect the CSW System,
     - uncertainties in foreign operations and foreign laws affecting CSW's investments in those countries,
     - the effects of retail competition in the natural gas and electricity distribution and supply businesses in the United Kingdom, and
     - the timing and success of efforts to develop domestic and international power projects.

In the non-utility area, the previously mentioned factors apply and also include, but are not limited to:

     - the ability to compete effectively in new areas, including telecommunications, power marketing and brokering, and other energy related services, and
     - evolving federal and state regulatory legislation and policies that may adversely affect those industries generally or the CSW System's business in areas in which it operates.

PART I

ITEM 1. BUSINESS.

      CSW, incorporated under the laws of Delaware in 1925, is a Dallas-based public utility holding company registered under the Holding Company Act. CSW owns all of the outstanding shares of common stock of the U.S. Electric Operating Companies, CSW Services, CSW Credit, CSW Energy, CSW International, C3 Communications, EnerShop and a currently inactive CSW Energy Services and indirectly owns all of the outstanding share capital of SEEBOARD. In addition, CSW owns 80% of the outstanding shares of common stock of CSW Leasing. In 1998, CSW's operating segments, including its four registrants that form the U.S. Electric segment, contributed the following percentages to aggregate operating revenues, operating income and net income.


                                                              Other and
                                           U.S.       U.K.   Reconciling
                  CPL  PSO  SWEPCO  WTU   Electric  Electric    Items    Total
                  -------------------------------------------------------------
   Operating
     Revenues      25   14    17      8     64         32         4      100%
   Operating
     Income        32   15    16     10     73         26         1      100%
   Net Income      35   17    22      9     83         27       (10)     100%


      The relative contributions of the U.S. Electric, U.K. Electric and Diversified Electric segments and other non-utility subsidiaries to the aggregate operating revenues, operating income and net income differ from year to year due to variations in weather, fuel costs, timing and amount of rate changes and other factors, including but not limited to changes in business conditions and the results of non-utility businesses. Sales of electricity by the U.S. Electric Operating Companies tend to increase during warmer summer months and, to a lesser extent, cooler winter months, because of higher demand for power. The sale of electricity by the U.K. Electric segment tends to increase during colder winter months because of a higher demand for power. For additional detail related to CSW's reportable business segments, see ITEM 8 -
NOTE 14. BUSINESS SEGMENTS. For financial results showing CSW's seasonality, see
ITEM 8 - NOTE 19. QUARTERLY INFORMATION.

      The CSW System is subject to the jurisdiction of the SEC under the Holding Company Act with respect to the issuance, acquisition and sale of securities, the acquisition and sale of utility assets or any interest in any other business and accounting practices, including certain affiliate transactions, and other matters. See RATES AND REGULATION below, and ITEM 7. MD&A for additional information regarding the Holding Company Act.


PROPOSED AEP MERGER

      Background Information
      On December 22, 1997, CSW and AEP announced that their boards of directors had approved a definitive merger agreement for a tax-free, stock-for-stock transaction creating a company with a total market capitalization of approximately $28 billion at that time. At December 31, 1998, the total market capitalization of the combined company would have been $28 billion ($15 billion in equity; $13 billion in debt), the combined company would have served more than 4.6 million customers in 11 states and approximately 4 million customers outside the United States. On May 27, 1998, AEP shareholders approved the issuance of the additional shares of stock required to complete the merger. On May 28, 1998, CSW stockholders approved the merger.

      Under the merger agreement, each common share of CSW will be converted into 0.6 shares of AEP common stock. Based upon AEP's closing price immediately prior to the merger announcement, this represented a premium of 20% over the CSW closing price and would have issued approximately $6.6 billion in stock to CSW stockholders to complete the transaction. At December 31, 1998, AEP would have issued approximately $6.0 billion in stock to CSW stockholders to complete the transaction. CSW plans to continue to pay dividends on its common stock until the closing of the AEP Merger at approximately the same times and rates per share as in 1998, subject to continuing evaluation of CSW's financial condition and earnings by the CSW board of directors.

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

      The merger agreement contains covenants and agreements that restrict the manner in which the parties may operate their respective businesses until the time of closing of the merger. In particular, without the prior written consent of AEP, CSW may not engage in a number of activities that could affect its sources and uses of funds. Pending closing of the merger, CSW's and its subsidiaries' strategic investment activity, capital expenditures and non-fuel operating and maintenance expenditures are restricted to specific agreed upon projects or agreed upon amounts. In addition, prior to consummation of the merger, CSW and its subsidiaries are restricted from: (i) issuing shares of common stock other than pursuant to employee benefit plans; (ii) issuing shares of preferred stock or similar securities other than to refinance existing obligations or to fund permitted investment or capital expenditures; and (iii) incurring indebtedness other than pursuant to existing credit facilities, in the ordinary course of business or to fund permitted projects or capital expenditures. These restrictions are not expected to limit the ability of CSW and its subsidiaries to make investments and expenditures in amounts previously budgeted. (The foregoing statements constitute forward-looking statements within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD-LOOKING INFORMATION).

      Merger Regulatory Approval
      The merger is conditioned, among other things, upon the approval of several state and federal regulatory agencies. The transaction must satisfy many conditions, including the condition that it must be accounted for as a pooling of interests. The parties may not waive some of these conditions. AEP and CSW have initiated the process of seeking regulatory approvals, but there can be no assurances as to when, on what terms or whether the required approvals will be received or whether there will be any regulatory proceedings in the United Kingdom. The proposed AEP merger has a targeted completion date in the fourth quarter of 1999. However, there can be no assurance that the AEP merger will be consummated.

      See ITEM 7. MD&A and ITEM 8 - NOTE 16. PROPOSED AEP MERGER.


U.S. ELECTRIC

      The U.S. Electric Operating Companies generate, purchase, transmit, distribute and sell electricity. The U.S. Electric Operating Companies serve approximately 1.7 million customers in one of the largest combined service territories in the United States covering approximately 152,000 square miles in portions of Texas, Oklahoma, Louisiana and Arkansas. The customer base includes a mix of residential, commercial and diversified industrial customers. CPL and WTU operate in portions of south and central west Texas, respectively. PSO operates in portions of eastern and southwestern Oklahoma, and SWEPCO operates in portions of northeastern Texas, northwestern Louisiana and western Arkansas. Information concerning each of the U.S. Electric Operating Companies for 1998 is presented in the following table.


                                            Estimated
                               Estimated     Service     Average               Rural Electric
            State and Year of  Population   Territory   Number of   Municipal   Cooperatives
 Registrant Incorporation       Served     (sq. miles)  Customers   Customers      Served
 ---------------------------------------------------------------------------------------------

 CPL        Texas - 1945      1,808,000       44,000     642,000        1             4
 PSO        Oklahoma - 1913   1,112,000       30,000     486,000        2             2
 SWEPCO     Delaware - 1912     952,000       25,000     419,000        3             8
 WTU        Texas - 1927        394,000       53,000     188,000        4            13


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

      The largest cities in PSO's service territory are Tulsa, Lawton, Broken Arrow and Bartlesville. The economic base of PSO's service territory includes petroleum products, manufacturing and agriculture. The principal industries in the territory include natural gas and oil production, oil refining, steel processing, aircraft maintenance, paper manufacturing and timber products, glass, chemicals, cement, plastics, aerospace manufacturing, telecommunications and rubber goods.

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

      The largest cities in WTU's service territory are Abilene and San Angelo. The economic base of WTU's service territory includes agricultural businesses, such as the production of cattle, sheep, goats, cotton, wool, mohair and feed crops. Significant gains have been made in economic diversification through value added processing of these products. The natural resources of the territory include oil, natural gas, sulfur, gypsum and ceramic clays. Important manufacturing and processing plants served by WTU produce cottonseed products, oil products, electronic equipment, precision and consumer metal products, meat products, gypsum products and carbon fiber products. The territory also has several military installations and state correctional institutions.

      The U.S. Electric Operating Companies operate on an interstate basis to facilitate exchanges of power. PSO and WTU are interconnected through the 200 MW North HVdc transmission interconnection located at Vernon, Texas. SWEPCO and CPL are interconnected through the 600 MW East HVdc transmission interconnection located at Pittsburg, Texas.

      CPL and WTU are members of the ERCOT power grid that operates in Texas. Other ERCOT members include Texas Utilities Electric Company, HL&P, Texas Municipal Power Agency, Lower Colorado River Authority, the municipal systems of San Antonio, Austin and Brownsville, the South Texas and Medina Electric Cooperatives, and several other interconnected systems and cooperatives. PSO and

SWEPCO are members of the SPP power grid that includes 12 investor-owned utilities, 7 municipalities, 7 cooperatives, 3 state and 1 federal agency as well as IPPs and power marketers operating in the states of Arkansas, Kansas, Louisiana, Oklahoma and parts of Mississippi, Missouri, New Mexico and Texas. ERCOT members interchange power and energy with one another on a firm, economy and emergency basis, as do the members of the SPP.

      CSW Services performs, at cost, various accounting, engineering, tax, legal, financial, electronic data processing, centralized economic dispatching of electric power and other services for the CSW System, primarily for the U.S. Electric Operating Companies. The U.S. Electric Operating Companies are functionally organized into power generation, energy delivery and energy services business units, which are centrally managed by CSW Services. Currently, CSW is developing management information systems to report segment information along these business lines.


U.K. ELECTRIC

      SEEBOARD is one of the 12 regional electricity companies formed as a result of the restructuring and subsequent privatization of the United Kingdom electricity industry in 1990. CSW acquired indirect control of SEEBOARD in April 1996. SEEBOARD's principal businesses are the distribution and supply of electricity. In addition, SEEBOARD is engaged in other businesses, including gas supply, electricity generation, and electrical contracting.

      SEEBOARD's service area covers approximately 3,000 square miles in Southeast England. The service area extends from the outlying areas of London to the English Channel, and includes large towns such as Kingston-upon-Thames, Croydon, Crawley, Maidstone, Ashford and Brighton, as well as substantial rural areas. The area has a population of approximately 4.7 million people with significant portions of the area, such as south London, having a high population density. Over the past 25 years, the services sector of the area's economy has grown in importance, while the industrial sector has declined. Considerable commercial development has occurred in a number of towns in the area over the last ten years, in particular in the areas around Gatwick Airport and the English Channel ports.

      In 1998, the electricity market in the U.K. began a phased in opening of competition, allowing domestic and small business customers in selected areas to choose their electric suppliers. During 1999, competition will be extended to the entire country. SEEBOARD became one of the first regional electricity companies to compete in the open marketplace, with part of its service area being opened to competition in October 1998. SEEBOARD is actively competing to retain its existing customers and win new customers in other regions.

      In 1998, SEEBOARD streamlined its business by selling its 41 retail appliance superstores to the Dixons Stores Group for about $30 million. SEEBOARD recognized that its retail business would not be able to compete successfully over the long term with the larger national chains.

      In a joint venture, SEEBOARD Powerlink won a 30 year contract for $1.6 billion to operate, maintain, finance and renew the high-voltage power distribution network of the London Underground, the largest metropolitan rail system in the world. SEEBOARD Powerlink will be responsible for distributing high voltage electricity supply to all 270 London Underground stations and to some 250 miles of the rail system's track. SEEBOARD's partners in the Powerlink consortium are the international electrical engineering group, ABB, and the international cable and construction group, BICC.


OTHER CSW BUSINESS OPERATIONS

      CSW continually seeks opportunities to expand its non-utility business in areas related to energy and energy services. This expansion frequently occurs through strategic domestic and international acquisitions, through marketing initiatives inside and outside of the service territories of the U.S. Electric Operating Companies and through new business investments. Acquisitions of any new assets, or development of any new business opportunities, must meet defined criteria, including the potential to lower CSW System costs, increase long-term efficiency and competitiveness, and provide an acceptable return on investment to CSW. See PROPOSED AEP MERGER for information related to covenants and restrictions on certain business activities.

      Diversified Electric
      CSW Energy presently owns interests in six operating power projects totaling 978 MW which are located in Colorado, Florida and Texas. CSW Energy began construction in August 1998 of a 500 MW merchant power plant, known as Frontera, in the Rio Grande Valley, near the city of Mission, Texas. The natural gas-fired facility should begin simple cycle operation in the summer of 1999 and combined cycle operation by the end of 1999.

      CSW International was organized to pursue investment opportunities in EWGs and FUCOs and currently holds investments in the United Kingdom, Mexico and South America. In the first quarter of 1998, CSW International and its joint venture partner, Alpek, commenced commercial operations of a 109 MW, gas fired cogeneration project at Alpek's Petrocel industrial complex in Altamira, Tamaulipas, Mexico.

      Also during 1998, CSW International provided $100 million of debt, to be converted to equity at the end of 1999, to Vale based in Sao Paulo, Brazil. At December 31, 1998, CSW International had approximately $290 million invested in South America.

      In late 1998, CSW International and Scottish Power commenced construction of a 400 MW combined cycle gas turbine power station in southeast England. Commercial operation is expected to begin in the year 2000. CSW International has a 50% interest in the project.

      In addition to these projects, CSW Energy and CSW International have other projects in various stages of development.

      Energy Services

      C3 Communications
      C3 Communications, an exempt telecommunications company, is comprised of two divisions. C3 Communications' Utility Automation Division provides automatic meter reading, interval meter data and related products and services to commercial and industrial customers, electric, gas and water utilities and other energy service providers. C3 Communications' Networks Division was formed from the dissolution of ChoiceCom. C3 Communications' Networks Division offers high capacity inter-city fiber optic network services to telecommunications carriers and wholesale customers in Texas and Louisiana with plans to expand into Arkansas and Oklahoma.

      C3 Communications' Utility Automation Division entered the direct access market in 1998 and received approval from all three utility distribution companies in California to manage meter data for the state's deregulated electric utility industry. The Utility Automation Division continues to seek other domestic opportunities.

      In 1998, ChoiceCom expanded its switch-based local dial tone markets from three cities to five by installing state-of-the art Lucent 5ESS(R) switches in Dallas and Houston, Texas. ChoiceCom also expanded its long haul network with the installation and operation of a high capacity fiber optic system linking the Texas cities of Dallas, Houston, Austin and San Antonio in July of 1998.

      By mutual agreement, the ChoiceCom partnership was terminated December 31, 1998. ICG Communications, Inc. purchased ChoiceCom's local dial tone business while C3 Communications retained the long haul, high-capacity fiber optic network. With the fiber assets, C3 Communications established the Networks Division and plans to focus on CSW's original strategies to build new routes in the states of Texas, Oklahoma, Louisiana and Arkansas.

      The preceding discussion contains forward-looking information within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD-LOOKING INFORMATION.

      EnerShop
      EnerShop's two product lines are performance contracting and EnerACT advisory services.

      Through performance contracting, EnerShop provides energy services to customers in Texas and Louisiana that help reduce customers' operating costs through increased energy efficiencies and improved equipment operations. EnerShop utilizes the skills of local trade allies in offering services that include energy and facility analysis, project management, engineering design, equipment procurement and construction and performance monitoring.

      EnerACT is an innovative system that communicates with all brands and models of energy management systems and utility meters. EnerACT aggregates load profiles of multiple facilities into a single purchasing entity, optimizes real-time control of buildings simultaneously with real-time energy prices, and predicts energy consumption for operations through building simulation models. Customers in California, Illinois, Louisiana, New York, Texas, and Wisconsin currently subscribe to EnerACT advisory services.

      Other Ventures
      The CSW Services' Business Ventures group pursues energy-related projects. Projects for these groups include staffing services for electric utility nuclear power plants, energy management systems, and electric substation automation software. In August 1998, the SEC approved the marketing and distribution of electric bikes, and associated accessories under the TotalEV name.

      In late 1997, CSW Energy Services was launched to explore the electric utility industry's emerging retail supply markets as they were deregulated on a state-by-state basis. CSW Energy Services began selling retail electric supply to commercial customers in California and Pennsylvania. In March 1998, CSW Energy Services signed its first major supply contract in California. In January 1999, CSW Energy Services announced that it was ceasing its business as a retail electric supplier and that it would assign or terminate its existing electricity supply contracts to other suppliers.

      In June 1997, the FERC approved the request of CSW Power Marketing to sell power and energy at market-based rates in the wholesale market. AEP is currently pursuing this initiative. As a result, CSW has temporarily suspended this initiative.

      Other Diversified
      CSW Credit was originally formed to purchase, without recourse, accounts receivable from the U.S. Electric Operating Companies to reduce working capital requirements. In addition, because CSW Credit's capital structure is more leveraged than that of the U.S. Electric Operating Companies, CSW's overall cost of capital is lower. Subsequent to its formation, CSW Credit's business has expanded to include the purchase, without recourse, of accounts receivable from certain non-affiliated utilities subject to limitations imposed by the SEC under the Holding Company Act.

      CSW Leasing has investments in leveraged leases.

COMPETITION AND INDUSTRY CHALLENGES

      Competitive forces at work in the electric utility industry are affecting the CSW System and electric utilities generally. Current legislative and regulatory initiatives are likely to result in even greater competition in both the wholesale and retail markets in the future. As competition in the industry increases, the U.S. Electric Operating Companies will have the opportunity to seek new customers and at the same time will be at risk of losing customers to other competitors. Additionally, the U.S. Electric Operating Companies will continue to compete with suppliers of alternative forms of energy, such as natural gas, fuel oil and coal, some of which may be cheaper than electricity. As a whole, the U.S. Electric Operating Companies believe that their prices for electricity and the quality and reliability of their service currently place them in a position to compete effectively in the marketplace. In light of these anticipated changes, CSW continues to seek opportunities to expand its business operations that are not regulated by state utility commissions (The foregoing statement constitutes a forward-looking statement within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD-LOOKING INFORMATION).

      To address the anticipated changes in the electric utility industry and to properly align its business operations with its non-regulated activities, CSW manages its business operations in six distinct lines of business. These business lines fall into both the regulated and non-regulated categories. In addition, given the expected restructuring of the utility industry, certain aspects of the business lines will eventually cease to be regulated. Consequently, CSW's operating structure is designed to accommodate both the current business environment as well as the future. The six business lines are:
(i) power generation; (ii) energy delivery; (iii) energy services; (iv) international energy operations; (v) energy trading; and (vi) telecommunications. Currently, CSW is developing management information systems to report segment information along these business lines.

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


U.S. ELECTRIC

      Franchises
      The U.S. Electric Operating Companies hold franchises to provide electric service in various municipalities within their service areas. These franchises have varying provisions and expiration dates including, in some cases, termination and buy-out provisions. CSW considers the franchises of the U.S. Electric Operating Companies to be adequate for the conduct of their business.

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

      Three parties have filed applications at the Texas Commission requesting authority to provide retail electric service in CPL's currently certificated areas. Two of the parties requested that the Texas Commission order CPL to permit them to use CPL's distribution facilities, which management believes to be unlawful resulting in mandatory retail wheeling. The third party seeks to operate as a distribution utility that will serve a major economic development project located in the service areas of CPL and an electric cooperative in South Texas. The Texas Commission has docketed the cases for hearings. CPL is actively opposing these applications.

      In a separate docket, the Texas Commission has determined that three large naval bases, which are currently served as industrial customers by CPL, may qualify as wholesale customers. A second phase of the proceeding has been docketed to analyze all issues pertinent to the bases being able to take electric service from other wholesale providers. Among the issues to be addressed is the extent to which the Navy would have to compensate CPL for costs that may be stranded if the naval facilities were to obtain electric service from another wholesale provider. The Texas Commission's ultimate decision could have ramifications for other industrial customers in the State of Texas who own facilities upon which extensive distribution systems are located and who believe access to wholesale electric power providers would reduce their electric costs.

      Oklahoma Rates - PSO
      PSO currently is subject to the jurisdiction of the Oklahoma Commission with respect to retail prices. Pursuant to authority granted under RESCTA, the Oklahoma Commission established service territorial boundary maps in all unincorporated areas for all regulated retail electric suppliers serving Oklahoma. In accordance with RESCTA, a retail electric supplier may not extend retail electric service into the certified territory of another supplier, except to serve its own facilities or to serve a new customer with an initial full load of 1,000 KW or more. RESCTA provides that when any territory certified to a retail electric supplier or suppliers is annexed and becomes part of an incorporated city or town, the certification becomes null and void. However, once established in the annexed territory, a supplier may generally continue to serve within the annexed area. See ITEM 7. MD&A, RECENT DEVELOPMENTS AND TRENDS.

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

U.K. ELECTRIC

      SEEBOARD Rates and Franchise Area
      The distribution and supply businesses of SEEBOARD are principally regulated by the Electricity Act of 1989 and by the conditions contained in SEEBOARD's public electricity supply license. The public electricity supply license generally continues until at least 2025, although it may be revoked upon 25 years prior notice after 2000. In addition, the public electricity supply license may be revoked by the United Kingdom's Secretary of State in certain specified circumstances. Before October 1998, SEEBOARD had the sole right to supply substantially all of the consumers in its authorized area, except where demand exceeds 100 KW. However, commencing in October 1998, on a phased-in basis, SEEBOARD no longer has monopoly supply rights in its franchise area. At December 31, 1998, 10.5% of SEEBOARD's domestic customers had the option to elect an alternative supplier but no more than 0.5% had done so.

      Most of the income of the distribution business is regulated by a formula set by the DGES based upon, among other factors, the United Kingdom Retail Price Index. The formula generally sets a cap on the average price per unit of electricity distributed, with allowed annual increases based upon changes in the United Kingdom Retail Price Index plus a percentage factor set from time to time by the DGES. The DGES has commenced the review of allowed distribution charges for the regional electricity companies, including SEEBOARD, to take effect from April 1, 2000.

      The prices charged by SEEBOARD in its franchise supply business are also determined from a formula set from time to time by the DGES, although as competition increases, the significance of the regulatory allowance will decline. The formula provides for a price cap derived from the forecast electricity purchase costs, transmission charges, distribution costs and overheads, together with an allowed margin as determined by the DGES. All holders of a second-tier license, including SEEBOARD, who supply electricity to non-franchise customers must pay charges to the host regional electricity company for the use of its distribution network.


FUEL RECOVERY - U.S. ELECTRIC

      The recovery of fuel costs from retail customers by the U.S. Electric Operating Companies is subject to regulation by the state utility commissions in the states in which they operate. All of the contracts of the U.S. Electric Operating Companies with their wholesale customers contain FERC approved fuel-adjustment provisions for recovery of fuel costs.

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

      Oklahoma Fuel Recovery - PSO
      In general, MWH sales to PSO's retail customers are made at rates which include a service level fuel cost adjustment factor reflecting the difference between projected fuel and purchased power costs and the fuel rate embedded in PSO's base rates. The factors are determined twice each year and are based upon projected fuel, natural gas transportation, and purchased power costs. Any difference between projected and actual costs is included in the fuel recovery calculation for future periods. Oklahoma law requires that an examination of PSO's retail fuel cost adjustment factor be performed annually by the Oklahoma Commission which approves the utility's embedded fuel rate per KWH.

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

      Recoverability of Fuel Costs
      Under current regulation, the U.S. Electric Operating Companies recover all their material fuel costs from their customers. The inability of any of the U.S. Electric Operating Companies to recover its fuel costs under the procedures described above could have a material adverse effect on such company's results of operations and financial condition.

      See ITEM 7. MD&A and ITEM 8-NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for further information with respect to regulatory, rate and fuel proceedings.

FUEL SUPPLY AND PURCHASED POWER - U.S. ELECTRIC

      The U.S. Electric Operating Companies' net dependable summer rating, power generation capabilities and the type of fuel used are set forth in ITEM 2. PROPERTIES. Information concerning energy sources and cost data for the years 1996 through 1998 is presented in the following tables. In addition, detailed fuel cost and consumption information for 1998 is also presented.

CSW
Source of Energy (based on MW)                  1998          1997          1996
                                             -----------------------------------
Natural Gas                                       38%          36%           36%
Coal                                              39           41            39
Lignite                                            8            9             9
Nuclear                                            7            7             8
Other                                             --           --             1
                                             -----------------------------------
Total Generated                                   92           93            93
Purchased Power                                    8            7             7
                                             -----------------------------------
Total                                            100%         100%          100%
                                             -----------------------------------
Fuel Cost data
Average Btu per net KWH                       10,514       10,405        10,440
Cost per Mmbtu                                 $1.67        $1.83         $1.81
Cost per KWH generated                     1.75(cent)   1.90(cent)    1.89(cent)
Cost, including purchased power, as a
  percentage of revenue                         37.3%        38.1%         37.4%

CPL
Source of Energy (based on MW)
Natural Gas                                      51%           50%           42%
Coal                                              20           18            22
Nuclear                                           21           22            22
                                             -----------------------------------
Total Generated                                   92           90            86
Purchased Power                                    8           10            14
                                             -----------------------------------
Total                                            100%         100%          100%
                                             -----------------------------------
Fuel cost data
Average Btu per net KWH                       10,563       10,386        10,391
Cost per Mmbtu                                 $1.59        $1.83         $1.62
Cost per KWH generated                     1.68(cent)   1.90(cent)    1.68(cent)
Cost, including purchased power, as a
  percentage of revenue                         30.3%        32.9%         30.8%

PSO
Source of Energy (based on MW)
Natural Gas                                       43%          39%           43%
Coal                                              43           48            46
                                             -----------------------------------
Total Generated                                   86           87            89
Purchased Power                                   14           13            11
                                             -----------------------------------
Total                                            100%         100%          100%
                                             -----------------------------------
Fuel cost data
Average Btu per net KWH                       10,272       10,264        10,225
Cost per Mmbtu                                 $1.77        $1.98         $2.04
Cost per KWH generated                     1.82(cent)   2.03(cent)    2.09(cent)
Cost, including purchased power, as a
  percentage of revenue                         47.1%        46.4%         45.1%

SWEPCO
Source of Energy (based on MW)                 1998          1997           1996
                                             -----------------------------------
Natural Gas                                       15%          12%           15%
Coal                                              51           52            45
Lignite                                           23           26            26
Other                                             --           --             4
                                             -----------------------------------
Total Generated                                   89           90            90
Purchased Power                                   11           10            10
                                             -----------------------------------
Total                                            100%         100%          100%
                                             -----------------------------------
Fuel cost data
Average Btu per net KWH                       10,544       10,554        10,606
Cost per Mmbtu                                 $1.63        $1.69         $1.76
Cost per KWH generated                     1.72(cent)   1.79(cent)    1.87(cent)
Cost, including purchased power, as a
  percentage of revenue                         42.7%        43.4%         45.1%

WTU
Source of Energy (based on MW)
Natural Gas                                       42%          37%           46%
Coal                                              33           36            35
                                             -----------------------------------
Total Generated                                   75           73            81
Purchased Power                                   25           27            19
                                             -----------------------------------
Total                                            100%         100%          100%
                                             -----------------------------------
Fuel cost data
Average Btu per net KWH                       10,828       10,275        10,568
Cost per Mmbtu                                 $1.83        $1.98         $2.01
Cost per KWH generated                     1.98(cent)   2.03(cent)    2.12(cent)
Cost, including purchased power, as a
  percentage of revenue                         40.2%         42.6%        43.5%

                             1998 Cost             1998 Consumption
Fuel Type                    per MMbtu                (millions)
--------------------------------------------------------------------------------

                                           Mmbtus         Mcfs         Tons
CSW
Natural gas                     $2.21       295            288
Coal                             1.40       285                         17
Lignite                          1.35        59                          4
Nuclear                           .46        55
Composite                        1.67

CPL
Natural gas                     $2.12       137           133
Coal                             1.37        51                         3
Nuclear                           .46        55
Composite                        1.59

PSO
Natural gas                     $2.36        79            77
Coal                             1.17        78                         4
Composite                        1.77

SWEPCO
Natural gas                     $2.18        41            40
Coal                             1.58       127                         8
Lignite                          1.35        59                         4
Composite                        1.63

WTU
Natural gas                     $2.23        38            38
Coal                             1.26        29                         2
Composite                        1.83

      Natural Gas
      CSW Services purchased approximately 295 billion cubic feet of natural gas during 1998 for the U.S. Electric Operating Companies, which ranks them as the third largest consumer of natural gas in the United States. A majority of the gas fired electric generation plants are connected to at least two natural gas pipelines, which provides greater access to competitive supplies and improves reliability. Natural gas requirements for each plant are supplied by a portfolio of long-term and short-term gas purchase and transportation agreements which were acquired on a competitive basis and are market price based.

      Coal and Lignite
      The U.S. Electric Operating Companies purchase coal from a number of suppliers. In 1998, the U.S. Electric Operating Companies purchased approximately 73% of their total coal purchases under long-term contracts with the balance procured on the spot market. The coal for the plants comes primarily from Wyoming and Colorado mines which are located between 1,000 and 1,700 rail miles from the generating plants.

      Oklaunion - CPL, PSO and WTU
      The jointly-owned Oklaunion plant purchases coal under a coal supply contract with Caballo Coal Company which accounts for approximately 64% each of the total 1998 Oklaunion coal requirements for CPL, PSO and WTU with the balance procured on the spot market. As of December 31, 1998, CPL's share of the year-end 1998 coal inventory at Oklaunion was approximately 30,000 tons, representing a 39-day supply. PSO's share was approximately 50,000 tons, representing a 32-day supply. WTU's share was approximately 180,000 tons, representing a 34-day supply.

      Coleto Creek - CPL
      CPL has a long-term coal supply agreement with Colowyo Coal Company covering approximately 25% of the coal requirements of its Coleto Creek plant. During 1998, this agreement was extended to cover approximately 40% of the plant deliveries. The balance of the plant's coal deliveries came from spot market purchases of Powder River Basin and Colorado coal that was delivered under one spot market rail transportation agreement. Additionally, approximately 102,000 tons of coal were purchased from suppliers in Venezeula and transported via ship to the Port of Corpus Christi where it was then transferred by train and/or truck to the plant. At December 31, 1998, CPL had approximately 334,000 tons of coal in inventory at Coleto Creek, representing a 44-day supply.

      During 1999, CPL intends to purchase Powder River Basin coal on the spot market for approximately 50% of the Coleto Creek plant requirements and will transport such coal pursuant to a rail transportation agreement with Union Pacific. The remainder of CPL's coal will be purchased from multiple Colorado suppliers. This coal will also be transported by Union Pacific. As a result of the recent merger between Union Pacific and the Southern Pacific Transportation Company, Union Pacific is currently the only rail carrier with access to the Coleto Creek Plant. In 1994, CPL instituted a proceeding at the Interstate Commerce Commission requesting a reasonable rate for the 16 miles transported from Victoria, Texas to Coleto Creek. Southern Pacific Transportation Company moved to dismiss the complaint and, in a decision issued December 31, 1996, the Surface Transportation Board of the U.S. Department of Transportation, successor to the Interstate Commerce Commission, granted the motion. CPL has appealed this decision to the U.S. Court of Appeals for the Eighth Circuit where the matter is pending.

      Northeastern Station - PSO
      PSO has a contract with Kerr-McGee Coal Corporation, which substantially covers the coal supply for PSO's Northeastern Station coal units through 2007. In 1998, Kennecott Energy Corporation purchased Kerr-McGee Coal Corporation and assumed the PSO coal contract. Coal delivery is by unit trains from mines located in the Gillette, Wyoming vicinity, a distance of about 1,100 rail miles from the Northeastern Station. PSO owns sufficient railcars for operation of six unit trains. Coal is transported to the Northeastern Station pursuant to a long-term contract with Burlington Northern. The plant is also equipped to accept deliveries from Union Pacific. At December 31, 1998, PSO had approximately 522,000 tons of coal in inventory at Northeastern Station representing a 42-day supply.

      Welsh and Flint Creek - SWEPCO
      The long-term coal supply for SWEPCO's Welsh plant and its 50% owned Flint Creek plant is provided under a contract with Cyprus Amax Minerals Company. Coal under this contract is mined near Gillette, Wyoming, a distance of about 1,500 and 1,100 miles, respectively, from the Welsh and Flint Creek plants. Coal is delivered to the plants under rail transportation contracts with Burlington Northern and the Kansas City Southern Railroad Company having expiration dates ranging between 2001 and 2006. SWEPCO owns or leases, under long-term leases, sufficient railcars and spares for the operation of 15 unit trains. SWEPCO has supplemented its railcar fleet from time to time with short-term leases. At December 31, 1998, SWEPCO had coal inventories of approximately 875,000 tons at Welsh, representing a 44-day supply and approximately 503,000 tons at Flint
Creek, representing a 67-day supply, See ITEM 8-NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS and NOTE 3. COMMITMENTS AND CONTINGENT LIABILITIES for additional information.

      Pirkey and Dolet Hills - SWEPCO
      SWEPCO has acquired lignite leases covering an aggregate of about 27,000 acres near the Henry W. Pirkey power plant. Sabine Mining Company is the contract miner of these reserves. At December 31, 1998, approximately 277,000 tons of lignite were in SWEPCO's inventory at the Pirkey plant representing a 23-day supply. Another 25,000 acres are jointly leased in equal portions by SWEPCO and CLECO in the Dolet Hills area of Louisiana near the Dolet Hills Power

Plant. The DHMV is the contract miner for these reserves. At December 31, 1998, SWEPCO had 133,000 tons of lignite in inventory at the Dolet Hills plant, representing a 23-day supply. SWEPCO believes the acreage under lease in these areas contains sufficient reserves to cover the anticipated lignite requirements for the estimated useful lives of the lignite-fired plants.

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

      Outages are necessary approximately every 18 months for refueling. Because STP's fuel costs are significantly lower than any of the other CPL units, CPL's average fuel costs are expected to be higher whenever a STP unit is down for refueling or maintenance.

      CPL and the other STP participants have entered into contracts with suppliers for 100% of the uranium concentrate sufficient for the operation of both STP units through October 2001, with additional flexible contracts to provide 53% of the uranium concentrate needed for STP through 2003. In addition, CPL and the other STP participants have entered into contracts with suppliers for 100% of the nuclear fuel conversion service sufficient for the operation of both STP units through October 2001, with additional flexible contracts to provide at least 40% of the conversion service needed for STP through 2005. Enrichment contracts were secured for a 30-year period from the initial operation of each unit. The STP participants have canceled the enrichment requirements for the period after October 2000 by negotiating a new contract with the initial supplier. The participants believe that other, lower cost options will be available in the future. CPL and the other STP participants have entered into flexible contracts to provide for 100% of enrichment services from October 2000 to December 2004, with additional flexible contracts to provide at least 40% of enrichment services through 2006. Also, fuel fabrication services have been contracted for operation through 2005 for Unit 1 and 2006 for Unit 2. Although CPL and the other STP owners cannot predict the availability of uranium and related services, CPL and the other STP owners do not currently expect to have difficulty obtaining uranium and related services required for the remaining years of STP operation.

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

      The Nuclear Waste Policy Act of 1982, as amended, required the DOE to develop a permanent high level waste disposal facility for the storage of spent nuclear fuel by 1998. The DOE last estimated that the permanent facility will not be available until 2010. The DOE will take possession of all spent fuel generated at STP as a result of a contract CPL and other STP participants have entered into with the DOE. STP has on-site storage facilities with the capability to store all the spent nuclear fuel generated by the STP units over their lives. Therefore, the DOE delay in providing the disposal facility will not impact the operation of the STP units. Under provisions of the Nuclear Waste Policy Act of 1992, a one-mill per KWH assessment on electricity generated and sold from nuclear reactors funds the DOE waste disposal program.

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

      Governmental Regulation
      The price and availability of each of the foregoing fuel types are significantly affected by governmental regulation. Any inability in the future to obtain adequate fuel supplies or adoption of additional regulatory measures restricting the use of such fuels for the generation of electricity might affect the U.S. Electric Operating Companies' ability to economically meet the needs of their customers. Such regulatory measures could require the U.S. Electric Operating Companies to supplement or replace, prior to normal retirement, existing generating capability with units using other fuels. This would be impossible to accomplish quickly, would require substantial additional expenditures for construction and could have a significant adverse effect on the financial condition and results of operations of CSW and/or any of the U.S. Electric Operating Companies.

      The Registrants are unable to predict the future cost of fuel (The foregoing statements constitute forward-looking statements within the meaning of
Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD-LOOKING INFORMATION). See ITEM 7. MD&A and ITEM 8-NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for additional information concerning fuel costs.

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

      CPL - Wholesale Customers
      Certain CPL wholesale customers have given notice of their intent to terminate their contract when they expire in 2001 through 2004. During 1998, these customers represented 3% of CPL's total electric operating revenues.


ENVIRONMENTAL MATTERS

      The CSW System is subject to regulation with respect to air and water quality, solid waste standards and other environmental matters. These authorities have continuing jurisdiction in most cases to require modifications in facilities and operations. Any such changes in environmental statutes or regulations could require substantial additional expenditures to modify the CSW System's facilities and operations and could have a material adverse effect on the results of operations and financial condition of CSW and/or any of the U.S. Electric Operating Companies. Violations of environmental statutes or regulations can result in fines and other costs.

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

      Other Environmental Matters
      From time to time the Registrants are made aware of various other environmental issues or are named as parties to various other legal claims, actions, complaints or other proceedings related to environmental matters. Management does not expect disposition of any such pending environmental proceedings to have a material adverse effect on the results of operations or financial condition of CSW and/or any of the U.S. Electric Operating Companies.

      See ITEM 7. MD&A, ITEM 8-NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS and NOTE 3. COMMITMENTS AND CONTINGENT LIABILITIES, for additional information relating to environmental matters.

U.S. ELECTRIC ENVIRONMENTAL MATTERS

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

      In 1990, the U.S. Congress amended the Clean Air Act. CAAA places restrictions on the emission of sulfur dioxide from gas-, coal- and lignite-fired generating plants. Beginning in the year 2000, the U.S. Electric Operating Companies will be required to hold allowances in order to emit sulfur dioxide. The EPA issues allowances to owners of existing generating units based on historical operating conditions. Based on the CSW U.S. Electric System facilities plan, CSW believes that the allowances of the U.S. Electric Operating Companies are adequate to meet their needs through 2008. Public and private markets are developing for trading of excess allowances.

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

      There is a legislative initiative in Texas to have older units, which were grandfathered under the CAAA, operate under permits and reduce emissions. Based upon reduction levels being discussed, the U.S. Electric Operating Companies' compliance cost could be approximately $131 million. The time frame has not been established for these controls. The issue will be considered in the 1999 Texas legislative session.

      The EPA recently promulgated revised, more stringent ambient air quality standards for ozone and particulates. While these standards do not mandate emission constraints or reductions for facilities such as electricity generating power plants, they may result in more areas being designated as non-attainment for these two pollutants. States will be required to develop strategies to achieve compliance in these areas, strategies that may include lower emission levels for electricity generating power plants, possibly including facilities within the CSW System. The impact, if any, on CSW or the U.S. Electric Operating Companies cannot yet be determined, but the impact could be significant.

      At the Kyoto Conference on Global Warming held in December 1997, U.S. representatives agreed to a treaty which could require new limitations on "greenhouse gases" from power plants. CSW and the U.S. Electric Operating

Companies could be affected if this treaty, in its present form, is approved by the United States Congress. The impact, if any, on CSW or the U.S. Electric Operating Companies cannot be determined because most of the greenhouse gas emission reduction would come from coal generation that would have to be switched to natural gas or retired. Currently, 47% of the U.S. Electric Operating Companies' MWH generation and 34% of its installed generating capacity was coal and lignite.

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

      EPA Toxic Release Inventory Initiative
      Beginning July 1, 1999, the EPA is requiring electric utilities to report the amount of certain chemicals released by coal-fired power plants under its Toxic Release Inventory Initiative. The regulations currently require nearly 30,000 facilities nationwide to report their annual emissions of certain chemicals. The Toxic Release Inventory Initiative allows the public to access information on the types and quantities of listed chemicals that are released. The Toxic Release Inventory regulations require reports on the amounts of materials disposed of, transferred offsite, recovered and recycled.

U.K. ELECTRIC ENVIRONMENTAL MATTERS

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

OPERATING INFORMATION - CSW SYSTEM


CSW
(excludes SEEBOARD)
                                                      1998    1997      1996
Kilowatt-hour sales (millions)                     --------------------------
Residential                                         19,757  17,995    17,883
Commercial                                          15,554  14,546    14,256
Industrial                                          21,481  21,087    20,266
Other retail                                         1,906   1,705     1,592
                                                   --------------------------
Sales to retail customers                           58,698  55,333    53,997
Sales for resale                                     8,296   7,824     8,428
                                                   --------------------------
Total                                               66,994  63,157    62,425
                                                   --------------------------

Average number of electric customers (thousands)
Residential                                          1,480   1,462     1,443
Commercial                                             218     214       210
Industrial                                              22      23        24
Other retail                                            15      13        13
                                                   --------------------------
Total                                                1,735   1,712     1,690
                                                   --------------------------

Revenue per KWH
Residential                                       6.60(cent)6.96(cent)6.95(cent)
Commercial                                            5.71    6.13     6.12
Industrial                                            3.62    3.85     3.85
Sales for Resale                                      3.16    3.11     3.03


Peak Load and Capability
   Net system capability (MW) (1)                   14,839  14,290    14,377
   Maximum coincident system demand (MW)            13,718  13,105    12,613
   Percentage increase in peak demand over prior
      period                                          4.7%    3.9%      2.4%
   Generation at time of peak (MW)                  13,012  12,817    11,625
   Percent of peak demand generated                  94.9%   97.8%     92.2%
   Net purchases at time of peak (MW)                  706     288       988
   Percent of net purchases at time of peak           5.2%    2.2%      7.8%
   Date of maximum coincident system demand        July 27 July 28   July 22

The preceding table sets forth: (i) the net system capability, including the net amounts of contracted purchases and contracted sales, at the time of peak demand; (ii) the maximum coincident system demand on a one-hour integrated basis, exclusive of sales to other electric utilities; and (iii) the respective amounts and percentages of peak demand generated and net purchases and sales.

(1)Excludes 85 MW of system  capability  in storage in 1998 as described in ITEM
   2. PROPERTIES, 310 MW of system capability in storage and 156 MW of system capability under repair in 1997 and 358 MW of system capability in storage in 1996.

CPL

                                                      1998      1997      1996
                                                 -----------------------------
Kilowatt-hour sales (millions)
Residential                                          7,167      6,771      6,680
Commercial                                           5,122      4,846      4,773
Industrial                                           8,350      7,999      7,610
Other retail                                           553        486        499
                                                   -----------------------------
Sales to retail customers                           21,192     20,102     19,562
Sale for resale                                      1,867      1,737      2,029
                                                   -----------------------------
Total                                               23,059     21,839     21,591
                                                   -----------------------------


Average number of electric customers
Residential                                        550,000    538,700    529,100
Commercial                                          82,000     79,700     78,000
Industrial                                           5,500      5,600      5,700
Other                                                4,500      3,900      3,900
                                                   -----------------------------
Total                                              642,000    627,900    616,700
                                                   -----------------------------


Revenue per KWH
Residential                                       7.35(cent)7.99(cent)7.92(cent)
Commercial                                            7.37       8.26       8.13
Industrial                                            3.71       4.13       4.05
Sales for resale                                      3.57       4.06       3.56


Peak Load and Capability
   Net system capability (MW) (1)                    4,542      4,319      4,380
   Maximum coincident system demand (MW)             4,537      4,232      4,046
   Percentage increase in peak demand over prior
      period                                          7.2%       4.6%       4.8%
   Generation at time of peak (MW)                   3,688      4,227      3,484
   Percent of peak demand generated                  81.3%      99.9%      86.1%
   Net purchases at time of peak (MW)                  849          5        562
   Percent of net purchases at time of peak          18.7%       0.1%      13.9%
   Date of maximum coincident system demand        August 13 August 20 August 13

The preceding table sets forth; (i) the net system capability, including the net amounts of contracted purchases and contracted sales, at the time of peak demand; (ii) the maximum coincident system demand on a one-hour integrated basis, exclusive of sales to other electric utilities; and (iii) the respective amounts and percentages of peak demand generated and net purchases and sales.

(1) Excludes 60 MW of system capability in storage in 1997 and 108 MW of system capability in storage in 1996.

PSO

                                                      1998       1997       1996
                                              ----------------------------------
Kilowatt-hour sales (millions)
   Residential                                       5,772      5,054      5,098
   Commercial                                        5,091      4,698      4,621
   Industrial                                        4,873      4,714      4,581
   Other retail                                        265        192         81
                                              ----------------------------------
   Sales to retail customers                        16,001     14,658     14,381
   Sales for resale                                    861        958      1,487
                                              ----------------------------------
   Total                                            16,862     15,616     15,868
                                              ----------------------------------


Average number of electric customers
   Residential                                     423,300    419,600    414,800
   Commercial                                       56,100     55,300     54,400
   Industrial                                        5,000      5,100      5,200
   Other                                             1,600      1,400      1,400
                                              ----------------------------------
   Total                                           486,000    481,400    475,800
                                              ----------------------------------


Revenue per KWH
   Residential                                   5.70(cent) 5.88(cent)5.89(cent)
   Commercial                                         4.64       4.82       4.80
   Industrial                                         3.34       3.44       3.45
   Sales for Resale                                   3.18       3.23       2.64


Peak Load and Capability
   Net system capability (MW) (1)                    4,042      3,882      3,848
   Maximum coincident system demand (MW)             3,683      3,474      3,360
   Percentage increase in peak demand over
      prior period                                    6.0%       3.4%       2.1%
   Generation at time of peak (MW)                   3,048      3,376      3,009
   Percent of peak demand generated                  82.8%      97.2%      89.6%
   Net purchases at time of peak (MW)                  635         98        351
   Percent of net purchases at time of peak          17.2%       2.8%      10.4%
   Date of maximum coincident system demand    September 4    July 28   August 7

The preceding table sets forth: (i) the net system capability, including the net amounts of contracted purchases and contracted sales, at the time of peak demand; (ii) the maximum coincident system demand on a one-hour integrated basis, exclusive of sales to other electric utilities: and (iii) the respective amounts and percentages of peak demand generated and net purchases and sales.

(1)  Excludes 85 MW of system capability in storage in 1998 as described in ITEM
     2. PROPERTIES, and 250 MW of system capability in storage in 1997 and 1996.

SWEPCO

                                                      1998       1997       1996
                                            ------------------------------------
Kilowatt-hour sales (millions)
   Residential                                       5,052      4,549      4,487
   Commercial                                        4,039      3,780      3,658
   Industrial                                        6,929      6,968      6,833
   Other retail                                        467        445        432
                                            ------------------------------------
   Sales to retail customers                        16,487     15,742     15,410
   Sales for resale                                  6,449      6,791      6,395
                                            ------------------------------------
   Total                                            22,936     22,533     21,805
                                            ------------------------------------


Average number of electric customers
   Residential                                     358,600    356,600    353,200
   Commercial                                       51,800     50,800     49,600
   Industrial                                        5,800      5,800      5,900
   Other                                             2,800      2,700      2,600
                                            ------------------------------------
   Total                                           419,000    415,900    411,300
                                            ------------------------------------


Revenue per KWH
   Residential                                  6.23(cent) 6.37(cent) 6.46(cent)
   Commercial                                         4.90       5.08       5.19
   Industrial                                         3.66       3.78       3.85
   Sales for Resale                                   2.17       2.16       2.11


Peak Load and Capability
   Net system capability (MW)                        4,559      4,636      4,554
   Maximum coincident system demand (MW)             4,372      4,157      4,018
   Percentage increase in peak demand over
      prior period                                    5.2%       3.5%       2.2%
   Generation at time of peak (MW)                   4,414      3,839      3,608
   Percent of peak demand generated                 101.0%      92.4%      89.8%
   Net purchases (sales) at time of peak (MW)         (42)        318        410
   Percent of net purchases at time of peak         (1.0)%       7.6%      10.2%
   Date of maximum coincident system demand        July 29    July 28    July 22

The preceding table sets forth: (i) the net system capability, including the net amounts of contracted purchases and contracted sales, at the time of peak demand; (ii) the maximum coincident system demand on a one-hour integrated basis, exclusive of sales to other electric utilities; and (iii) the respective amounts and percentages of peak demand generated and net purchases and sales.

WTU

                                                      1998       1997       1996
                                                 -------------------------------
Kilowatt-hour sales (millions)
   Residential                                       1,766      1,622      1,620
   Commercial                                        1,302      1,223      1,203
   Industrial                                        1,329      1,406      1,241
   Other retail                                        621        580        581
                                                 -------------------------------
   Sales to retail customers                         5,018      4,831      4,645
   Sales for resale                                  2,622      2,504      2,411
                                                 -------------------------------
   Total                                             7,640      7,335      7,056
                                                 -------------------------------


Average number of electric customers
   Residential                                     147,600    146,900    146,500
   Commercial                                       28,400     27,800     27,600
   Industrial                                        5,800      6,000      6,300
   Other                                             6,200      6,000      5,700
                                                 -------------------------------
   Total                                           188,000    186,700    186,100
                                                 -------------------------------


Revenue per KWH
   Residential                                   7.60(cent) 7.68(cent)7.67(cent)
   Commercial                                         5.85       5.99       6.02
   Industrial                                         3.89       4.05       4.22
   Sales for Resale                                   3.72       3.55       3.69


Peak Load and Capability
   Net system capability (MW) (1)                    1,696      1,453      1,595
   Maximum coincident system demand (MW)             1,591      1,481      1,433
   Percentage increase (decrease) in peak demand
      over prior period                               7.4%       3.3%     (0.1)%
   Generation at time of peak (MW)                   1,357        865      1,048
   Percent of peak demand generated                  85.3%      58.4%      73.1%
   Net purchases at time of peak (MW)                  234        616        385
   Percent of net purchases at time of peak          14.7%      41.6%      26.9%
   Date of maximum coincident system demand      August 3 September 17    July 8


The preceding table sets forth: (i) the net system capability, including the net amounts of contracted purchases and contracted sales, at the time of peak demand; (ii) the maximum coincident system demand on a one-hour integrated basis, exclusive of sales to other electric utilities; and (iii) the respective amounts and percentages of peak demand generated and net purchases and sales.

(1)  Excludes 156 MW of system capability for under repair 1997.

EMPLOYEES AND EXECUTIVE OFFICERS

      The number of employees in the CSW System at December 31, 1998 is presented in the table below. Of the employees listed below, 562 of the positions at PSO and 788 of the positions at SWEPCO are covered under collective bargaining agreements with the IBEW. In addition, 2,174 employees at SEEBOARD are covered by collective agreements with several different unions. For information related to ongoing union negotiations at PSO, reference is made to
ITEM 7. MD&A.

                        CSW SYSTEM EMPLOYEES

               CPL                                 1,555
               PSO                                 1,227
               SWEPCO                              1,461
               WTU                                   913
                                              -----------
                    U.S. Electric                  5,156
               UK Electric                         3,985
               Diversified Electric                  137
               Other (including CSW Services)      1,678
                                              -----------
                                                  10,956


                             Age at
EXECUTIVE                    March 1,
OFFICERS                       1999                  Present Position
--------------------------------------------------------------------------------
E. R. Brooks                    61    Chairman, CEO and Director
T. V. Shockley, III             53    President, Chief Operating Officer and
                                      Director
Glenn Files                     51    Senior Vice President, Electric Operations
Ferd. C. Meyer, Jr.             59    Executive Vice President and General
                                      Counsel
Glenn D. Rosilier               51    Executive Vice President and Chief
                                      Financial Officer
Thomas M. Hagan                 54    Senior Vice President, External Affairs
Venita McCellon-Allen           39    Senior Vice President, Customer Relations
                                      and Corporate Development and Assistant
                                      Corporate Secretary
Kenneth C. Raney                47    Vice President, Associate General Counsel
                                      and Corporate Secretary
Wendy G. Hargus                 41    Treasurer
Lawrence B. Connors             47    Controller

The information in the foregoing table is included in Part I pursuant to Regulation S-K, Item 401 (b), Instruction 3. Each of the executive officers of CSW is elected to hold office until the first meeting of CSW's Board of Directors after the next annual meeting of stockholders. CSW's next annual meeting of stockholders is scheduled to be held April 22, 1999. CSW or an affiliate of CSW has employed each of the executive officers listed in the table above in an executive or managerial capacity for at least the last five years.

ITEM 2. PROPERTIES.

U.S. ELECTRIC

      The total capabilities (MW, net dependable summer rating) of the U.S. Electric Operating Companies, which owned the following electric generating units or portions thereof in the case of jointly owned facilities, as of December 31, 1998 are shown in the following table. These properties are all located in either Arkansas, Louisiana, Oklahoma or Texas.

                           Natural  Coal    Lignite  Nuclear   Other  Total MW
Company        Stations(a)  Gas MW   MW        MW       MW     MW(b)     (c)
--------------------------------------------------------------------------------
CPL                   12    3,142     686              630        6    4,464
PSO                    8    2,794   1,008                        25    3,827 (d)
SWEPCO                 9    1,784   1,848      842                     4,474
WTU                   11    1,018     377                        11    1,406
               -----------------------------------------------------------------
CSW                   40    8,738   3,919      842     630       42   14,171
               -----------------------------------------------------------------

(a) CSW actually owns 38 stations. CPL, PSO and WTU each include the jointly owned Oklaunion power station in their respective ownership count.
(b) Some plants have the capability of burning oil in combination with gas.
     Use of oil in facilities primarily designed to burn gas results in increased maintenance expense and a slight reduction in capability. PSO and WTU have 25 MW and 11 MW, respectively, of facilities primarily designed to burn oil. CPL has 6 MW of hydroelectric generation.
(c) Data reflects only the U.S. Electric Operating Companies' portion of plants which are jointly owned with non-affiliates. For additional information concerning jointly owned facilities see ITEM 8 - NOTE 6. JOINTLY OWNED ELECTRIC UTILITY PLANT.
(d) Excludes 85 MW from units in storage at Tulsa for PSO, which should be available in the summer of 1999.

All of the generating facilities described above are located on land owned by the U.S. Electric Operating Companies or, in the case of jointly owned facilities, jointly with other participants. The U.S. Electric Operating Companies' electric transmission and distribution facilities are mostly located over or under highways, streets and other public places or property owned by others, for which permits, grants, easements or licenses have been obtained (which the U.S. Electric Operating Companies believe to be satisfactory, but without examination of underlying land titles). The principal plants and properties of the U.S. Electric Operating Companies are subject to the liens of the first mortgage indentures under which the U.S.
Electric Operating Companies' FMBs are issued.

DIVERSIFIED ELECTRIC

      In addition to the generating facilities described above, CSW has ownership interests in other electrical generating facilities, both foreign and domestic. Information concerning these facilities is listed below.

                                            Capacity  Capacity   Ownership
                      Company     Location   Total    Committed  Interest Status
                      ----------------------------------------------------------
Operating Facilities - United States

Brush II              CSW Energy  Colorado      68          68      47%       QF
Ft. Lupton            CSW Energy  Colorado     272         272      50%       QF
Mulberry              CSW Energy  Florida      120         110      50%       QF
Orange Cogen          CSW Energy  Florida      103          97      50%       QF
Newgulf (1)           CSW Energy   Texas        85          80     100%      EWG
Sweeny (2)            CSW Energy   Texas       330         292      50%       QF
                                           ---------------------
                                               978         919
                                           ---------------------
Operating Facilities - International



                     CSW           United
Medway               International Kingdom      675         675      37.5%  n/a
                     CSW
Altamira             International Mexico       109         109      50%    FUCO
                                             ---------------------
                                                784         784
                                             ---------------------

(1) The committed capacity at Newgulf is for the summer of 1999 only.
(2) 205 MW of the committed capacity is for the summer of 1999 only.


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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

CSW         None.
CPL         None.
PSO         None.
SWEPCO      None.
WTU         None.

PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

CSW COMMON STOCK INFORMATION


                             1998                                1997
                    Market Price     Dividends         Market Price       Dividends
                   High       Low      Paid          High        Low        Paid
                 ------------------------------   -----------------------------------

First Quarter    $27 13/16 $26 1/4     43.5(cent) $25 3/4       $21 1/4    43.5(cent)
Second Quarter    27  5/8   25 5/8     43.5        22 1/8        18 1/4    43.5
Third Quarter     28 3/4    25 1/4     43.5        22 7/16       19 3/4    43.5
Fourth Quarter    30 1/16   27 3/8     43.5        27 5/16       20 5/8    43.5



      CSW's common stock is traded under the ticker symbol CSR and listed on the New York Stock Exchange, Inc. and Chicago Stock Exchange, Inc. Market prices were obtained from the composite listing of all closing prices on CSW common stock trades as reported on Bloomberg Financial Commodities News.

      In January 1999, CSW's board of directors elected to maintain the quarterly dividend, payable on March 1, 1999, to stockholders of record on February 5, 1999, unchanged at $0.435 per share, or an indicated rate of $1.74 per year.

      CSW plans to continue to pay dividends on its common stock until the closing of the AEP Merger at approximately the same times and rates per share as was paid during 1998, subject to continuing evaluation of CSW's financial condition and earnings by the CSW board of directors. Traditionally, the CSW board of directors has declared dividends to be payable on the last business day of February, May, August and November.

      There were approximately 60,000 record holders of CSW's common stock as of February 22, 1999. See NOTE 12. COMMON STOCK for information on CSW common stock.


U.S. ELECTRIC COMMON STOCK INFORMATION


      All of the outstanding shares of common stock of the U.S. Electric Operating Companies are owned by CSW. Consequently, there is no market for their common stock. Cash dividends declared and paid by the U.S. Electric Operating Companies to CSW on their respective common stock for 1998 and 1997 are presented in the following table.

                           CPL          PSO        SWEPCO         WTU
                      -----------------------------------------------------
                                   (thousands)

      1998              $249,000      $69,000    $120,000       $40,000
      1997              $157,000      $59,000     $90,000       $26,000


                                      2-1

Reference is made to the page numbers noted in the table below for the locations of the following items:


ITEM 6.     SELECTED FINANCIAL DATA.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ITEM 7a.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
            See ITEM 7. MD&A - RISK MANAGEMENT and ITEM 8. - NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NOTE 7. FINANCIAL INSTRUMENTS and NOTE 20. SUBSEQUENT EVENT.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                        Page Number
                                            CSW     CPL    PSO    SWEPCO    WTU
                                           -------------------------------------
Selected Financial Data                      2-4    2-98   2-112    2-126  2-139
MD&A (1)                                     2-5     2-5     2-5      2-5    2-5
    Results of Operations                   2-35    2-99   2-113    2-127  2-140
Quantitative and Qualitative Disclosures
  About Market Risk                          2-2     2-2     2-2      2-2    2-2
Financial Statements and Supplementary Data 2-40   2-102   2-116    2-129  2-142
Report of Independent Public Accountants    2-93   2-109   2-123    2-136  2-149
Report of Management                        2-96   2-110   2-124    2-137  2-150

(1) CSW combines the MD&A sections of the Registrants except for the Results of Operations which are located at the page numbers indicated in the table above.



                                      2-2

                             CENTRAL AND SOUTH WEST
                                   CORPORATION




                                      2-3

SELECTED FINANCIAL DATA

      The following selected financial data for each of the five years ended December 31 is provided to highlight significant trends in the financial condition and results of operations for CSW. CSW recorded the United Kingdom windfall profits tax in the third quarter of 1997 as an extraordinary item. CSW sold Transok in 1996. Accounting rules require the classification of both the sale and the actual operating results prior to such sale as discontinued operations. In addition to these reclassifications, certain other financial statement items for prior years have been reclassified to conform to the 1998 presentation.

                                1998 (1)  1997 (1)   1996 (1)      1995    1994
                              --------------------------------------------------
                                 (millions, except per share and ratio data)
INCOME STATEMENT DATA
Revenues                          $5,482    $5,268     $5,155    $3,143  $3,105
Income from continuing
 operations                          440       329        297       377     369
Income before extraordinary item     440       329        429       402     394
Net income for common stock          440       153        429       402     394
Basic and diluted EPS of
 common stock from
 continuing operations             $2.07     $1.55      $1.43     $1.97   $1.95
Basic and diluted EPS of
 common stock                      $2.07     $0.72      $2.07     $2.10   $2.08
Dividends paid per share of
 common stock                      $1.74     $1.74      $1.74     $1.72   $1.70
Average common shares outstanding  212.4     212.1      207.5     191.7   189.3


BALANCE SHEET DATA
Assets                           $13,744   $13,451    $13,332   $13,869 $11,066
Long-term obligations (2)          4,120     4,259      4,057     3,948   2,975
Capitalization ratios
     Common stock equity            46%        45%       47%       43%      48%
     Preferred stock                 2          2         4         4        5
     Trust Preferred Securities      4          4        --        --       --
     Long-term debt                 48         49        49        53       47


(1)See CENTRAL AND SOUTH WEST CORPORATION - RESULTS OF OPERATIONS for factors affecting earnings.
(2)Long-term obligations includes long-term debt, Trust Preferred Securities and preferred stock subject to mandatory redemption.

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


OVERVIEW

      The electric utility industry is changing rapidly as it is becoming more competitive. In anticipation of increasing competition and fundamental changes in the industry, CSW's management is implementing a strategic plan designed to help position CSW to be competitive in this rapidly changing environment and is developing a global energy business.

      CSW has undertaken key initiatives in the implementation of this overall strategy and is determining new directions for the corporation's future. One of these key initiatives is the proposed merger between AEP and CSW that was announced in December 1997. CSW would become a subsidiary of AEP in the proposed merger. The proposed merger would join two companies which are low cost providers of electricity and would achieve greater economies of scale than either company could achieve on its own. In addition, CSW International continues to make investments in South America. CSW continues to pursue the acquisition of the non-nuclear generating assets of Cajun, a Louisiana member electric cooperative. In 1998, C3 Communications sold its interest in ChoiceCom and retained the long haul, high-capacity fiber optic network from that partnership. These initiatives are discussed in more detail below and elsewhere in this report.

      CSW believes that compared to other electric utilities, the CSW System is well positioned to capitalize on the opportunities and challenges of an increasingly deregulated and competitive market for the generation, transmission and distribution of electricity. (The foregoing statement constitutes a forward-looking statement within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD-LOOKING INFORMATION). The CSW System benefits from economies of scale by virtue of its size and is a reliable and relatively low-cost provider of electric power. Specifically, CSW seeks competitive advantages through its diverse and stable customer base, competitive prices for electricity, diversified fuel mix, extensive transmission interconnections, diversity of regulation and financial flexibility. See RECENT DEVELOPMENTS AND TRENDS for additional information.


LIQUIDITY AND CAPITAL RESOURCES

      Overview of Operating, Investing and Financing Activities
      Net cash inflows from operating activities increased $216 million to $942 million during 1998 compared to 1997. The increase in net cash inflows is due primarily to the absence in 1998 of $190 million of federal and state income tax payments made in the first half of 1997 for the gain on CSW's 1996 sale of Transok. However, these payments were offset in part by the utilization of Alternative Minimum Tax credits that CSW had previously generated. Also contributing to the increase were better fuel recovery positions and a higher accounts payable balance. The increase in net cash inflows was offset in part by an increase in the accounts receivable balance. The second installment of the

                                      2-5

United Kingdom windfall profits tax was paid in December 1998 in the amount of (pound)55 million, or $91 million; however, this cash outflow did not reduce the increase in cash flows from operations when compared to the prior year because a comparable amount was paid in December 1997.

      Net cash outflows from investing activities decreased $269 million to an outflow of $635 million during 1998 compared to an outflow of $904 million for 1997. CSW Energy obtained permanent external financing during the first half of 1997 for the Orange cogeneration project and subsequently reduced its equity investment in the project. In addition, CSW Energy made its final payment on the Ft. Lupton cogeneration project in the first half of 1997. CSW Energy also experienced a decrease in construction expenditures for the Phillips Sweeny project that began operating in the first quarter of 1998. Further reducing the cash outflows from investing activities was a cash inflow resulting from CSW International's Enertek partner, Alpek, assuming its 50% obligation of that power plant project. Reduced spending at the U.S. Electric Operating Companies for facilities also contributed to the lower net cash outflows from investing activities.

      Net cash flows from financing activities decreased $229 million to an outflow of $225 million during 1998 compared to an inflow of $4 million for the same period last year. In the second quarter of 1997, CSW received proceeds from the issuance of Trust Preferred Securities. The proceeds were used primarily to reacquire preferred stock and pay down short-term debt in the second quarter of 1997. In April 1997, CSW made changes to its common stock plans and stopped issuing original shares. The decrease in net cash from financing activities was due in part to funding these common stock plans through open market purchases. The decrease in cash flows from financing activities was offset in part by higher amounts of reacquisitions and maturities of long-term debt in 1997 compared to 1998. Also partially offsetting the decrease in cash flows from financing activities was a cash inflow in 1998 from financing CSW Energy's Sweeny project.

      The non-cash impacts of exchange rate differences on the translation of foreign currency denominated assets and liabilities were recorded on a separate line on the cash flow statement in accordance with accounting guidelines.

      Internally Generated Funds
      Internally generated funds, which consist of cash flows from operating activities less common and preferred stock dividends, should meet most of the capital requirements of the CSW System. However, CSW's strategic initiatives, including expanding CSW's core electric utility and non-utility businesses through acquisitions or otherwise, may require additional capital from external sources. For a description of certain restrictions on CSW's ability to raise capital from external sources, see PROPOSED AEP MERGER. Productive investment of net funds from operations in excess of capital expenditures and dividend payments is necessary to enhance the long-term value of CSW for its investors. CSW is continually evaluating the best use of internally generated funds, which totaled $564 million, $343 million and $499 million for 1998, 1997 and 1996, respectively. The amounts of internally generated funds for the U.S. Electric Operating Companies are detailed in the following table.


                                      2-6

                                                   1998        1997       1996
                                                --------------------------------
                                                          ($ millions)
CPL
Internally Generated Funds                         $183        $172       $268
Construction Expenditures Provided by
 Internally Generated Funds                         148%        136%       196%

PSO
Internally Generated Funds                         $124         $62       $107
Construction Expenditures Provided by
 Internally Generated Funds                         180%         78%       128%

SWEPCO
Internally Generated Funds                         $105        $108       $153
Construction Expenditures Provided by
 Internally Generated Funds                         127%        100%       165%

WTU
Internally Generated Funds                          $20        $69         $52
Construction Expenditures Provided by
 Internally Generated Funds                          53%       217%        121%

      Capital Expenditures
      The CSW System's need for capital results primarily from its construction of facilities to provide reliable electric service to its customers. The historical capital requirements of the CSW System have been primarily for the construction of electric utility plant. However, current projected capital expenditures are expected to be primarily for existing transmission and distribution systems and for various non-utility investments. The U.S. Electric Operating Companies maintain a continuing construction program, the nature and extent of which is based upon current and estimated future demands upon the system. Planned construction expenditures for the U.S. Electric Operating Companies for the next three years are primarily to improve and expand transmission and distribution facilities and will be funded primarily through internally generated funds. These improvements will be required to meet the anticipated needs of new customers and the growth in the requirements of existing customers.

      CSW regularly evaluates its capital spending policies and generally seeks to fund only those projects and investments that management believes will offer satisfactory returns in the current environment. Consistent with this strategy, the CSW System is likely to continue to make additional investments in energy-related and non-utility businesses and will continue to search for other electric utility properties to acquire. Primary sources of capital for these expenditures are long-term debt, trust preferred securities and preferred stock issued by the U.S. Electric Operating Companies, long-term and short-term debt issued by CSW, as well as internally generated funds. Historically, the issuance of common stock by CSW has also been a source of capital. CSW Energy and CSW International typically use various forms of non-recourse project financing to provide a portion of the capital required for their respective projects as well as utilizing long-term debt for other investments. Although CSW and each of the U.S. Electric Operating Companies expect to fund the majority of their respective capital expenditures for their existing utility systems through internally generated funds, for any significant investment or acquisition, additional funds from the capital markets may be required. For a description of certain restrictions on CSW's ability to make investments and raise capital from external sources, including through the issuance of common stock, see PROPOSED AEP MERGER.

      The historical and estimated capital expenditures for the CSW System, including the U.S. Electric Operating Companies, SEEBOARD and other operations are shown in the CAPITAL EXPENDITURES table. The amounts include construction expenditures for the U.S. Electric Operating Companies and, for SEEBOARD and CSW's other operations, construction expenditures and net equity investments. The 1996 CSW amount does not include SEEBOARD acquisition expenditures. The

                                      2-7
majority of the capital expenditures for the U.S. Electric Operating Companies for 1996 through 1998 were spent on transmission and distribution facilities. It is anticipated that the majority of the estimated capital expenditures for 1999 through 2001 will be for transmission and distribution facilities as well. For a description of certain restrictions on CSW's ability to make capital expenditures, including through the issuance of common stock, see PROPOSED AEP MERGER (The table and statements below contain forward-looking information within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD-LOOKING INFORMATION).

                                    CAPITAL EXPENDITURES
                                                    Estimated Expenditures
                1996      1997      1998           1999       2000      2001
              ------------------------------    --------------------------------
                                 (millions including AFUDC)

CSW             $644      $760      $584          $855       $814       $664
CPL              139       130       127           224        167        152
PSO               85        82        71            91        174        117
SWEPCO            95       110        86           108        121        118
WTU               44        33        38            51         48         49

         Estimated capital expenditures for 1999 - 2001 do not include expenditures for acquisition-type investments.

      Although CSW does not believe that the U.S. Electric Operating Companies will require substantial additions of generating capacity over the next several years, the U. S. Electric system's internal resource plan presently anticipates that any additional capacity needs will come from a variety of sources including power purchases. See Integrated Resource Plan below for additional information regarding the U. S. Electric System's capacity needs.

      Inflation
      Annual inflation rates, as measured by the U. S. Consumer Price Index, have averaged approximately 2.3% during the three years ended December 31, 1998. CSW believes that inflation, at this level, does not materially affect CSW's results of operations or financial position. However, under existing regulatory practice, only the historical cost of plant is recoverable from customers. As a result, cash flows designed to provide recovery of historical plant costs may not be adequate to replace plant in future years.

      Financial Structure, Shelf Registrations and Credit Ratings
      As of December 31, 1998, the capitalization ratios of CSW were 46% common stock equity, 2% preferred stock, 4% Trust Preferred Securities and 48% long-term debt. CSW is committed to maintaining financial flexibility through a strong capital structure and favorable securities ratings in order to access capital markets opportunistically or when required. CSW continually monitors the capital markets for opportunities to lower its cost of capital through refinancing activities. The estimated embedded cost of long-term debt for CSW and the U.S. Electric Operating Companies is shown below.

                    CSW                   7.3%
                    CPL                   6.7
                    PSO                   6.9
                    SWEPCO                6.8
                    WTU                   6.7

      CSW can issue common stock, either through the purchase and reissuance of shares from the open market or original issue shares, to fund its LTIP, stock option plan, PowerShare plan and Retirement Savings Plan. CSW began funding these plans through open market purchases on April 1, 1997. CPL has shelf registration statements on file for the issuance of up to $60 million of FMBs, up to $75 million of preferred stock, and up to $350 million of Senior Notes.

                                      2-8

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

                                                                  Standard &
                                        Moody's    Duff & Phelps  Poor's
                                       ---------------------------------------
CPL
           First mortgage bonds            A3           A             A
           Senior unsecured               Baa1         A-            A-
           Preferred stock                Baa1        BBB+          BBB+
           Trust preferred (CPL
              Capital I)                  Baa1        BBB+          BBB+
           Junior subordinated
              deferrable Interest
              debentures                  Baa2         --            --
PSO
           First mortgage bonds            A1          AA-           AA-
           Senior unsecured                A2          A+             A
           Preferred stock                 a3          A+            A-
           Trust preferred (PSO
              Capital I)                   a2          A+            A-
           Junior subordinated
              deferrable Interest
              debentures                   A3          --            --
SWEPCO
           First mortgage bonds           Aa3          AA            AA-
           Senior unsecured                A1          AA-            A
           Preferred stock                 a1          AA-           A-
           Trust preferred (SWEPCO
              Capital I)                  aa3          AA-           A-
           Junior subordinated
              deferrable Interest
              debentures                   A2          --            --
WTU
           First mortgage bonds            A2          A+             A
           Senior unsecured                A3          --            A-
           Preferred stock                 a3           A           BBB+
CSW
           Commercial paper               P-2          D-2           A-2

These securities ratings may be revised or withdrawn at any time, and each rating should be evaluated independently of any other rating.

      Long-Term Financing
      CSW Services used short-term debt to repay a $60 million variable rate bank loan due December 1, 2001 in two $30 million installments on January 28, 1998 and April 27, 1998. On April 1, 1998, SWEPCO called the remaining 274,010 shares of its $100 par value 6.95% preferred stock. SWEPCO used short-term debt to fund the $28 million redemption cost.

      On September 1, 1998, CPL reacquired in its entirety $36 million principal amount outstanding of its 7% Series L FMBs, due February 1, 2001 at a call price of 100.53. On September 1, 1998, PSO reacquired in their entirety $25 million principal amount outstanding of its 7 1/4% Series K FMBs, due January 1, 1999 and $30 million principal amount outstanding of its 7 3/8% Series L FMBs, due March 1, 2002, at call prices of 100 and 100.77, respectively. CPL and PSO used short-term borrowings and internally generated cash to fund the reacquisitions.

                                      2-9

      The final installment of (pound)55 million, or $91 million, related to the windfall profits tax, enacted by the United Kingdom government, was paid by SEEBOARD on December 1, 1998.

      Short-Term Financing and Accounts Receivable Factoring
      The CSW System uses short-term debt, primarily commercial paper, to meet fluctuations in working capital requirements and other interim capital needs. CSW has established a system money pool to coordinate short-term borrowings for certain of its subsidiaries, primarily the U.S. Electric Operating Companies. In addition, CSW also incurs borrowings for other subsidiaries that are not included in the money pool. As of December 31, 1998, CSW had revolving credit facilities totaling $1.0 billion to back up its commercial paper program. At December 31, 1998, CSW had $811 million outstanding in short-term borrowings. The maximum amount of short-term borrowings outstanding during the year, which had a weighted average interest yield for the year of 5.8%, was $1.1 billion during June 1998. Information concerning short-term borrowings for each of the U.S. Electric Operating Companies is presented in the following table.


                   Borrowing      Borrowing
                    Limit at    Limit at date    Maximum
                      Year       Of Maximum      Amount     Date of Maximum
                      End        Borrowed        Borrowed       Borrowed
                  -----------------------------------------------------------
                                   (millions)

CPL                   $600          $300           $227      March 10, 1998
PSO                    300           125             58      January 30, 1998
SWEPCO                 250           250             70      June 2, 1998
WTU                    165           165             16      June 2, 1998

      CSW Credit purchases, without recourse, the accounts receivable of the U.S. Electric Operating Companies and certain non-affiliated electric utility companies. The sale of accounts receivable provides the U.S. Electric Operating Companies with cash immediately, thereby reducing working capital needs and revenue requirements. In addition, CSW Credit's capital structure contains greater leverage than that of the U.S. Electric Operating Companies, so CSW's cost of capital is lowered. CSW Credit issues commercial paper to meet its financing needs. At December 31, 1998, CSW Credit had a $1.0 billion revolving credit agreement, secured by the assignment of its receivables, to back up its commercial paper program, which had $749 million outstanding. The maximum amount of such commercial paper outstanding during the year, which had a weighted average interest yield of 5.6%, was $1.0 billion during September 1998. The average and year end amounts of accounts receivable sold during 1998 by the U.S. Electric Operating Companies to CSW Credit are shown in the following table.

                                     1998       1998
                                   Average   End of Year
                                  -----------------------
                                        (millions)

              CPL                     $124       $145
              PSO                       80         77
              SWEPCO                    98         90
              WTU                       48         43


      CSW Energy and CSW International
      CSW Energy has authority from the SEC to expend up to $250 million for general development activities related to qualifying facilities and independent power facilities. CSW Energy may seek specific authority to spend additional amounts on certain projects subject to limitations contained in the AEP merger agreement. See NOTE 3. COMMITMENTS AND CONTINGENT LIABILITIES, for a discussion of CSW's investments and commitments in CSW Energy projects at December 31, 1998.

                                      2-10

      In January 1997, CSW received authority from the SEC under the Holding Company Act to spend an amount up to 100% of consolidated retained earnings on EWG or FUCO investments, subject to certain restrictions. This represents a twofold increase in authority previously granted under the Holding Company Act. However, the amount of any such expenditures is subject to the terms of the AEP merger agreement. As of December 31, 1998, CSW had invested an amount equal to 49% of consolidated retained earnings, as defined by Rule 53 of the Holding Company Act, on EWG and FUCO investments. For a description of certain restrictions  on the  ability  of CSW  and  its  subsidiaries  to  make  capital expenditures in respect of qualifying facilities and independent power facilities and to make EWG and FUCO investments, see PROPOSED AEP MERGER.


RECENT DEVELOPMENTS AND TRENDS

      AEP Merger
      In December 1997, AEP and CSW announced that their boards of directors approved a definitive merger agreement. If the merger is completed, the combined company will be a diversified electric utility serving more than 4.6 million customers in 11 states and approximately 4 million customers outside the United States. In 1998, CSW undertook a corporate realignment to more effectively position itself for competition and to better align itself with AEP related to the proposed merger of the two companies. The merger must receive regulatory approval from federal and state authorities and must satisfy a number of other conditions, some of which may not be waived by the parties. There can be no assurance that the AEP Merger will be consummated, and if it is, the timing of such consummation or the effect of any regulatory conditions that may be imposed on such consummation. See PROPOSED AEP MERGER.

      Competition and Industry Challenges
      Competitive forces at work in the electric utility industry are impacting the CSW System and electric utilities generally. Increased competition facing electric utilities is driven by complex economic, political and technological factors. These factors have resulted in legislative and regulatory initiatives that are likely to result in even greater competition at both the wholesale and retail levels in the future. As competition in the industry increases, the U.S. Electric Operating Companies will have the opportunity to seek new customers and at the same time be at risk of losing customers to other competitors.
Additionally, the U.S. Electric Operating Companies will continue to compete with suppliers of alternative forms of energy, such as natural gas, fuel oil and coal, some of which may be less expensive than electricity. In the United Kingdom, the franchised electricity supply business opened to full competition on a phased-in basis beginning October 1998. As a result, SEEBOARD will be able to seek customers while risking the loss of existing customers to other competitors. CSW believes that, overall, its prices for electricity and the quality and reliability of its service currently place it in a position to compete effectively in the energy marketplace (The foregoing statement constitutes a forward-looking statement within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD-LOOKING INFORMATION). See RATES AND REGULATORY MATTERS for a discussion of several current issues affecting the CSW System.

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

                                      2-11

CSW and the U.S. Electric Operating Companies associated with various federal and state restructuring proposals aimed at resolving any or all of these issues will vary depending on many factors, including the proposals' competitive position and treatment of stranded utility investment, primarily at CPL, resulting from such requirements. Although the U.S. Electric Operating Companies believe they are in a position to compete effectively in a deregulated, more competitive marketplace, if stranded costs are not recovered from customers then the U.S. Electric Operating Companies may be required by existing accounting standards to recognize potentially significant losses from unrecovered stranded costs, especially with respect to STP (The foregoing statement constitutes a forward-looking statement within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD-LOOKING INFORMATION). See Regulatory Accounting for additional information.

      A majority of the states, including the four states in which the U.S. Electric Operating Companies operate, have considered industry restructuring including retail competition. Several states have enacted legislation mandating retail competition, including Oklahoma in which PSO operates. CSW and the U.S. Electric Operating Companies cannot predict when and if they will be subject to legislative or regulatory initiatives enacting industry restructuring and retail competition, nor can they predict the scope or effect of such initiatives on their results of operations or financial condition in Texas, Louisiana, Oklahoma and Arkansas. For additional information related to such state initiatives, see Industry Restructuring Initiatives in Texas, Louisiana, Oklahoma and Arkansas.

      Wholesale Electric Competition in the United States
      The Energy Policy Act, which was enacted in 1992, significantly altered the way in which electric utilities compete. The Energy Policy Act created exemptions from regulation under the Holding Company Act and permits utilities, including registered utility holding companies and non-utility companies, to own EWGs. EWGs are a relatively new category of non-utility wholesale power producers that are free from most federal and state regulation, including restrictions under the Holding Company Act. These provisions enable broader participation in wholesale power markets by reducing regulatory hurdles to such participation. The Energy Policy Act also allows the FERC, on a case-by-case basis and with certain restrictions, to order wholesale transmission access and to order electric utilities to enlarge their transmission systems. A FERC order requiring a transmitting utility to provide wholesale transmission service must include provisions generally that permit the utility to recover from the FERC applicant all of the costs incurred in connection with the transmission services and any enlargement of the transmission system and associated services. Wholesale energy markets, including the market for wholesale electric power, have been increasingly competitive since enactment of the Energy Policy Act. The U.S. Electric Operating Companies must compete in the wholesale energy markets with other public utilities, cogenerators, qualifying facilities, EWGs and others for sales of electric power. While CSW believes the Energy Policy Act will continue to make the wholesale markets more competitive, CSW is unable to predict how the Energy Policy Act will ultimately impact the U.S. Electric Operating Companies.

      FERC Orders 888 and 889
      The FERC issued Order No. 888 in 1996, which is the final comparable open access transmission service rule. The provisions of FERC Order No. 888 provide for comparable transmission service between utilities and their transmission customers by requiring utilities to take transmission service under their open access tariffs for wholesale sales and purchases and by requiring utilities to rely on the same transmission information that their transmission customers rely on to make wholesale purchases and sales.

      In addition, the Texas Commission adopted a rule governing transmission access and pricing for ERCOT in 1996. The pricing method adopted by the Texas Commission is a hybrid combination of an ERCOT-wide postage stamp rate covering 70% of total ERCOT transmission costs and a distance-sensitive component which

                                      2-12
recovers the remaining 30% of ERCOT's transmission costs. CPL and WTU began recording transmission revenues and expenses in accordance with the Texas Commission's rule on January 1, 1997. In May 1998, the Texas Commission issued an order in Docket No. 17285, Complaint of CPL and WTU against Texas Utilities Electric Company, granting CPL and WTU the relief they sought, which is to net the annual payment paid to Texas Utilities Electric Company under a prior FERC settlement for transmission service in ERCOT against the amounts CPL and WTU would otherwise owe Texas Utilities Electric Company under the Texas Commission's transmission rule. Texas Utilities Electric Company has appealed the order.

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

      On December 10, 1997 the FERC issued an order regarding the U. S. Electric Operating Companies' proposed system-wide tariff filed on November 1, 1996. The FERC's order accepted the proposed tariff subject to several modifications, including revisions to provide for system-wide transmission service under a single system rate. The U.S. Electric Operating Companies filed the required compliance tariff on February 17, 1998. On November 13, 1998, the FERC issued an order that accepted the U.S. Electric Operating Companies' compliance tariff providing for system-wide transmission service under a single system rate, subject to further modifications.

      In 1996, the FERC issued Order No. 889 requiring transmitting utilities to establish and operate an OASIS for the dissemination of information regarding available transfer capability for their respective transmission systems. The OASIS is an on-line information system that provides the same information about the utility's transmission system to all transmission customers. The U.S. Electric Operating Companies utilize, and participate in the OASIS systems for ERCOT and SPP. Order No. 889 also created standards of conduct requiring utilities to conduct any wholesale power sales business separately from their transmission operations. The standards of conduct are designed to ensure that utilities and their affiliates, as sellers of power, do not have preferential access to information about wholesale transmission prices and availability. The FERC has accepted, subject to minor modifications, the U.S. Electric Operating Companies' standards of conduct.

      Retail Electric Competition in the United States
      Most states have considered the adoption of various legislative and regulatory initiatives to restructure the electric utility industry and enact retail competition, and several states have already passed legislation that requires the implementation of retail access for customers. CSW believes that initiatives adopting industry restructuring and retail competition will be in the best interest of CSW and the U.S. Electric Operating Companies only if such initiatives fairly treat customers, utilities and their shareholders. More specifically CSW believes industry restructuring will not be in the best interests of CSW's and the U.S. Electric Operating Companies' security holders, unless CSW and the U.S. Electric Operating Companies receive fair recovery of the full amounts previously invested to serve customers, including amounts invested to finance generation facilities. These investments, which were

                                      2-13
reasonably incurred, were made by the U.S. Electric Operating Companies to meet their obligation to serve the public interest, necessity and convenience. This obligation has existed for nearly a century and remains in force under current law. CSW intends to strongly oppose attempts to impose retail competition without just compensation for the risks and investments CSW undertook to serve the public's demand for electricity. For additional information related to retail wheeling in the United States, see Industry Restructuring Initiatives in Texas, Louisiana, Oklahoma and Arkansas and Holding Company Act and Legislative Update.

      Industry Restructuring Initiatives in Texas, Louisiana, Oklahoma and Arkansas
      Several initiatives to restructure the electric utility industry and enact retail competition have been undertaken in the four states in which the U. S.
Electric Operating Companies operate. Legislation was enacted in Oklahoma in 1997 and 1998, while legislative activity in Texas, Louisiana and Arkansas stopped short of any such definitive action.

      In April 1997, the Oklahoma Legislature passed restructuring legislation providing for retail access by July 1, 2002. The legislation called for a number of studies to be completed on a variety of restructuring issues, including independent system operator issues, technical issues, financial issues, transition issues, and consumer issues. The study on independent system operator issues was completed in January 1998.

      In 1998, the Oklahoma Legislature passed Senate Bill 888, which accelerated the schedule for completion of the remaining studies to October 1999. These studies are to be conducted under the direction of the Joint Electric Utility Task Force. The Task Force has organized the study effort into several working groups, which have been directed to evaluate assigned issues. The Task Force will develop its report to the Legislature based on the work performed by these working groups. The Task Force's final report will be provided to the Legislature by October 1, 1999. Management is unable to predict the outcome of these studies or their ultimate impact on the results of operations and financial condition of CSW and PSO.

      In March 1997, the Arkansas Legislature passed a resolution directing interim legislative committees to study competition in the electric power industry in Arkansas. The study began in October 1997, and the committees held hearings throughout 1998. Also, the Arkansas Commission initiated a series of generic restructuring dockets in 1998, and held hearings on restructuring in May 1998. In October 1998, the Arkansas Commission released a report to the Arkansas Legislature, recommending the establishment of retail competition in Arkansas by January 2002. Bills have been filed in the 1999 session of the Arkansas legislature concerning the restructuring of the electric utility industry in Arkansas.

      In 1998, a special legislative committee created by the Louisiana Senate studied the impact of retail competition on the state of Louisiana. Further, the Louisiana Commission opened a proceeding to study restructuring and retail competition. Comments were submitted and hearings were held throughout 1998 on a number of specific restructuring topics. In addition, utilities filed rate unbundling information with the Louisiana Commission staff. The Louisiana Commission staff recently released its report on industry restructuring in Louisiana, including its recommendations to the Louisiana Commission regarding retail competition in Louisiana. In its report, the Louisiana Commission staff found that electric industry restructuring in Louisiana is not in the public interest at this time, although the staff did approve an electric industry restructuring plan in case the commissioners decide to move forward with electric industry restructuring and retail competition.

      In 1997, the Texas legislature considered but did not pass legislation enacting industry restructuring, including retail competition. Following the 1997 Texas legislative session, the Texas Lieutenant Governor appointed a Senate interim committee to study retail competition and restructuring. The committee held a series of hearings in late 1997 and throughout 1998, and issued its report to the legislature in late 1998.

                                      2-14

      The 1999  session of the Texas  legislature  has  already  produced  three comprehensive electric industry restructuring bills as electric industry restructuring has become one of the primary topics the legislature will address.

      Management cannot predict the ultimate outcome of the initiatives concerning restructuring and retail competition in Arkansas, Louisiana, Oklahoma and Texas, or their ultimate impact on the results of operations, financial condition, or competitive position of CSW, CPL, SWEPCO and WTU.

      Texas Independent System Operator
      An ISO is managing the ERCOT power grid in a competitive wholesale electric market in Texas.

      Integrated Resource Plan
      In January 1997, CPL, WTU, and SWEPCO filed with the Texas Commission a joint integrated resource plan outlining the companies' future electric needs over a 10-year forecast horizon and the manner in which the companies propose to meet those needs. In July 1997, the Texas Commission issued an Interim Order on the Preliminary Plan which adopted a settlement agreement that had been reached with all the parties in the case. The Interim Order approved the load forecast and individual resource needs for each of the companies, as well as the request for proposal documents to be used to procure future resource needs. The Interim Order also approved the targeted purchase goal amounts for renewable and energy efficiency programs, which will result in renewable and energy efficiency programs being included in the companies' resource mix. In June 1997, CSW Services, on behalf of CPL, SWEPCO and WTU, issued a request for proposal for up to 75 MW of renewable resources. In November 1998, the Texas Commission approved the winning contract from that solicitation, a 75 MW wind farm to be constructed near McCamey, Texas. Additionally, CPL, SWEPCO and WTU have each issued solicitations for additional resources to be available in 2001. The contracts awarded as a result of these solicitations will be presented to the Texas Commission for certification during 1999. In May 1997, a separate phase of the Integrated Resource Plan was created to address the value of interruptible resources at CPL. As a result of that proceeding, in January 1999, the Texas Commission approved a new interruptible tariff for CPL. The tariff will go into effect in 2000 prior to the expiration of CPL's current tariffs.

      Holding Company Act and Legislative Update
      In 1995, the SEC issued a report to the U.S. Congress advocating repeal of the Holding Company Act, which restricts certain activities of CSW and other registered holding companies, finding the Holding Company Act anachronistic and duplicative of other federal and state regulatory regimes.

      In the last Congress, and again in February 1999, Holding Company Act repeal legislation was reported out of the U.S. Senate Banking Committee. Management cannot predict the outcome of this, or similar, legislation.

      Also in the last Congress, several bills which provided for the restructuring and/or deregulating of the electric utility industry were considered but did not pass. Several similar bills have been introduced as of February 1999. Management cannot predict the ultimate outcome of any legislative initiatives.

      Regulatory Accounting
      Consistent with industry practice and the provisions of SFAS No. 71, which allows for the recognition of regulatory assets, the U.S. Electric Operating Companies have recognized significant regulatory assets and liabilities. Management believes that the U.S. Electric Operating Companies currently meet the criteria for following SFAS No. 71. However, in the event the U.S. Electric

                                      2-15

Operating Companies or some portion of their business no longer meets the criteria for following SFAS No. 71 due to deregulation or for other reasons, a write-off of regulatory assets and liabilities would be required, absent a means of recovering such assets or settling such liabilities in a continuing regulated segment of the business. For additional information regarding regulatory accounting, reference is made to NEW ACCOUNTING STANDARDS and NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

      PSO Union Negotiations
      PSO and its Local Union 1002 of the IBEW have been engaged in contract renewal negotiations. The underlying agreement expired in September 1996 and, to date, the parties have been unable to reach an agreement. In December 1996, PSO implemented portions of its then final proposal after declaring an impasse. The principal issue of disagreement involves PSO's need for flexibility in a deregulated environment. In April 1997, Oklahoma's governor signed into law an electric industry restructuring bill. The new law mandates the implementation of retail competition to begin on July 1, 2002. PSO believed that the new law also broke the impasse in the contract negotiations and has resumed negotiations with the union.

      In October 1998, PSO received an adverse ruling from a NLRB ALJ on the union's unfair labor practice charge against PSO. The ALJ upheld PSO's right to cease collecting union dues through payroll deductions. The ALJ ruled that PSO did negotiate in good faith, but also PSO's position on some issues was too harsh, and therefore the December 1996 implementation should be rolled back and employees made whole. Additionally, the ALJ ruled that PSO had improperly solicited employees to withdraw from the union. In December 1998, PSO appealed the ALJ's ruling to the NLRB. The union is an intervenor in the AEP merger proceedings. PSO continues to negotiate with the union. At this time, PSO cannot predict the outcome of this matter. However, PSO believes that even in the event of a strike, its operations would continue without a significant disruption and that a strike would not have a material adverse effect on its results of operations or financial condition. (The foregoing statement constitutes a forward-looking statement within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD-LOOKING INFORMATION).

      Impact of Competition and Industry Restructuring  Initiatives
      CSW believes that compared to other electric utilities, the CSW System is well positioned to capitalize on the opportunities and challenges of an increasingly deregulated and competitive market for the generation, transmission and distribution of electricity. CSW is unable to predict the ultimate outcome or impact of competitive forces on the electric utility industry in the United States, and in the United Kingdom or on the CSW System. As the electricity markets become more competitive, however, the principal factor determining success is likely to be price, and to a lesser extent, reliability, availability of capacity, and customer service. CSW and the U.S. Electric Operating Companies cannot predict the form or effect of any federal or state electric utility restructuring initiatives at this time. Federal and/or state electric utility restructuring may cause impairment of significant recorded assets, material reductions of profit margins, and/or increased costs of capital. No assurance can be made that such events would not have a material adverse effect on CSW's or any  of  the  U.S.  Electric  Operating  Companies'  results  of  operations, financial condition or competitive position. (The foregoing statement constitutes a forward-looking statement within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD-LOOKING INFORMATION).

      CPL - Wholesale Customers
      Certain CPL wholesale customers have given notice of their intent to terminate their contract when they expire in 2001 through 2004. During 1998, these customers represented 3% of CPL's total electric operating revenues.

                                      2-16

      SEEBOARD - Third Party Pension Litigation
      In the U.K., National Grid Group and National Power have been involved in continuing litigation in respect of their use of actuarial surpluses declared in the electricity industry's occupational pension scheme, the Electricity Supply Pension Scheme. A high court decision in favor of the National Grid Group and National Power was appealed and on February 10, 1999 the court of appeal ruled that the particular arrangements made by these corporations to dispose of the surplus, partly by canceling liabilities relating to additional pension payments resulting from early retirement, were invalid due to procedural defects. SEEBOARD employees are members of the Electricity Supply Pension Scheme, and SEEBOARD has made similar use of actuarial surplus. For SEEBOARD, the amount of the payments cancelled was approximately $33 million. The court of appeal did not order the National Grid Group and National Power to make payment to the Electricity Supply Pension Scheme but will hold a further hearing to decide what action to take. It is likely that the case will then be referred to the U.K. House of Lords. The final outcome of the hearing, or any referral to the U.K. House of Lords, cannot be determined and therefore it is not possible to quantify the impact, if any, on the results of operations and financial condition of CSW and/or SEEBOARD.



                                      2-17

RATES AND REGULATORY MATTERS

U.S. ELECTRIC

      CPL Rate Review - Docket No 14965
      In November 1995, CPL filed with the Texas Commission a request to increase its retail base rates by $71 million. On October 16, 1997 the Texas Commission issued the CPL 1997 Final Order. The CPL 1997 Final Order lowered the annual retail base rates of CPL by approximately $19 million, or 2.5%, from CPL's rate level existing prior to May 1996. The Texas Commission also included a "Glide Path" rate methodology in the CPL 1997 Final Order pursuant to which CPL's annual rates were reduced by $13 million beginning May 1, 1998 and will be reduced an additional $13 million on May 1, 1999.

      CPL appealed the CPL 1997 Final Order to the State District Court of Travis County to challenge the resolution of several issues in the rate case. The primary issues include: (i) the classification of $800 million of invested capital in STP as ECOM which was also assigned a lower return on equity than non-ECOM property; (ii) the Texas Commission's use of the "Glide Path" rate reduction methodology applied on May 1, 1998 and to be applied on May 1, 1999; and (iii) the $18 million of disallowed affiliate expenses from CSW Services. As part of the appeal, CPL sought a temporary injunction to prohibit the Texas Commission from implementing the "Glide Path" rate reduction methodology. The court denied the temporary injunction and the "Glide Path" rate reduction was implemented in May 1998. Hearings on the appeal were held during the third quarter of 1998, and a judgment was issued in February 1999 affirming the Texas Commission order, except for a consolidated tax issue in the amount of $6 million, which will be remanded to the Texas Commission. While CPL intends to appeal this most recent order to the Court of Appeals, management is unable to predict how the final resolution of these issues will ultimately affect CSW's and CPL's results of operations and financial condition.

      CPL currently accounts for the economic effects of regulation in accordance with SFAS No. 71. Pursuant to the provisions of SFAS No. 71, CPL has recorded approximately $1.2 billion of regulatory-related assets at December 31, 1998. The application of SFAS No. 71 is conditioned upon CPL's rates being set based on the cost of providing service. In the event management concludes that as a result of changes in regulation, legislation, the competitive environment, or other factors, CPL, or some portion of its business, no longer meets the criteria for following SFAS No. 71, a write-off of regulatory assets and liabilities would be required, absent a means of recovering such assets or settling such liabilities in a continuing regulated segment of the business. CPL would also be required to evaluate whether there was any impairment of any deregulated plant assets. In addition, CPL and CSW could experience, depending on the timing and amount of any write-off, a material adverse effect on their results of operations and financial condition.

      See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for information on the CPL 1997 Final Order.

      SWEPCO Louisiana Rate Review
      In December 1997, the Louisiana Commission announced it would review SWEPCO's rates and service. SWEPCO's last rate activity was an $8.2 million rate decrease, initiated by SWEPCO and approved for its small and large industrial customers in January 1988. Prior to that SWEPCO's last rate increase was in 1985.

      The Louisiana Commission has selected consultants and legal counsel to perform a review of SWEPCO's rates and charges and to review SWEPCO's quality of

                                      2-18
service. The Louisiana Commission's legal counsel will issue a report in May 1999, and hearings will begin in September 1999. Management cannot predict the outcome of this review.

      SWEPCO Arkansas Rate Review
      In June 1998, the Arkansas Commission indicated that it would conduct a review of SWEPCO's earnings. The review began in July 1998. Management cannot predict the outcome of this review.

      Other
      Reference is made to NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for information regarding fuel proceedings at CPL, SWEPCO and WTU.


U.K. ELECTRIC

      SEEBOARD Recent Regulatory Actions
      Following the commencement of the phased-in opening of the United Kingdom domestic and small business electricity market to competition, since September 1998, many customers are now able to choose their electricity supplier. SEEBOARD competes for customers in its own area as well as throughout the rest of the United Kingdom. The DGES has allowed a significant portion of the system development costs associated with the introduction of competition to be recovered by the regional electricity companies through a charge to all customers over the next five years. The DGES has also announced price restraints which set a maximum amount that existing electricity supply companies can charge their domestic and small business customers, taking into account its view of future electricity purchase costs. For SEEBOARD, these price restraints reduce prices in real terms by 6% for the regulatory year ending March 31, 1999 and a further 3% for the following regulatory year ending March 31, 2000.

PROPOSED AEP MERGER

      Background Information
      On December 22, 1997, CSW and AEP announced that their boards of directors had approved a definitive merger agreement for a tax-free, stock-for-stock transaction creating a company with a total market capitalization of approximately $28 billion at that time. At December 31, 1998, the total market capitalization of the combined company would have been $28 billion ($15 billion in equity; $13 billion in debt), the combined company would have served more than 4.6 million customers in 11 states and approximately 4 million customers outside the United States. On May 27, 1998, AEP shareholders approved the issuance of the additional shares of stock required to complete the merger. On May 28, 1998, CSW stockholders approved the merger.

      Under the merger agreement, each common share of CSW will be converted into 0.6 shares of AEP common stock. Based upon AEP's closing price immediately prior to the merger announcement, this represented a premium of 20% over the CSW closing price. At December 22, 1997, AEP would have issued approximately $6.6 billion in stock to CSW stockholders to complete the transaction. At December 31, 1998, AEP would have issued approximately $6.0 billion in stock to CSW stockholders to complete the transaction. CSW stockholders will own approximately 40% of the combined company. CSW plans to continue to pay dividends on its common stock until the closing of the AEP Merger at approximately the same times and rates per share as 1998, subject to continuing evaluation of CSW's financial condition and earnings by the CSW board of directors.

      Under the merger agreement, there will be no changes required with respect to the public debt issues, the outstanding preferred stock or the Trust Preferred Securities of CSW's subsidiaries.

                                      2-19

      The   companies   anticipate   net  savings   related  to  the  merger  of
approximately $2 billion over a 10-year period from the elimination of duplication in corporate and administrative programs, greater efficiencies in operations and business processes, increased purchasing efficiencies, and the combination of the two work forces. At the same time, the companies will continue their commitment to high quality, reliable service. Job reductions related to the merger are expected to be approximately 1,050 out of a total domestic workforce of approximately 25,000. The combined company will use a combination of growth, reduced hiring and attrition to minimize the need for employee separations. Transition teams of employees from both companies will make organizational and staffing recommendations.

      The electric systems of AEP and CSW will operate on an integrated and coordinated basis as required by the Holding Company Act. Any fuel savings resulting from the coordinated operation of the combined company will be passed on to customers.

      The merger agreement contains covenants and agreements that restrict the manner in which the parties may operate their respective businesses until the time of closing of the merger. In particular, without the prior written consent of AEP, CSW may not engage in a number of activities that could affect its sources and uses of funds. Pending closing of the merger, CSW's and its subsidiaries' strategic investment activity, capital expenditures and non-fuel operating and maintenance expenditures are restricted to specific agreed upon projects or agreed upon amounts. In addition, prior to consummation of the merger, CSW and its subsidiaries are restricted from: (i) issuing shares of common stock other than pursuant to employee benefit plans; (ii) issuing shares of preferred stock or similar securities other than to refinance existing obligations or to fund permitted investment or capital expenditures; and (iii) incurring indebtedness other than pursuant to existing credit facilities, in the ordinary course of business or to fund permitted projects or capital expenditures. These restrictions are not expected to limit the ability of CSW and its subsidiaries to make investments and expenditures in amounts previously budgeted. (The foregoing statements constitute forward-looking statements within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD-LOOKING INFORMATION).

      Merger Regulatory Approvals
      The merger is conditioned, among other things, upon the approval of several state and federal regulatory agencies.

      General
      Testimony submitted in the filings in Arkansas, Louisiana, Oklahoma, Texas and at the FERC outlined the expected company-wide benefits of the merger to AEP and CSW customers and shareholders. These benefits would include $2 billion in non-fuel savings over 10 years and $98 million in net fuel savings over 10 years.

      FERC
      On April 30, 1998, AEP and CSW jointly filed a request with the FERC for approval of their proposed merger. On July 15, the FERC approved a draft order accepting the proposed transmission service agreements between the Ameren System and PSO. The draft order confirms that PSO's 250 MW firm contract path is available for AEP and CSW to meet the Holding Company Act's requirement that the two systems operate on an integrated and coordinated basis. In November 1998, the FERC issued an order setting issues for hearing. Hearings are scheduled to begin on June 1, 1999. The FERC order indicated that the review of the proposed merger would address the issues of competition, market power and customer protection and instructed AEP and CSW to refile an updated market power study. The updated market power study was filed in January 1999. CSW has filed a

                                      2-20
proposed settlement with the FERC to sell 250 MWs of capacity in the Frontera power plant project, two years after the AEP merger closes to respond to market-power issues. A final order is expected in the fourth quarter of 1999.

      Arkansas
      On June 12, 1998, AEP and CSW jointly filed a request with the Arkansas Commission for approval of their proposed merger. The Arkansas Commission issued an order approving the merger, subject to approval of the associated regulatory plan on August 13, 1998. On December 17, 1998, the Arkansas Commission issued a final order granting conditional approval of a stipulated agreement related to a proposed merger regulatory plan. The stipulated agreement calls for SWEPCO to reduce rates through a net savings merger rider for its Arkansas retail customers by $6 million over the five-year period following completion of the merger. The Arkansas Commission order notes the possibility of decisions in other jurisdictions adversely affecting provisions of the stipulated agreement. Consequently, the Arkansas Commission final orders are conditioned on its
consideration   of   approval   of  the  merger  in  other   state  and  federal
jurisdictions.

      Louisiana
      On May 15, 1998, AEP and CSW jointly filed a request with the Louisiana Commission for approval of their proposed merger and for a finding that the merger is in the public interest. AEP and CSW have proposed a regulatory plan in Louisiana that provides for:

      - Approximately $2.6 million in fuel cost savings to Louisiana customers of CSW's SWEPCO subsidiary during the 10 years following completion of the merger; and

      - A commitment not to raise base rates above current levels prior to January 1, 2002, for SWEPCO customers in Louisiana and a plan to share with those customers approximately one-half of the savings allocated to Louisiana related to the merger during the first 10 years following the merger. Under this plan, approximately $26 million of these non-fuel merger-related savings will be used to reduce future costs to SWEPCO's Louisiana customers.

      Hearings in Louisiana are expected to begin in the first quarter of 1999, and a final order is expected in the second quarter of 1999.

      Oklahoma
      On August 14, 1998, AEP and CSW jointly filed a request with the Oklahoma Commission for approval of their proposed merger. AEP and CSW have proposed a regulatory plan in Oklahoma that provides for

      - Approximately $11.8 million in fuel cost savings to Oklahoma customers of CSW's PSO subsidiary during the 10 years following completion of the merger; and

      - A commitment not to raise base rates above current levels prior to January 1, 2002, for PSO retail customers and to share approximately one-half of the savings from synergies created by the merger during the first 10 years following the merger. Under this plan, approximately $78.6 million of these non-fuel merger-related savings will be used to reduce future costs to PSO's retail customers.

      On October 1, 1998, an Oklahoma Commission ALJ issued an oral ruling recommending to the Oklahoma Commission that the merger filing be dismissed without prejudice for lack of information regarding the potential impact of the merger on the retail electric market in Oklahoma. The ruling was in response to comments received from intervenors to the merger. A dismissal without prejudice would allow AEP and CSW to submit an amended application with the added information.

                                      2-21

      Subsequent meetings with the parties to the merger proceeding resulted in an agreement on criteria for the additional studies. On October 21, 1998, the ALJ approved these criteria, as well as plans by AEP and CSW to file an amended application along with the additional studies.

      An amended application was filed with the Oklahoma Commission on February 25, 1999. Submission of the amended application reset Oklahoma's 90-day statutory time period for Oklahoma Commission action on the merger. All other material in the written record in the merger case will be preserved since the docket is not being dismissed. AEP and CSW anticipate that the Oklahoma Commission will establish a procedural schedule that will result in a final order in Oklahoma in the second quarter of 1999.

      Texas
      On April 30, 1998, AEP and CSW jointly filed a request with the Texas Commission for a finding that the merger is in the public interest. AEP and CSW have proposed a regulatory plan in Texas that provides for:

      - Approximately $29 million in fuel cost savings to Texas customers during the 10-year period following completion of the merger; and

      - A commitment to not raise base rates prior to January 1, 2002 for Texas customers and a plan to share with those customers approximately one-half of the savings allocated to Texas related to the merger during the first 10 years following the merger. In Texas, approximately $183 million of the savings from synergies will be used to reduce future costs to customers.

      On July 2, 1998, the Texas Commission issued a preliminary order setting forth the issues the Texas Commission will consider in the merger application. In its preliminary order, the Texas Commission also determined that: (i) the merger application was not a rate proceeding; (ii) restructuring issues should not be addressed; and (iii) matters in the jurisdiction of other regulatory bodies should not be addressed.

      AEP and CSW have reached a settlement in principle with the Texas Office of Public Utility Counsel and several cities in Texas. The proposed settlement provides for combined rate reductions totaling approximately $180 million over a six-year period for CSW's electric operating company customers through two separate rate riders. Both rate reduction riders become effective upon approval of the settlement and completion of the merger.

      The first rate reduction rider provides for $84.4 million in estimated net merger savings to be credited to Texas customer bills. The reduction would come from a net merger savings rate reduction rider over the six years following completion of the merger with the aggregate rate reductions for customers of the CSW Texas companies as follows:

-     $52.7 million for CPL;
-     $16.1 million for SWEPCO; and
-     $15.6 million for WTU.

                                      2-22

      The second rate reduction rider will be implemented to resolve issues associated with CPL, WTU and SWEPCO rate and fuel reconciliation proceedings in Texas. The $95.6 million rate reductions over the six years following completion of the merger include:

-     $61.3 million for CPL;
-     $19.9 million for SWEPCO; and
-     $14.4 million for WTU.

      CSW has agreed to withdraw the appeal of the CPL glide-path rate reduction of $13.0 million implemented in May 1998, as well as the second glide-path rate reduction of $13.0 million scheduled to take effect May 1999, if the settlement is approved and the merger between AEP and CSW merger is completed.

      In addition, as a part of the settlement proposal, CPL, SWEPCO and WTU agree not to seek an increase in base rates prior to January 1, 2003. The Texas Office of Public Utility Counsel and members of the Texas cities will not initiate rate reviews prior to January 1, 2001.

      The settlement proposal also provides for a sharing of off-system sales margins on the wholesale electricity market after the effective date of the merger. The proposed settlement also includes affiliate transaction standards and provides for the maintenance of service quality for Texas customers.

      Hearings in Texas are expected to begin in the second quarter of 1999, and a final order is expected by the end of the third quarter of 1999.

      NRC
      On June 19, 1998, CPL filed a license transfer application with the NRC requesting the NRC's consent to the indirect transfer of control of CPL's interests in the NRC licenses issued for STP from CSW to AEP. CPL would continue to own its 25.2% interest in STP, and CPL's name would remain on the NRC operating license. On November 5, 1998, the NRC approved the license transfer application on the condition that the merger is completed by December 31, 1999.

      Other Federal
      On October 13, 1998, AEP and CSW jointly filed an application with the SEC for approval of the proposed merger. The SEC merger filing is similar to requests currently before other jurisdictions and outlines the expected combined company benefits of the merger to AEP and CSW customers and shareholders. On November 9, 1998, AEP and CSW filed an amendment to the application.

      AEP and CSW plan to make other required federal merger filings with the Federal Communications Commission and the Department of Justice in the near future.

      United Kingdom
      CSW has a 100% interest in SEEBOARD, and AEP has a 50% interest in Yorkshire. The proposed merger of CSW into AEP would result in common ownership of the United Kingdom entities. Although the merger of CSW into AEP is not subject to approval of United Kingdom regulatory authorities, the common ownership of the United Kingdom entities could be referred by the United Kingdom Secretary of State for Trade and Industry for an investigation by the United Kingdom Monopolies and Mergers Commission. CSW is unable to predict the outcome of any such regulatory proceeding.

      AEP
      AEP has received a request from the staff of the Kentucky Public Service Commission to file an application seeking Kentucky Public Service Commission approval for the indirect change in control of Kentucky Power Company that will

                                      2-23
occur as a result of the proposed merger. CSW understands that although AEP does not believe that the Kentucky Public Service Commission has the jurisdictional authority to approve the merger, AEP will prepare a merger application filing to be made with the Kentucky Public Service Commission, which is expected to be filed by April 15, 1999. Under the governing statute the Kentucky Public Service Commission must act on the application within 60 days. Therefore this matter is not expected to impact the timing of the merger.

      Completion of the Merger
      The proposed AEP merger has a targeted completion date in the fourth quarter of 1999. The merger is conditioned, among other things, upon the approval of several state and federal regulatory agencies. The transaction must satisfy many conditions, including the condition that it must be a pooling of interests. The parties may not waive some of these conditions. AEP and CSW have initiated the process of seeking regulatory approvals, but there can be no assurances as to when, on what terms or whether the required approvals will be received or whether there will be any regulatory proceedings in the United
Kingdom. The merger agreement will terminate on December 31, 1999 unless, in certain circumstances, extended by either party as provided in the merger agreement. There can be no assurance that the AEP merger will be consummated.

      Merger Costs
      As of December 31, 1998, CSW had deferred $26 million in costs related to the merger on its consolidated balance sheet, which will be charged to expense if AEP and CSW are not successful in completing their proposed merger.

      See NOTE 16. PROPOSED AEP MERGER.


OTHER MERGER AND ACQUISITION ACTIVITIES

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

                                      2-24

      On February 11, 1999, the bankruptcy court issued a ruling that denied confirmation of both the Louisiana Generating LLC reorganization plan and the SWEPCO Plan. Although both plans were rejected, the bankruptcy court said its ruling should provide guidance for the bidders to modify their existing plans. SWEPCO expects to modify the SWEPCO Plan consistent with the bankruptcy court's direction and to continue to pursue the acquisition of the non-nuclear assets of Cajun. The bankruptcy court has scheduled a status conference for March 15, 1999 to determine the next step in the process.

      Consummation of a SWEPCO reorganization plan for Cajun is conditioned upon confirmation by the bankruptcy court, and the receipt by SWEPCO and CSW of all requisite state and federal regulatory approvals in addition to their respective board of directors approvals. If a SWEPCO reorganization plan for Cajun is ultimately confirmed by the bankruptcy court, the $940.5 million required to consummate the acquisition of Cajun's non-nuclear assets is expected to be financed through a combination of external non-recourse borrowings and internally generated funds. There can be no assurance that the bankruptcy court will confirm a SWEPCO reorganization plan for Cajun, or, if it is confirmed, that federal and state regulators will approve it. As of December 31, 1998, SWEPCO had deferred $11.9 million in costs related to the Cajun acquisition on its consolidated balance sheet, which would be expensed if a SWEPCO reorganization plan for Cajun was not ultimately successful. See NOTE 3. COMMITMENTS AND CONTINGENT LIABILITIES.


OTHER INITIATIVES

      As described in OVERVIEW, a vital part of CSW's future strategy involves initiatives that are outside of the traditional United States electric utility industry due to increasing competition and fundamental changes in this industry. In addition, lower anticipated growth rates in CSW's core United States electric utility business combined with the previously mentioned industry factors have resulted in CSW pursuing other initiatives. These initiatives have taken a variety of forms; however, they are all consistent with the overall plan for CSW to develop a global energy business. CSW has restrictions on the amounts it may spend under the AEP merger agreement. While CSW believes that such initiatives are necessary to maintain its competitiveness and to supplement its growth in the future, the Holding Company Act may impede or delay its ability to successfully pursue such initiatives. (The foregoing statement constitutes a forward-looking statement within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD-LOOKING INFORMATION). See OVERVIEW and RECENT DEVELOPMENTS AND TRENDS.

      DIVERSIFIED ELECTRIC

      CSW Energy
      CSW Energy presently owns interests in six operating power projects totaling 978 MW which are located in Colorado, Florida and Texas. CSW Energy began construction in August 1998 of a 500 MW merchant power plant, known as Frontera, in the Rio Grande Valley, near the city of Mission, Texas. The natural gas-fired facility should begin simple cycle operation in the summer of 1999 and combined cycle operation by the end of 1999.

      In addition to these projects, CSW Energy has other projects in various stages of development.

      CSW International
      CSW International was organized to pursue investment opportunities in EWGs and FUCOs and currently holds investments in the United Kingdom, Mexico and

                                      2-25

South America. In the first quarter of 1998, CSW International and its joint venture partner, Alpek, commenced commercial operations of a 109 MW, gas fired cogeneration project at Alpek's Petrocel industrial complex in Altamira, Tamaulipas, Mexico.

      In late 1998, CSW International and Scottish Power commenced construction of a 400 MW combined cycle gas turbine power station in southeast England. Commercial operation is expected to begin in the year 2000. CSW International has a 50% interest in the project.

      Also during 1998, CSW International invested an additional $100 million in convertible securities of Vale. At December 31, 1998, CSW International had approximately $290 million invested in South America.

      Through December 31, 1998, CSW International has invested $80 million in Vale to obtain a 36% equity interest. CSW International also issued $100 million of debt to Vale, convertible to equity by the end of 1999. CSW International accounts for its $80 million investment in Vale on the equity method of accounting, and the $100 million as a loan.

      In mid-January 1999, amid market instability, the Brazilian government abandoned its policy of pegging the currency in a broad range against the dollar. This resulted in a 40% devaluation of the Brazilian currency, the real, by the end of January. Vale will be unfavorably impacted by the devaluation primarily due to the revaluation of foreign denominated debt.

      CSW International has a put option which requires that Vale purchase CSW International's shares, upon CSW International exercising the put, at a minimum of the purchase price paid for the shares ($80 million). As a result of the put option arrangement, management has reached a preliminary conclusion that CSW International's investment carrying amount will not be reduced below the put option value unless there is deemed to be a permanent impairment. CSW International views its investment in Vale as a long-term investment strategy and believes that the investment in Vale continues to have significant long-term value and is recoverable. Management will continue to closely evaluate the changes in the Brazilian economy, and its impact on CSW International's investment in Vale.

      As of December 31, 1998, CSW International had invested $110 million in stock of a Chilean electric company. The investment is classified as securities available for sale and accounted for by the cost method. Based on the year-end market value of the shares and foreign exchange rates, the value of the investment at December 31, 1998 is $66 million. The reduction in the carrying value of this investment has been reflected in Other Comprehensive Income in CSW's Consolidated Statements of Stockholder's Equity. Management views its investment in Chile as a long-term investment strategy. Management will continue to closely evaluate the changes in the South American economy and its impact on CSW International's investment in the Chilean electric company.

      In addition to these projects, CSW International has other projects in various stages of development.


      ENERGY SERVICES

      C3 Communications
      C3 Communications, an exempt telecommunications company, is comprised of two divisions. C3 Communications' Utility Automation Division provides automatic meter reading, interval meter data and related products and services to

                                      2-26
commercial and industrial customers, electric, gas and water utilities and other energy service providers. C3 Communications' Networks Division was formed from the dissolution of ChoiceCom. C3 Communications' Networks Division offers high capacity inter-city fiber optic network services to telecommunications carriers and wholesale customers in Texas and Louisiana with plans to expand into Arkansas and Oklahoma.

      C3 Communications' Utility Automation Division entered the direct access market in 1998 and received approval from all three utility distribution companies in California to manage meter data for the state's deregulated electric utility industry. The Utility Automation Division continues to seek other domestic opportunities.

      In 1998, ChoiceCom expanded its switch-based local dial tone markets from three cities to five by installing state-of-the art Lucent 5ESS(R) switches in Dallas and Houston, Texas. ChoiceCom also expanded its long haul network with the installation and operation of a high capacity fiber optic system linking the Texas cities of Dallas, Houston, Austin and San Antonio in July of 1998.

      By mutual agreement, the ChoiceCom partnership was terminated December 31, 1998. ICG Communications, Inc. purchased ChoiceCom's local dial tone business while C3 Communications retained the long haul, high-capacity fiber optic network. With the fiber assets, C3 Communications established the Networks Division and plans to focus on CSW's original strategies to build new routes in the states of Texas, Oklahoma, Louisiana and Arkansas.

      EnerShop
      EnerShop's two product lines are performance contracting and EnerACT advisory services.

      Through performance contracting, EnerShop provides energy services to customers in Texas and Louisiana that help reduce customers' operating costs through increased energy efficiencies and improved equipment operations. EnerShop utilizes the skills of local trade allies in offering services that include energy and facility analysis, project management, engineering design, equipment procurement and construction and performance monitoring.

      EnerACT is an innovative system that communicates with all brands and models of energy management systems and utility meters. EnerACT aggregates load profiles of multiple facilities into a single purchasing entity, optimizes real-time control of buildings simultaneously with real-time energy prices, and predicts energy consumption for operations through building simulation models. Customers in California, Illinois, Louisiana, New York, Texas, and Wisconsin currently subscribe to EnerACT advisory services.

      Other Ventures
      The CSW Services Business Ventures group pursues energy-related projects. Projects for these groups include staffing services for electric utility nuclear power plants, energy management systems, and electric substation automation software. In August 1998, the SEC approved the marketing and distribution of electric bikes, and associated accessories under the TotalEV name.

      In late 1997, CSW Energy Services was launched to explore the electric utility industry's emerging retail supply markets as they were deregulated on a state-by-state basis. CSW Energy Services began selling retail electric supply to commercial customers in California and Pennsylvania. In March 1998, CSW Energy Services signed its first major supply contract in California. In January 1999, CSW Energy Services announced that it was ceasing its business as a retail electric supplier and that it would assign or terminate its existing electricity supply contracts to other suppliers.

                                      2-27

      In June 1997, the FERC approved the request of CSW Power Marketing to sell power and energy at market-based rates in the wholesale market. AEP is currently pursuing this initiative, as a result, CSW has temporarily suspended this initiative.


SOUTH TEXAS PROJECT

      CPL owns 25.2% of STP, a two-unit nuclear power plant which is located near Bay City, Texas. HL&P owns 30.8%, San Antonio owns 28.0%, and Austin owns 16.0% of STP. STP Unit 1 was placed in service in August 1988, and STP Unit 2 was placed in service in June 1989. In November 1997, STPNOC assumed the duties of STP operator. Each of the four STP co-owners are represented on the STPNOC board of directors.

      STP unit 2 was removed from service during 1998 for a scheduled refueling outage. For the year 1998, Unit 1 and Unit 2 operated at net capacity factors of 99.1% and 91.1%, respectively.

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

      The U.S. Electric Operating Companies are subject to various pending claims alleging that they are PRPs under federal or state remedial laws for investigating and cleaning up contaminated property. CSW believes that resolution of these claims, individually or in the aggregate, will not have a material adverse effect on CSW's or any U.S. Electric Operating Company's results of operations or financial condition. Although the reasons for this expectation differ from site to site, factors that are the basis for the expectation for specific sites include the volume and/or type of waste allegedly contributed by the U.S. Electric Operating Company, the estimated amount of costs allocated to the U.S. Electric Operating Company and the participation of other parties (The foregoing statements constitute forward-looking statements within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD-LOOKING INFORMATION). See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS and NOTE 3. COMMITMENTS AND CONTINGENT LIABILITIES for additional discussion regarding environmental matters.

      The EPA recently promulgated revised, more stringent ambient air quality standards for ozone and particulates. While these standards do not mandate emission constraints or reductions for facilities such as electricity generating power plants, they may result in more areas being designated as non-attainment for these two pollutants. States will be required to develop strategies to achieve compliance in these areas, strategies that may include lower emission levels for electricity generating power plants, possibly including facilities

                                      2-28
within the CSW System. The impact, if any, on CSW or the U.S. Electric Operating Companies cannot yet be determined, but the impact could be significant.

      At the Kyoto Conference on Global Warming held in December 1997, U.S. representatives agreed to a treaty which could require new limitations on "greenhouse gases" from power plants. CSW and the U.S. Electric Operating Companies could be affected if this treaty is approved by the United States Congress in its present form. The impact, if any, on CSW or the U.S. Electric Operating Companies cannot be determined because most of the greenhouse gas emission reduction would come from coal generation that would have to be switched to natural gas or retired. At December 31, 1998, 34% of the U.S. Electric Operating Companies' installed generating capacity was coal and lignite. For the year ended December 31, 1998, 47% of the U.S. Electric Operating Companies' MWH generation was coal and lignite.


RISK MANAGEMENT

      In 1997, CSW's board of directors adopted a risk management resolution authorizing CSW to engage in currency, interest rate and energy spot and forward transactions and related derivative transactions on behalf of CSW with foreign and domestic parties as deemed appropriate by executive officers of CSW. The risk management program is necessary to meet the growing demands of CSW's customers for competitive prices and price stability, to enable CSW to compete in a deregulated power industry, to manage the risks associated with domestic and foreign investments and to take advantage of strategic investment opportunities.

      The U.S. Electric Operating Companies experience commodity price exposures related to the purchase of fuel supplies for the generation of electricity and for the purchase of power and energy from other generation sources. Contracts that provide for the future delivery of these commodities can be considered forward contracts which contain pricing and/or volume terms designed to stabilize the cost of the commodity. Consequently, the U.S. Electric Operating Companies manage their price exposure for the benefit of customers by balancing their commodity purchases through a combination of long-term and short-term (spot market) agreements.

      In response to the development of a more competitive electric energy market, CSW has received regulatory approval, which authorizes the four U.S. Electric Operating Companies to conduct a pilot program which offers power sales agreements at tariffed rates with a fixed fuel cost. To offset the commodity price risk associated with these contracts, CSW has purchased natural gas swaps. These swaps cover natural gas deliveries beginning in January and continuing for the remainder of 1999. Natural gas volumes purchased to serve these contracts for which CSW has secured swap agreements represents approximately 1% of annual natural gas purchases.

      The table below provides information about the Company's natural gas swaps and electricity forward contracts that are sensitive to changes in commodity prices. The swaps hedge commodity price exposure for the year 1999. Cash outflows on the swap agreements should be offset by increased margins on electricity sales to customers under tariffed rates with fixed fuel costs. The electricity forward contracts hedge a portion of CSW's energy requirements through September 1999. The average contract price for forward purchases is $58 per MWH and the average contract price for forward sales is $80 per MWH.

                                      2-29

      Contractual commitments at December 31, 1998 are as follows:

                       Net Notional                             Fair Value of
    Products              Amount        Fair Value of Assets     Liabilities
    ----------------------------------------------------------------------------
                                                      (millions)
    Swaps             6,510,000 MMbtu          $--                  $1
    Forwards:
       purchases        440,000 MWH              3                  --
       sales            292,800 MWH              1                  --


      SEEBOARD has entered into contracts for differences to reduce exposure to fluctuations in the price of electricity purchased from the United Kingdom's electricity power pool. This pool was established at privatization of the United Kingdom's electric industry for the bulk trading of electricity between generators and suppliers. At December 31, 1998, the gross value of such contracts for differences was approximately 92% of the expected power purchases for 1999.

      CSW has, at times, been exposed to currency and interest rate risks which reflect the floating exchange rate that exists between the U.S. dollar and the British pound. CSW has utilized certain risk management tools to manage adverse changes in exchange rates and to facilitate financing transactions resulting from CSW's acquisition of SEEBOARD. At the end of 1998, CSW had positions in two cross currency swap contracts. The following table presents information relating to these contracts. The market value represents the foreign exchange/interest rate terms inherent in the cross currency swaps at current market pricing. CSW expects to hold these contracts to maturity. At current exchange rates, this liability is included in long-term debt on the balance sheet at a carrying value of approximately $429 million.

                                               Expected          Expected Cash
                                             Cash Inflows          Outflows
Contract                 Maturity Date     (Maturity Value)     (Market Value)
--------------------------------------------------------------------------------
Cross currency swaps    August 1, 2001       $200 million       $220.4 million
Cross currency swaps    August 1, 2006       $200 million       $236.2 million

      For  information  related  to  currency  risk in South  America  see OTHER
INITIATIVES,   DIVERSIFIED  ELECTRIC,  CSW  International.  For  information  on commodity contracts see NOTE 7. FINANCIAL INSTRUMENTS.


OTHER MATTERS

      Year 2000
      On a system-wide basis, CSW initiated a year 2000 project to prepare internal computer systems and applications for the year 2000. These systems and applications include management information systems that support business operations such as customer billing, payroll, inventory and maintenance. Other systems with computer-based controls such as telecommunications, elevators, building environmental management, metering, plant, transmission, distribution and substations are included in this project as well.

      Year 2000 readiness is a top priority for CSW. The formal project was initiated in late 1996 at which time an executive sponsor and project manager were named and a centralized project management office was formed. More than 30 Readiness Teams have been initiated and are in various phases of the project. Currently, those teams represent the equivalent of about 90 full-time employee positions working on year 2000 readiness. The teams are using a formal approach that includes inventory, assessment, remediation, testing of systems and development of contingency plans. Formal progress checkpoints are conducted biweekly by the project management team. An executive oversight council

                                      2-30
comprising the functional vice presidents convenes monthly to review progress and address issues. The project executive sponsor updates top management on a weekly basis and at every Board of Directors Audit Committee meeting.

      CSW has completed a review of its year 2000 project. External consultants assisted in the review. The purpose of the review was to assess the project plans and processes to ensure that the significant risks to CSW associated with the year 2000 are prudently managed. Several changes have been incorporated into the year 2000 project as a result of the review findings.

      State of Readiness
      Key milestones for the CSW system-wide year 2000 program excluding SEEBOARD and Vale are listed below:

    - A detailed inventory and assessment of critical systems was completed in the third quarter of 1998. This includes switchboards, elevators, environmental controls, vehicles, metering systems, and embedded logic or real time control systems in support of generation and delivery of electricity. The findings indicate that less than 15% of installed controls have microprocessors, very few have date logic and over 90% of those with date logic already process new millennium dates correctly. The need for additional functionality in the early 1990's resulted in the modernization of several electric operation systems that has reduced the conversion requirements. Corrective and certification measures are well underway for these systems and completion is targeted for all systems by the second quarter of 1999.

      - Inventory and assessment of business applications and vendor-supplied software was completed in the first quarter of 1997. Only 25% of the business application programs were determined to require remediation by December 1999.

      -  Plans  for  modification   and  certification   testing   of   business
         application software were completed in the third quarter of 1997.

      - Remediation plans and schedules for business applications were established in the fourth quarter of 1997, and conversion and certification activities were initiated. As of the end of 1998, 75% of business critical applications were converted and certified. The remaining 25% of applications are targeted for completion by mid-year 1999.

      SEEBOARD completed an inventory of date dependent assets including, but not limited to, embedded chip technology, software, hardware, applications, telecommunications, access and security systems in the third quarter of 1998. SEEBOARD is on schedule to complete an assessment of all critical systems by the first quarter of 1999 and remediation of those systems in the second quarter of 1999. Final verification of those systems is scheduled for completion by the third quarter of 1999. To date, 70% of the work to be performed in electric operations has been completed.

      Vale completed an inventory of date dependent assets and critical systems in the fourth quarter of 1998. Vale is on schedule for remediation of these assets and systems by the third quarter of 1999. Most business system remediation has been completed.

      Cost to Address Year 2000 Issues
      Work related to the year 2000 project is being performed using a mix of internal and external resources. The funds for year 2000 project expenditures are included in CSW's budget. The majority of costs related to the project are expensed as incurred. The historical cost incurred to date for the year 2000 project is approximately $10 million, $9 million of which was incurred in 1998.

                                      2-31

Remaining testing and conversion is expected to cost an additional $23 million to $28 million over the next 15 months. Approximately 33% of the projected cost is to be covered through the redeployment of existing resources. Approximately 42% of the projected cost is for contract labor. The remaining 25% of the projected cost is for computer hardware and software purchases.

      Development and upgrade costs totaling approximately $12 million relating to certain SEEBOARD systems have been removed from the projected cost. The primary purpose for implementing those particular systems is related to the competitive electricity markets in the U.K., not an acceleration of expenditure for year 2000 purposes.

      At present no planned CSW computer information system projects have been affected by the year 2000 project, but that may change as the year 2000 approaches. Accordingly, no estimate has been made for the financial impact of any future projects foregone due to resources allocated to the year 2000 project.

      Risk of Year 2000 Issues
      The greatest financial risk to CSW would be a total inability to generate and deliver electricity. Many primary systems and backup systems would have to fail in order for that total inability to occur. The probability of a total inability to generate and deliver electricity by CSW is very low.

      To date at CSW System power plants, no year 2000 issues have been found that would have caused power plants to fail. Risk of power plant failure is limited because 50% of power plant controls do not operate with date sensitive logic. Additionally, the year 2000 issues, which have been identified in the plants, are generally minor issues typically affecting reporting systems.

      The vast majority of the transmission and distribution system consists of wires, poles, transformers, switches and fuses where year 2000 is not an issue. Fewer than 15% of control systems that operate transmission and distribution equipment are micro-processor based, and of those, 95% have been found to process year 2000 dates correctly. The standard residential meter is not affected; however, about 10% of industrial and large commercial meters have microprocessors. So far most of those microprocessors process dates correctly.

      The areas requiring the greatest amount of work are the computers that operate business systems such as customer billing and accounting. CSW is on schedule to have year 2000 issues in these systems resolved by the summer of 1999.

      Currently, no cost estimate exists related to CSW's year 2000 risk.

      Contingency Plans
      Contingency plans have been in place for years to address problems resulting from weather. These plans are being updated to include year 2000 issues. Contingency planning is engineered into the transmission and distribution systems as it is designed with the capability to by-pass failed equipment. A margin of power generation reserve above what is needed is normally maintained. This reserve is a customary operating contingency plan that allows CSW to operate normally even when a power plant unexpectedly quits operating. Backup supplies of fuels are normally maintained at CSW power plants. Natural gas plants have fuel oil as a backup and multiple pipelines provide redundant supplies. At coal plants about 40-45 days of extra coal is kept on hand.

      The North American Electric Reliability Council is coordinating with all national power regions to assess the risks and to develop contingency plans within the national electric delivery system. During the fourth quarter of 1998,

                                      2-32

CSW developed first drafts of the contingency plans to address year 2000 issues. These contingency plans are currently being further developed and will be completed in the second quarter of 1999. CSW will participate in an industry-wide drill focused on sustaining reliable operations with a simulated partial loss of voice and data communications on April 9, 1999. Additionally, CSW will participate in an industry-wide drill to test its operational preparedness in the third quarter of 1999. Final verification of external interfaces will be performed in the last half of 1999. Contingency plans will continue to be revised as needed as a result of the drills.

      CSW has contacted over 6,000 suppliers to determine their readiness with 70% responding. Of those responding, 55% say they are prepared for the year 2000. CSW is developing plans for the possible failure of some critical suppliers.

      The preceding discussion contains forward-looking information within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD-LOOKING INFORMATION.


NEW ACCOUNTING STANDARDS

      SFAS No. 130
      SFAS No. 130 is effective for fiscal year 1998 and was the basis of preparation for the Consolidated Statements of Stockholders' Equity in this report. The statement adds the requirement to present comprehensive income and all of its components (revenues, expenses, gains and losses) in a full set of financial statements, and this new statement must be displayed with the same prominence given other financial statements. Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period except those resulting from investments by owners and distributions to owners.

      SFAS No. 131
      CSW adopted SFAS No. 131 for fiscal year 1998. The statement requires disclosure of selected information about its reportable operating segments. Operating segments are components of an enterprise that engage in business activities that may earn revenues and incur expenses, for which discrete financial information is available and is evaluated regularly by the chief operating decision-maker within a company for making operating decisions and assessing performance. Segments may be based on products and services, geography, legal structure or management structure.

      SFAS No. 132
      SFAS No. 132 is effective for fiscal year 1998 and is reflected in NOTE 5. BENEFIT PLANS. This statement standardizes the disclosure requirements for pensions and OPEBs, requires additional information for changes in the benefit obligations and fair value of plan assets and eliminates certain disclosure requirements.

      SOP No. 98-5
      SOP No. 98-5 is effective for fiscal years beginning after December 15, 1998. The statement requires entities to expense the costs of start-up activities as incurred. SOP No. 98-5 broadly defines start-up activities to include: (i) costs that are incurred before operations have begun; (ii) costs incurred after operations have began but before full productive capacity has been reached; (iii) learning costs and non-recurring operating losses incurred before a project is fully operational; and (iv) one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory or with a new class of customer, and initiating a new process in an existing operation.

                                      2-33

      CSW adopted SOP No. 98-5 in 1998 and, as a result, CSW Energy and CSW International expensed $4.5 million and $1.5 million, after tax, respectively, of start-up costs, which had previously been capitalized.

      SFAS No. 133
      SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 (January 1, 2000 for calendar year entities). This statement replaces existing pronouncements and practices with a single integrated accounting framework for derivatives and hedging activities and eliminates previous inconsistencies in generally accepted accounting principles. The statement expands the accounting definition of derivatives, which had focused on freestanding contracts (futures, forwards, options and swaps) to include embedded derivatives and many commodity contracts. All derivatives will be reported on the balance sheet either as an asset or liability measured at fair value. Changes in a derivative's fair value will be recognized currently in earnings unless specific hedge accounting criteria is met. CSW has not yet quantified the impacts of adopting SFAS No. 133 on its financial statements and has not determined the timing or the method of adopting SFAS No. 133.

      EITF Issue 98-10
      In December 1998, the EITF reached consensus on Issue 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities. EITF Issue 98-10 is effective for fiscal years beginning after December 15, 1998. EITF Issue 98-10 requires energy trading contracts to be recorded at fair value on the balance sheet, with the changes in fair value included in earnings. In reaching its consensus, the EITF distinguished between energy contracts entered to generate a profit and energy contracts entered to provide for the physical delivery of a commodity. Generally, CSW's energy contracts are entered into for the physical delivery of energy. These contracts, therefore, do not meet the definition of "trading activities" addressed by EITF Issue 98-10. Therefore, adoption of EITF Issue 98-10 will not have a material impact on CSW's results of operations or financial condition.



                                      2-34

CENTRAL AND SOUTH WEST CORPORATION
RESULTS OF OPERATIONS

      Reference is made to CSW's Consolidated Financial Statements, Notes to Consolidated Financial Statements and Selected Financial Data. Referenced
information should be read in conjunction with, and is essential to understanding, the following discussion and analysis. CSW's results fluctuate, in part, with the weather. CSW's 1998 results reflect an outstanding weather-related year, and that type of weather may not occur in 1999. Also, other than certain one-time items, as discussed throughout the results of operations, CSW's income statement line items as a percentage of total revenues remain fairly consistent, due primarily to the regulatory environment in which CSW operates. The preceding discussion contains forward-looking information within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD-LOOKING INFORMATION.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1998 AND 1997

      CSW's earnings increased to $440 million in 1998 from $153 million in 1997. CSW's return on average common stock equity was 12.4% in 1998 compared to 4.2% in 1997. The primary reason for the higher earnings and return on average common stock equity was the absence in 1998 of the accrual of $176 million for the one-time United Kingdom windfall profits tax. Hotter than normal summer weather and increased customer growth and usage at the U.S. Electric Operating Companies were also factors in the increase in earnings over 1997. Additionally, the sale of a telecommunications partnership interest in 1998 and a decrease in the United Kingdom corporate tax rate contributed to the earnings increase. The absence of the impact of CSW's final settlement of litigation with El Paso in 1997 contributed to the increase in earnings in 1998 as well. Also contributing to the increase in earnings was the absence in 1998 of the effect of both the PSO 1997 Rate Settlement Agreement and the CPL 1997 Final Order. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for additional information on the CPL 1997 Final Order and the PSO 1997 Rate Settlement Agreement. See NOTE 17. EXTRAORDINARY ITEM for additional information on the windfall profits tax. Partially offsetting the higher earnings was a charge for accelerated capital recovery of STP and asset write-offs at several of CSW's business segments.

Operating revenues increased $214 million in 1998 compared to 1997. The revenue variances are shown in the following table.

                         1998 REVENUE VARIANCES
             Increase (decrease) from prior year, millions

         U.S. Electric
              KWH Sales, Weather-Related                  $72
              KWH Sales, Growth and Usage                  53
              Fuel Revenue                                 31
              Sales for Resale                              6
              Other Electric                                5
                                                    ------------
                                                          167
         United Kingdom                                  (101)
         Other Diversified                                148
                                                    ------------
                                                         $214
                                                    ------------


      U.S. Electric revenues increased $167 million, or 5%, in 1998 compared to 1997. Retail MWH sales increased 6% with increases in all customer classes. U.S. Electric revenues increased due primarily to higher MWH sales resulting from

                                      2-35
hotter than normal summer weather and increased customer usage and growth. An increase in fuel revenues, as discussed in fuel expense below, also contributed to the higher revenues. United Kingdom revenues decreased $101 million, or 5%, in 1998 compared to 1997 due to the loss of revenues associated with the sale of its retail stores in the second quarter of 1998 and the effect of price control on the supply business. Other diversified revenues increased $148 million in 1998 compared to 1997 due primarily to increased revenues from CSW Energy, CSW Credit and EnerShop.

      During 1998 and 1997 the U.S. Electric Operating Companies generated 92% and 93% of their electric energy requirements, respectively. U.S. Electric fuel expense increased $13 million in 1998 compared to 1997 due primarily to increased generation offset in part by a decrease in fuel prices to $1.67 per MMbtu in 1998 from $1.83 per MMbtu in 1997. United Kingdom cost of sales decreased $87 million in 1998 compared to 1997 due primarily to lower cost of sales associated with the sale of SEEBOARD's retail stores and a decrease in the cost of purchased power reflecting lower business volumes.

      Other operating expense increased $48 million in 1998 compared to 1997 due in part to a CSW Energy power plant that went into service in February 1998. The increase in other operating expense was offset in part by the absence in 1998 of the settlement of litigation with El Paso which increased other operating expense $35 million in 1997. Further offsetting the increase in other operating expense in 1998 was the absence of the $12 million impact of the CPL 1997 Final Order and the $4 million impact of the PSO 1997 Rate Settlement Agreement. See
NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for additional information on the CPL 1997 Final Order and the PSO 1997 Rate Settlement Agreement. Also partially offsetting the increase in other operating expense was reduced pension expense in 1997 resulting from changes made to the pension plan for CSW's domestic employees. See NOTE 5. BENEFIT PLANS for additional information related to the changes in the pension plan.

      Depreciation and amortization expense increased $24 million, or 5%, in 1998 due primarily to accelerated recovery of ECOM property recorded in 1998 related to the CPL 1997 Final Order, a charge for accelerated capital recovery of STP, as well as increases in depreciable property. Income tax expense increased $52 million due primarily to higher pre-tax income.

      Other income and deductions increased to $42 million in 1998 from $32 million in 1997 due primarily to the sale of a telecommunications partnership interest. Long-term interest expense decreased $22 million in 1998 due primarily to the prepayment of a $60 million variable rate bank loan due December 1, 2001; the maturity of $200 million of CPL FMBs on October 1, 1997 and $28 million of CPL FMBs on January 1, 1998; and the redemption of $91 million of FMBs of certain of the U.S. Electric Operating Companies on September 1, 1998. See NOTE
8. LONG-TERM DEBT for additional information on the redemption of these securities. Short-term debt was used to prepay the variable rate bank loan in two $30 million installments on January 28, 1998 and April 27, 1998. Short-term borrowings and internal cash generation were used to fund the maturities and redemption of the previously mentioned FMBs. Short-term and other interest expense increased $35 million in 1998 when compared to 1997 due primarily to higher levels of short-term borrowings. Distributions on Trust Preferred Securities increased interest and other charges by $10 million in 1998. The Trust Preferred Securities were outstanding for all of 1998, while they were outstanding for only part of 1997. See NOTE 10. TRUST PREFERRED SECURITIES for additional information on these securities.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1997 AND 1996

      CSW's earnings decreased to $153 million in 1997 from $429 million in 1996. CSW's return on average common stock equity was 4.2% in 1997 compared to 12.1% in 1996. The primary reason for the lower earnings and return on average common stock equity was the accrual of the one-time United Kingdom windfall

                                      2-36
profits tax. The impact of CSW's final settlement of litigation with El Paso contributed to the decline in earnings as well. Also contributing to the decrease in earnings was the effect of both the PSO 1997 Rate Settlement Agreement and the CPL 1997 Final Order. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for additional information on the CPL 1997 Final Order and the PSO 1997 Rate Settlement Agreement. See NOTE 17. EXTRAORDINARY ITEM for additional information on the windfall profits tax. Further reducing earnings for 1997 were certain asset write-offs predominately at the U.S. Electric Operating Companies. Partially offsetting the lower earnings was the gain on the reacquisition of a portion of the U.S. Electric Operating Companies' preferred stock and an adjustment to deferred tax balances of $15 million resulting from a 2% reduction in the United Kingdom corporation tax rate. Further offsetting the decline in earnings was an increase in non-fuel electric revenues. Significant items occurring in 1997 that affected earnings are listed below (in millions).

                                                    Earnings
                                                     Impact
                                                 ---------------
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


      In addition, several items that occurred in 1996 were not present in 1997. Prior to the sale of Transok in 1996, CSW realized $12 million of earnings from Transok's operations. As a result of the sale, CSW also recorded an after-tax gain of approximately $120 million in 1996. However, the U.S. Electric Operating Companies and CSW Energy recorded charges totaling $102 million, after-tax, for certain investments in the second quarter of 1996 which decreased earnings. See
NOTE 15. TRANSOK DISCONTINUED OPERATIONS for additional information concerning the effects of the sale of Transok.


                                      2-37

      Operating revenues increased $113 million in 1997 compared to 1996. The revenue variances are shown in the following table.

                            1997 REVENUE VARIANCES
                     Increase (decrease) from prior year, millions

                   U.S. Electric
                        CPL and WTU Transmission
                          Revenues                     $56
                        KWH Sales, Growth and Usage     41
                        Fuel Revenue                    23
                        CPL 1996 Fuel Agreement         18
                        Sales for Resale                12
                        CPL 1997 Final Order           (45)
                        KWH Sales, Weather-Related     (37)
                        PSO 1997 Rate Settlement
                          Agreement                    (32)
                        Other Electric                  37
                                                      ------
                                                        73
                                                      ------
                   United Kingdom                       22
                   Other Diversified                    18
                                                      ------
                                                      $113
                                                      ------

      U.S. Electric revenues increased $73 million, or 2%, in 1997 compared to 1996. Retail MWH sales increased 2.5%, with increases in all customer classes. U.S. Electric revenues increased due primarily to higher MWH sales resulting from increased customer usage and new transmission access revenues at CPL and WTU, in accordance with FERC Order No. 888 and the Texas Commission's rule regarding transmission access and pricing. The new transmission revenues had no material effect on earnings because they were almost completely offset by a corresponding amount of transmission expense. Revenues increased due in part to the absence in 1997 of the revenue decrease in 1996 from the CPL 1996 Fuel Agreement. An increase in fuel revenues, as discussed in fuel expense below, also contributed to the higher revenues. Partially offsetting the revenue increase was a decrease in weather-related demand due to milder weather in the first nine months of 1997. Further offsetting the increase in U.S. Electric revenues was the revenue decrease from both the CPL 1997 Final Order and the PSO 1997 Rate Settlement Agreement. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for additional information on the CPL 1997 Final Order and the PSO 1997 Rate Settlement Agreement. United Kingdom revenues increased $22 million, or 1%, in 1997 compared to 1996 due primarily to the effect of the exchange rate movement between the British pound and the U.S. dollar, partially offset by a reduction in the fossil fuel levy collected on behalf of the United Kingdom government. Other diversified revenues increased $18 million, or 31%, in 1997 compared to 1996 due primarily to increased revenues from CSW International, C3 Communications, CSW Credit and EnerShop.

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

      Other operating expense increased $196 million to $981 million in 1997 compared to 1996 due in part to the absence in 1997 of a $27 million pension adjustment recorded in the second quarter of 1996 at SEEBOARD which decreased

                                      2-38
pension expense. The effect of the exchange rate movement between the British pound and U.S. dollar also contributed to the increase in other operating expense of SEEBOARD U.S.A. In addition, approximately $56 million in new transmission access expense was recorded at CPL and WTU in 1997 related to FERC Order No. 888 and the Texas Commission rules regarding transmission access and pricing. Also increasing other operating expense were asset write-offs of approximately $57 million including certain regulatory assets, capitalized demand side management assets and obsolete inventories. In addition, the settlement of litigation with El Paso increased other operating expense $35 million. Further contributing to the increase in other operating expense was the $12 million impact of the CPL 1997 Final Order and the $4 million impact of the PSO 1997 Rate Settlement Agreement. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for additional information on the CPL 1997 Final Order and the PSO 1997 Rate Settlement Agreement. Partially offsetting these increases were the absence in 1997 of expenses recorded in 1996 related to inventory write-offs of $10 million and CPL rate case adjustments of $15 million. Further offsetting the increases were charges in 1996 associated with restructuring costs. Also partially offsetting the increase in other operating expense was reduced pension expense in 1997 resulting from changes made to the pension plan for CSW's domestic employees. See NOTE 5. BENEFIT PLANS for additional information related to the changes in the pension plan.

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

      Other income and deductions increased to a gain of $32 million in 1997 from a loss of $61 million in 1996 due primarily to the absence in 1997 of charges for certain investments recorded in the second quarter of 1996 of approximately $84 million, after tax, at the U.S. Electric Operating Companies and $18 million at CSW Energy. Long-term interest expense increased $8 million, or 2%, in 1997 due primarily to interest expense resulting from a fourth quarter 1996 debt issuance by CSW Energy. Short-term and other interest expense decreased $8 million to $86 million in 1997 when compared to 1996 due primarily to lower levels of short-term borrowings. Distributions on newly-issued Trust Preferred Securities increased interest and other charges by $17 million in 1997, which was partially offset by lower dividend requirements resulting from the related preferred stock reacquisitions at the U.S. Electric Operating Companies. See NOTE 10. TRUST PREFERRED SECURITIES for additional information on the new securities.

                                      2-39

CSW
Consolidated Statements of Income
Central and South West Corporation
-------------------------------------------------------------------------------
                                                 For the Years Ended December
                                                              31,
                                                 ------------------------------
                                                    1998      1997      1996
                                                 ------------------------------
                                                 ($ in millions, except share
                                                           amounts)
Operating Revenues
   U.S. Electric                                   $ 3,488    $ 3,321  $ 3,248
   United Kingdom                                    1,769      1,870    1,848
   Other diversified                                   225         77       59
                                                 ------------------------------
                                                     5,482      5,268    5,155
                                                 ------------------------------
Operating Expenses and Taxes
   U.S. Electric fuel                                1,190      1,177    1,151
   U.S. Electric purchased power                       111         89       77
   United Kingdom cost of sales                      1,204      1,291    1,331
   Other operating                                   1,029        981      785
   Maintenance                                         169        152      150
   Depreciation and amortization                       521        497      464
   Taxes, other than income                            189        195      178
   Income taxes                                        203        151      224
                                                  -----------------------------
                                                     4,616      4,533    4,360
                                                  -----------------------------
Operating Income                                       866        735      795
                                                  -----------------------------

Other Income and Deductions
   U.S. Electric charges for investments and
      plant development costs                           --         (3)    (117)
   Other                                                60         29       16
   Non-operating income taxes                          (18)         6       40
                                                  -----------------------------
                                                        42         32      (61)
                                                  -----------------------------
Income Before Interest and Other Charges               908        767      734
                                                  -----------------------------

Interest and Other Charges
   Interest on long-term debt                          311        333      325
   Distributions of Trust Preferred Securities          27         17       --
   Interest on short-term debt and other               121         86       94
   Preferred dividend requirements of subsidiaries       8         12       18
   Gain on reacquired preferred stock                    1        (10)      --
                                                  -----------------------------
                                                       468        438      437
                                                  -----------------------------
Income from Continuing Operations                      440        329      297
                                                  -----------------------------

Discontinued Operations
   Income from discontinued operations, net of
      tax of $6                                         --         --       12
   Gain on the sale of discontinued operations,         --         --      120
      net of tax of $72                          ------------------------------
                                                        --         --      132
                                                 ------------------------------
Income Before Extraordinary Item                       440        329      429

Extraordinary Item - United Kingdom windfall
      profits tax                                       --       (176)      --
                                                 ------------------------------

Net Income for Common Stock                           $440      $ 153    $ 429
                                                 ==============================

Average Common Shares Outstanding                     212.4     212.1    207.5

Basic and Diluted EPS from Continuing Operations     $2.07       1.55    $1.43
Basic and Diluted EPS from Discontinued Operations      --         --     0.64
                                                 ------------------------------
Basic and Diluted EPS before Extraordinary Item       2.07       1.55     2.07
Basic and Diluted EPS from Extraordinary Item           --      (0.83)      --
                                                 ------------------------------
Basic and Diluted EPS                                $2.07      $0.72    $2.07
                                                 ==============================

Dividends Paid per Share of Common Stock             $1.74      $1.74    $1.74
                                                 ==============================

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                       2-40

CSW
Consolidated Statements of Stockholders' Equity
Central and South West Corporation
(millions)

                                                                          Accumulated
                                                   Additional                Other
                                        Common     Paid-in    Retained    Comprehensive
                                        Stock      Capital    Earnings    Income (Loss)      Total


Beginning Balance -- January 1, 1996     $675         $610      $1,893          ($4)         $3,174
   Sale of common stock                    65          412          --           --             477
   Common stock dividends                  --           --        (358)          --            (358)
   Other                                   --           --           3           --               3
                                                                                             -------
                                                                                              3,296

   Comprehensive Income:
      Foreign currency translation adjustment
        (net of tax of $35)                --           --           --           75             75
      Unrealized gain on securities
        (net of tax of $1)                 --           --           --            2              2
      Net Income                           --           --          429           --            429
                                                                                             -------
         Total comprehensive income                                                             506

                                        ------      ------        ------      ------         -------
Ending Balance -- December 31, 1996       $740      $1,022        $1,967         $73         $3,802
                                        =============================================        =======

Beginning Balance -- January 1, 1997      $740      $1,022        $1,967         $73         $3,802
   Sale of common stock                      3          17            --          --             20
   Common stock dividends                   --          --          (369)         --           (369)
                                                                                             -------
                                                                                              3,453

   Comprehensive Income:
      Foreign currency translation adjustment
        (net of tax of $23)                 --           --           --         (48)           (48)
      Unrealized loss on securities
        (net of tax of $0.3)                --           --           --          (1)            (1)
      Minimum pension liability
        (net of tax of $0.3)                --           --           --          (1)            (1)
      Net Income                            --           --          153          --            153
                                                                                             -------
         Total comprehensive income                                                             103

                                        ------      ------        ------      ------         -------
Ending Balance -- December 31, 1997       $743       $1,039       $1,751         $23         $3,556
                                        =============================================        =======

Beginning Balance -- January 1, 1998      $743       $1,039       $1,751         $23         $3,556
   Sale of common stock                      1           10           --          --             11
   Common stock dividends                   --           --         (370)         --           (370)
   Other                                    --           --            2          --              2
                                                                                             -------
                                                                                              3,199

   Comprehensive Income:
      Foreign currency translation adjustment
        (net of tax of $2)                  --           --           --           7              7
      Unrealized loss on securities
        (net of tax of $8)                  --           --           --         (14)           (14)
      Adjustment for gain included in net
        income (net of tax of $4)           --           --           --          (7)            (7)
      Minimum pension liability
        (net of tax of $0.6)                --           --           --          (1)            (1)
      Net Income                            --           --          440          --            440
                                                                                             -------
         Total comprehensive income                                                             425

                                        ------      ------        ------      ------         -------
Ending Balance -- December 31, 1998       $744       $1,049       $1,823          $8         $3,624
                                        =============================================        ========





The accompanying notes to consolidated financial statements are an integral part of these statements.


                                       2-41

CSW
Consolidated Balance Sheets
Central and South West Corporation
-------------------------------------------------------------------------
                                                As of December 31,
                                          -------------------------------
                                              1998              1997
                                          --------------     ------------
                                                    (millions)
ASSETS
Fixed Assets
   Electric
      Production                              $5,887             $ 5,824
      Transmission                             1,594               1,558
      Distribution                             4,681               4,453
      General                                  1,380               1,381
      Construction work in progress              166                 184
      Nuclear fuel                               207                 196
                                          --------------     ------------
                                              13,915              13,596
   Other diversified                             333                 250
                                          --------------     ------------
                                              14,248              13,846
Less - Accumulated depreciation and
       amortization                            5,652               5,264
                                          --------------     ------------
                                               8,596               8,582
                                          --------------     ------------

Current Assets
   Cash and temporary cash investments           157                  75
   Accounts receivable                         1,110                 916
   Materials and supplies, at average cost       191                 172
   Electric utility fuel inventory                90                  65
   Under-recovered fuel costs                      4                  84
   Notes receivable                              109                  --
   Prepayments and other                          90                  78
                                          --------------     ------------
                                               1,751               1,390
                                          --------------     ------------
Deferred Charges and Other Assets
   Deferred plant costs                          497                 503
   Mirror CWIP asset                             257                 285
   Other non-utility investments                 432                 448
   Securities available for sale                  66                 103
   Income tax related regulatory assets, net     308                 329
   Goodwill                                    1,402               1,428
   Other                                         435                 383
                                          --------------     ------------
                                               3,397               3,479
                                          --------------     ------------
                                            $ 13,744           $ 13,451
                                          ==============     ============


The accompanying notes to consolidated financial statements are an integral part of these statements.

                                       2-42

CSW
Consolidated Balance Sheets
Central and South West Corporation
--------------------------------------------------------------------------------
                                                 As of December 31,
                                             ---------------------------
                                              1998                1997
                                             --------            -------
CAPITALIZATION AND LIABILITIES                       (millions)
Capitalization
     Common stock:  $3.50 par value
     Authorized shares:  350.0 million
       shares
     Issued and outstanding:  212.6 million
       shares in 1998 and 212.2 million
       shares in 1997                        $   744             $  743
Paid-in capital                                1,049              1,039
Retained earnings                              1,823              1,751
Accumulated other comprehensive income             8                 23
                                             --------            -------
                                               3,624     46%      3,556    45%
                                             --------   ------   -------  -----
Preferred Stock
   Not subject to mandatory redemption           176                176
   Subject to mandatory redemption                --                 26
                                             --------            -------
                                                 176      2%        202     2%
Certain Subsidiary-obligated, mandatorily
   redeemable preferred securities of
   subsidiary trusts holding solely Junior
   Subordinated Debentures of such Subsidiaries  335      4%        335     4%
Long-term debt                                 3,785     48%      3,898    49%
                                             -------    ------   ------   -----
     Total Capitalization                      7,920    100%      7,991    100%
                                             --------   ------   -------  -----

Current Liabilities
   Long-term debt and preferred stock due
      within twelve months                       169                 32
   Short-term debt                               811                721
   Short-term debt - CSW Credit, Inc.            749                636
   Loan notes                                     32                 56
   Accounts payable                              624                573
   Accrued taxes                                 190                171
   Accrued interest                               84                 87
   Other                                         218                238
                                             --------            -------
                                               2,877              2,514
                                             --------            -------
Deferred Credits
   Accumulated deferred income taxes           2,410              2,431
   Investment tax credits                        267                278
   Other                                         270                237
                                             -------             -------
                                               2,947              2,946
                                             -------             -------
                                             $13,744             $13,451
                                             ========            =======

The accompanying notes to consolidated financial statements are an integral part of these statements.


                                       2-43

CSW
Consolidated Statements of Cash Flows
Central and South West Corporation


                                                          For the Years Ended December 31,
                                                           ------------------------------
                                                             1998       1997       1996
                                                           --------   --------   --------
                                                                     (millions)

OPERATING ACTIVITIES
    Net income for common stock                             $ 440      $ 153      $ 429
    Non-cash Items and Adjustments
        Depreciation and amortization                         552        529        521
        Deferred income taxes and investment tax credits      (56)       110         62
        Preferred stock dividends                               8         12         18
        Gain on reacquired preferred stock                      1        (10)        --
        Charges for investments and assets                     39         53        147
        Gain on sale of investments                           (13)        --       (192)
    Changes in Assets and Liabilities
        Accounts receivable                                  (187)      (140)       (86)
        Accounts payable                                       69         45         23
        Accrued taxes                                          20       (153)       (14)
        Fuel recovery                                         109        (37)       (89)
        Other                                                 (40)       164         56
                                                           --------   --------   --------
                                                               942        726        875
                                                           --------   --------   --------
INVESTING ACTIVITIES
    Construction expenditures                                 (492)      (507)      (521)
    Acquisitions expenditures                                   --         --     (1,394)
    Disposition of plant                                        (5)        --         --
    CSW Energy/CSW International projects                     (184)      (382)      (124)
    Sale of National Grid assets                                --         --         99
    Cash proceeds from sale of investments                      56         --        690
    Other                                                      (10)       (15)       (36)
                                                           --------   --------   --------
                                                              (635)      (904)    (1,286)
                                                           --------   --------   --------
FINANCING ACTIVITIES
    Common stock sold                                           11         20        477
    Proceeds from issuance of long-term debt                   154         --        437
    SEEBOARD acquisition financing                              --         --        350
    Reacquisition/Maturity of long-term debt                  (182)      (253)      (239)
    Redemption of preferred stock                              (28)      (114)        (1)
    Trust Preferred Securites sold                              --        323         --
    Other financing activities                                  (4)        (3)        67
    Change in short-term debt                                  202        414       (395)
    Payment of dividends                                      (378)      (383)      (376)
                                                           --------   --------   --------
                                                              (225)         4        320
                                                           --------   --------   --------

Effect of exchange rate changes on cash and cash
   equivalents                                                  --         (5)       (56)
                                                           --------   --------   --------

Net Change in Cash and Cash Equivalents                         82       (179)      (147)
Cash and Cash Equivalents at Beginning of Year                  75        254        401
                                                           ========   ========   ========
Cash and Cash Equivalents at End of Year                     $ 157       $ 75      $ 254
                                                           ========   ========   ========

SUPPLEMENTARY INFORMATION
    Interest paid less amounts capitalized                   $ 446      $ 396      $ 356
                                                           ========   ========   ========
    Income taxes paid                                        $ 357      $ 301      $ 196
                                                           ========   ========   ========


   The accompanying notes to consolidated financial statements are an integral part of these statements.

                                       2-44

CENTRAL AND SOUTH WEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Nature of Operations
      CSW is a registered holding company under the Holding Company Act subject to regulation by the SEC. The U.S. Electric Operating Companies are also regulated by the SEC under the Holding Company Act.

      The principal business of the U.S. Electric Operating Companies is the generation, transmission, and distribution of electric power and energy. These companies are subject to regulation by the FERC under the Federal Power Act and follow the Uniform System of Accounts prescribed by the FERC. They are subject to further regulation with regard to rates and other matters by state regulatory commissions as follows: CPL and WTU are subject to the Texas Commission; PSO is subject to the Oklahoma Commission, and SWEPCO is subject to the Arkansas Commission, Louisiana Commission, Oklahoma Commission and Texas Commission.

      The principal business of SEEBOARD is the distribution and supply of electricity in Southeast England. SEEBOARD is subject to rate regulation by the DGES.

      In addition to electric utility operations, CSW has subsidiaries involved in a variety of business activities. CSW Energy and CSW International pursue cogeneration and other energy-related ventures. CSW Credit factors the accounts receivable of affiliated and non-affiliated companies. C3 Communications pursues telecommunications projects. CSW Leasing has investments in leveraged leases. EnerShop offers energy-management services. CSW Energy Services pursued retail energy markets outside of CSW's traditional service territory, until these activities were discontinued in early 1999.

      The more significant accounting policies of the CSW System are summarized below.

      Principles of Consolidation
      The consolidated financial statements include the accounts of CSW and its subsidiary companies. The consolidated financial statements for CPL, PSO and SWEPCO include their respective capital trusts. All significant inter-company transactions have been eliminated.

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

                                      2-45

      Provisions for depreciation of plant are computed using the straight-line method, generally at individual rates applied to the various classes of depreciable property. The annual average consolidated composite rates of the Registrants are presented in the following table.

                      CSW       CPL       PSO       SWEPCO    WTU
                      --------------------------------------------------
           1998       3.4%      3.0%      3.1%      3.3%      3.2%
           1997       3.4%      3.0%      3.3%      3.2%      3.3%
           1996       3.4%      2.9%      3.6%      3.2%      3.2%

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

      CPL's portion of the costs of decommissioning STP was estimated to be $258 million in 1995 dollars based on a site specific study completed in 1995. CPL is accruing and recovering these decommissioning costs through rates based on the service life of STP at a rate of $8.2 million per year. The funds are deposited with a trustee under the terms of an irrevocable trust and are reflected in CPL's consolidated balance sheets as Nuclear Decommissioning Trust with a corresponding amount accrued in Accumulated Depreciation. On CSW's consolidated balance sheets, the irrevocable trust is included in Deferred Charges and Other Assets, Other, with a corresponding amount accrued in Accumulated Depreciation. In CSW's and CPL's consolidated statements of income, the income related to the irrevocable trust is recorded in Other Income and Deductions, Other. In CPL's consolidated statements of income, the interest expense related to the irrevocable trust is recorded in Interest Charges, Interest on Short-term Debt and Other. In CSW's consolidated statements of income the interest expense related to the irrevocable trust is recorded in Interest and Other Charges, Interest on Short-term Debt and Other. At December 31, 1998, the nuclear trust balance was $66.0 million.

      Electric Revenues and Fuel
      The U.S. Electric Operating Companies record revenues based upon cycle-billings. Electric service provided subsequent to billing dates through the end of each calendar month are accrued for by estimating unbilled revenues in accordance with industry standards.

      CPL, SWEPCO and WTU recover retail fuel costs in Texas as a fixed component of base rates whereby over-recoveries of fuel are payable to customers and under-recoveries may be billed to customers after Texas Commission approval. The cost of fuel is charged to expense as incurred, with resulting fuel over-recoveries and under-recoveries recorded as regulatory assets and liabilities. PSO recovers fuel costs in Oklahoma through service level fuel cost adjustment factors, and SWEPCO recovers fuel costs in Arkansas and Louisiana through automatic fuel recovery mechanisms. The application of these mechanisms varies by jurisdiction. See ITEM 1. BUSINESS, FUEL RECOVERY - U.S. Electric and
NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS, for further information about fuel recovery.

                                      2-46

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

      Accounts Receivable
      CSW Credit purchases, without recourse, the billed and unbilled accounts receivable of the U.S. Electric Operating Companies, certain non-affiliated public utility companies and, prior to its sale by CSW in June 1996, Transok.

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


                               CSW       CPL         PSO       SWEPCO      WTU
                             --------  ----------------------------------------------
                             (millions)                (thousands)
As of December 31, 1998
   Regulatory Assets
     Deferred plant costs    $  497    $482,447        $--        $--     $14,910(3)
     Mirror CWIP asset          257     256,702         --         --        --
     Income tax related
      regulatory assets, net    308     360,482         --         --        --
     Deferred restructuring
      and rate case costs        26      16,236 (1)     --         --       9,765(3)
      OPEBs                       2          --      2,333         --        --
     Under-recovered fuel costs   4          --         --         --       3,980
     Loss on reacquired debt    153      78,944     15,943     36,803      21,307
     Fuel settlement             14          --         --     13,746 (4)    --
     Other                       10       9,159         --         --       1,196
                             ========  ==============================================
                             $1,271  $1,203,970    $18,276   $ 50,549     $51,158
                             ========  ==============================================

   Regulatory Liabilities
     Refunds due customers   $   21      $ (498)   $15,240   $  7,239     $  (329)
      Income tax related
       regulatory
       liabilities,  net         --          --     35,818      4,931      12,088
                             ========  ==============================================
                             $   21      $ (498)   $51,058   $ 12,170     $11,759
                             ========  ==============================================


                                      2-47



                               CSW       CPL          PSO       SWEPCO       WTU
                             --------  -----------------------------------------------
                             (millions)                 (thousands)

As of December 31, 1997
   Regulatory Assets
     Deferred plant costs       $503   $484,277        $ --       $ --     $18,637 (3)
     Mirror CWIP asset           285    285,431          --         --          --
     Income tax related
      regulatory assets, net     329    390,149          --         --          --
     Deferred restructuring
      and rate case costs         36     24,049 (1)      --         --      12,369 (3)
     OPEBs                         3         --       2,829         --          --
     Under-recovered fuel costs   84     43,229      15,365 (2) 13,013      11,968
     Loss on reacquired debt     166     84,070      16,882     39,873      24,710
     Fuel settlement              16         --          --     15,710 (4)      --
     Other                        19     13,338         377      2,140       2,787
                             ========  ===============================================
                              $1,441   $1,324,543   $35,453    $70,736     $70,471
                             ========  ===============================================
   Regulatory Liabilities
     Refunds due customers      $ 64   $ 63,713        $ --       $ --        $366
     Income tax related
      regulatory
      liabilities, net            --         --      41,793     10,072       9,482
     Other                         1      1,205          --         --          --
                             ========  ===============================================
                                $ 65   $ 64,918     $41,793    $10,072      $9,848
                              ========  ===============================================

   (1)Earning no return, amortized by the end of 2000.
   (2)Earning no return, amortized over twelve month period, recalculated twice each year.
   (3)Earning no return, amortized through 2002.
   (4)Earning no return, amortized by the end of 2006.

      In accordance with orders of the Texas Commission, CPL and WTU deferred carrying costs, as well as operating costs, depreciation and tax costs incurred for STP and Oklaunion, respectively. These deferrals were for the period beginning on the date when the plants began commercial operation until the date the plants were included in rate base. CPL is amortizing and recovering these deferred costs through rates over the life of the plant. WTU began amortizing and recovering such costs over a seven year period beginning January 1, 1996, prior to this date it was amortized over the life of the plant. In accordance with Texas Commission orders, CPL previously recorded a Mirror CWIP asset, which is being amortized over the life of STP. For further information regarding the deferred plant costs at CPL and WTU, reference is made to NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS. For additional information regarding regulatory accounting, reference is made to NOTE 18. NEW ACCOUNTING STANDARDS and MD&A, RECENT DEVELOPMENTS AND TRENDS, Regulatory Accounting.

      Goodwill Resulting from SEEBOARD Acquisition
      The acquisition of SEEBOARD was accounted for as a purchase combination. An allocation of the purchase price has been performed and is reflected in the consolidated financial statements. The goodwill is being amortized on a straightline basis over 40 years. The unamortized balance of the SEEBOARD goodwill at December 31, 1998 was $1.4 billion. CSW continually evaluates whether circumstances have occurred that indicate the remaining useful life of goodwill may warrant revision.

      Foreign Currency Translation
      The financial statements of SEEBOARD U.S.A., which are included in CSW's consolidated financial statements, have been translated from British pounds to U.S. dollars in accordance with SFAS No. 52. All balance sheet accounts are translated at the exchange rate at the end of the period and all income statement items are translated at the average exchange rate for the applicable period. At December 31, 1998 the current exchange rate was approximately (pound)1.00=$1.66, and the average exchange rate for the twelve month period ended December 31, 1998 was approximately (pound)1.00=$1.66. At December 31, 1997 the current exchange rate was approximately (pound)l.00=$1.65, and the average exchange rate for the twelve month period ended December 31, 1997 was

                                      2-48
approximately (pound)l.00=$1.58. At December 31, 1996 the current exchange rate was approximately (pound)l.00=$1.71, and the average exchange rate for the twelve month period ended December 31, 1996 was approximately (pound)1.00=$1.56. All the resulting translation adjustments are recorded directly to Accumulated Other Comprehensive Income on CSW's Consolidated Balance Sheets. Cash flow statement items are translated at a combination of average, historical and current exchange rates. The non-cash impact of the changes in exchange rates on cash and cash equivalents, resulting from the translation of items at the different exchange rates, is shown on CSW's Consolidated Statements of Cash Flows in Effect of Exchange Rate Changes on Cash and Cash Equivalents.

      See NOTE 20. SUBSEQUENT EVENT for information regarding CSW's investments in Brazil.

      Cash Equivalents
      Cash equivalents are considered to be highly liquid instruments with a maturity of three months or less. Accordingly, temporary cash investments and advances to affiliates are considered cash equivalents.

      Risk Management
      CSW has, at times, been exposed to currency and interest rate risks which reflect the floating exchange rate that exists between the U.S. dollar and the British pound. CSW has utilized certain risk management tools, including cross currency swaps, foreign currency futures and foreign currency options, to manage adverse changes in exchange rates and to facilitate financing transactions resulting from CSW's acquisition of SEEBOARD.

      SEEBOARD has entered into contracts for differences to reduce exposure to fluctuations in the price of electricity purchased from the United Kingdom's electricity power pool. This pool was established at privatization of the United Kingdom's electric industry for the bulk trading of electricity between generators and suppliers.

      CSW accounts for these transactions as hedge transactions and any gains or losses associated with the risk management tools are recognized in the financial statements at the time the hedge transactions are settled. CSW believes its credit risk in these contracts is negligible. See MD&A, RISK MANAGEMENT; NOTE 7. FINANCIAL INSTRUMENTS; NOTE 18. NEW ACCOUNTING STANDARDS and NOTE 20. SUBSEQUENT EVENT for additional information.

      Securities Available for Sale
      CSW accounts for its investments in equity securities in accordance with SFAS No. 115. The investments have been designated as available for sale, and as a result are stated at fair value. Unrealized holding gains and losses, net of related taxes, are included in Accumulated Other Comprehensive Income on CSW's Consolidated Balance Sheets. Information related to these securities available for sale as of December 31, 1998 is presented in the following table.

                                  Original  Unrealized Holding
                                   Cost     Gains / (Losses)    Fair Value
                                  ----------------------------------------

           Securities available
           for sale                $110           $(44)            $66

      As of December 31, 1998, CSW International has invested $110 million in stock of a Chilean electric company. The investment is classified as securities available for sale and accounted for by the cost method. Based on the year-end market value of the shares and foreign exchange rates, the value of the investment at December 31, 1998 is $66 million. The reduction in the carrying value of this investment has been reflected in Accumulated Other Comprehensive Income in CSW's Consolidated Balance Sheets. Management views its investment in Chile as a long-term investment strategy. Management will continue to closely

                                      2-49
evaluate the changes in the South American economy and its impact on CSW International's investment in the Chilean electric company.

      Inventory
      CPL, PSO and WTU utilize the LIFO method for the valuation of all fossil fuel inventories. SWEPCO continues to utilize the weighted average cost method pending approval of the Arkansas Commission to utilize the LIFO method. At December 31, 1998, none of the U.S. Electric Operating Companies had LIFO reserves. LIFO reserves are the excess of the inventory replacement cost over the carrying amount on the balance sheet.

      Comprehensive Income
      Consistent with the requirements of SFAS No. 130, CSW discloses comprehensive income. Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. See NOTE 18. NEW ACCOUNTING STANDARDS.

      Components of Other Comprehensive Income
      The following table provides the components that comprise the balance sheet amount in Accumulated Other Comprehensive Income.

                      Components                1998     1997     1996
         ----------------------------------------------------------------
                                                      (millions)

         Foreign Currency Translation
           Adjustment                            $34      $27      $34
         Unrealized Losses on Securities         (20)       1      (20)
         Minimum Pension Liability                (6)      (5)      (6)
                                              ---------------------------
                                                  $8      $23       $8
                                              ---------------------------

      Segment Reporting
      CSW has adopted SFAS No.131, which requires disclosure of select financial information by business segment as viewed by the chief operating decision-maker. See NOTE 18. NEW ACCOUNTING STANDARDS.

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

                                      2-50

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

      CPL appealed the CPL 1997 Final Order to the State District Court of Travis County to challenge the resolution of several issues in the rate case. The primary issues include: (i) the classification of $800 million of invested capital in STP as ECOM which was also assigned a lower return on equity than non-ECOM property; (ii) the Texas Commission's use of the "Glide Path" rate reduction methodology applied on May 1, 1998 and to be applied on May 1, 1999; and (iii) the $18 million of disallowed affiliate expenses from CSW Services. As part of the appeal, CPL sought a temporary injunction to prohibit the Texas Commission from implementing the "Glide Path" rate reduction methodology. The court denied the temporary injunction and the "Glide Path" rate reduction was implemented in May 1998. Hearings on the appeal were held during the third quarter of 1998, and a judgment was issued in February 1999 affirming the Texas Commission order, except for a consolidated tax issue in the amount of $6 million, which will be remanded to the Texas Commission. While CPL intends to appeal this most recent order to the Court of Appeals, management is unable to predict how the final resolution of these issues will ultimately affect CSW's and CPL's results of operations and financial condition.

      CPL currently accounts for the economic effects of regulation in accordance with SFAS No. 71. Pursuant to the provisions of SFAS No. 71, CPL has recorded approximately $1.2 billion of regulatory-related assets at December 31, 1998. The application of SFAS No. 71 is conditioned upon CPL's rates being set based on the cost of providing service. In the event management concludes that as a result of changes in regulation, legislation, the competitive environment, or other factors, CPL, that all or some portion of its business, no longer meets the criteria for following SFAS No. 71, a write-off of regulatory assets and liabilities would be required, absent a means of recovering such assets or settling such liabilities in a continuing regulated segment of the business. CPL would also be required to evaluate whether there was any impairment of any deregulated plant assets. In addition, CPL and CSW could experience, depending on the timing and amount of any write-off, a material adverse effect on their results of operations and financial condition.

      See MD&A - RATES AND REGULATORY MATTERS, CPL Rate Review - Docket No. 14965 for a discussion of the CPL 1997 Final Order.

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

                                      2-51

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

      CPL Fuel Proceeding
      On December 31, 1998, CPL filed with the Texas Commission an application to reconcile fuel costs and to request authorization to carry the reconciled balance forward into the next reconciliation period. CPL did not seek a surcharge of the reconciled balance in the filing.

      During the reconciliation period of July 1, 1995 through June 30, 1998, CPL incurred $828.5 million in eligible fuel and fuel-related expenses. The Texas jurisdictional allocation of such fuel and fuel-related expenses is $783.4 million.

      In addition to requesting reconciliation of its fuel and fuel-related expenses for the reconciliation period, CPL requested the Texas Commission to authorize CPL to recover the reward that was earned during the reconciliation period under the performance standard adopted in Docket No. 14965 for CPL's share of STP. In Docket No. 14965, the Texas Commission adopted a three-year average capacity factor of 83% performance standard for STP. During the reconciliation period, STP operated at a net capacity factor of 93.1%, saving customers $28.4 million in fuel and purchased power costs, as compared to operation at an 83% capacity factor. CPL proposed an equal sharing with its customers of the benefit, or reward, resulting from STP operation during the reconciliation period above the 83% capacity factor target, net of any reduction of eligible fuel expense as a result of this case. CPL requested that it be authorized to recover the Texas retail amount, or $13.4 million, of its 50% share of the performance standard reward, by including 1/36, or $373,003 in retail eligible fuel expense each month for the three-year period following the Texas Commission's order in this case. These amounts will be included in calculating the monthly over-recovery or under-recovery balances. CPL further requested that it be authorized to apply the amounts of the reward recovered through Texas retail eligible fuel expense as additional amortization of its STP deferred accounting regulatory asset.

      CPL also made an alternative proposal if consistent and uniform equal sharing of potential penalties and rewards is not intended by the Texas Commission. CPL proposed that it be authorized to recover the Texas portion of

                                      2-52

50% of the reward by including 1/36, or $373,003 in Texas retail eligible fuel expense each month for three years following the Texas Commission order in this case and that the remaining 50% of the reward be "banked" to be used against potential future penalties or other disallowance of fuel costs.

      CPL Municipal Franchise Fee Litigation
      In May 1996, the City of San Juan, Texas filed a purported class action in Hidalgo County, Texas District Court on behalf of all cities served by CPL based upon CPL's alleged underpayment of municipal franchise fees. The plaintiffs' petition asserts various contract and tort claims against CPL as well as certain audit rights. The suit seeks unspecified damages and attorneys' fees. CPL filed a counterclaim for any overpayment of franchise fees it may have made as well as its attorneys' fees. CPL also filed a motion to transfer venue to Nueces County, Texas, and a plea to the jurisdiction and pleas in abatement asserting that the Texas Commission has primary jurisdiction over the claims. In May 1996 and December 1996, respectively, the Cities of Pharr, Texas and San Benito, Texas filed individual suits making claims virtually identical to those claimed by the City of San Juan. In January, 1997, CPL filed an original petition at the Texas Commission requesting the Texas Commission to declare its jurisdiction over CPL's collection and payment of municipal franchise fees.

      In April 1997, the Texas Commission issued a declaratory order in which it declined to assert jurisdiction over the claims of the City of San Juan. CPL appealed the Texas Commission's decision to the Travis County, Texas District Court, which affirmed the Texas Commission ruling on February 19, 1999. After the Texas Commission's order, the Hidalgo County District Court overruled CPL's plea to the jurisdiction and plea in abatement. In July 1997, the Hidalgo County District Court entered an order certifying the case as a class action. CPL appealed this order to the Corpus Christi Court of Appeals. In February 1998, the Corpus Christi Court of Appeals affirmed the trial court's order certifying the class. CPL appealed the Corpus Christi Court of Appeals ruling to the Texas Supreme Court, which declined to hear the case. In August 1998, the Hidalgo County District Court ordered the case to mediation and suspended all proceedings pending the completion of the mediation. The mediation was completed in December, 1998, but the case was not resolved.

      On January 5, 1999, a class notice was mailed to each of the CPL cities; the cities have until April 5, 1999, to decide whether or not to participate in the lawsuit as a class member.

      Although CPL believes that it has substantial defenses to the cities' claims and intends to defend itself against the cities' claims and pursue its counterclaims vigorously, CPL cannot predict the outcome of the municipal franchise fee litigation.

      CPL Anglo Iron Litigation
      In April 1998, CPL was sued by Anglo Iron in the United States District Court for the Southern District of Texas, Brownsville Division, for claims arising from the clean up of a site owned and operated by Anglo Iron in Harlingen, Texas. Anglo Iron sought reimbursement pursuant to CERCLA and common law contribution and indemnity for alleged response and clean up costs of $328,139 and damages of $150,000 for "loss of fair market value" of the site. In January 1999, the parties settled the case, and the case was dismissed with prejudice by the court in February 1999. The settlement did not have a material adverse impact on CSW's or CPL's consolidated results of operations or financial condition.

      CPL Sinton Landfill Litigation
      CPL, along with over 30 others, is named as a defendant in the district court in San Patricio County, Texas. The plaintiffs, approximately 500 current and former landowners in the vicinity of a landfill site near Sinton, Texas, each of whom alleges $10 million property damage and personal injury as a result of alleged contamination from the site. Plaintiffs made a collective settlement demand upon CPL for $1.1 million. In January, 1999, in exchange for a non-material sum, CPL reached an agreement with Browning Ferris Industries,

                                      2-53

Inc., the operator of the site, for Browning Ferris Industries, Inc. to indemnify CPL for any judgment or settlement amount that CPL may owe to the plaintiffs in this case.

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

      CPL and WTU Complaint Versus Texas Utilities Electric Company (Docket No. 17285)
      A joint complaint filed by CPL and WTU with the Texas Commission asserted that since January 1, 1997, Texas Utilities Electric Company had been effectively double charging for transmission service within ERCOT. A proposal for decision received in February 1998 recommended approval of a CPL and WTU proposed reduction of $15.5 million annually of payments to Texas Utilities Electric Company under FERC-approved transmission service agreements against amounts that CPL and WTU would otherwise owe Texas Utilities Electric Company pursuant to Texas Commission rules for transmission service in ERCOT. The Texas Commission approved the proposal in September 1998. Even though Texas Utilities Electric Company has appealed the Texas Commission final order, they refunded $26.6 million to CPL and WTU in November 1998. Prior to the Texas Commission's September 1998 decision, the $15.5 million annual payment to Texas Utilities Electric Company was allocated to the U.S. Electric Operating Companies. As a result of this order the payment is recorded on CPL's and WTU's books as a reduction to ERCOT transmission expense.

      Transmission Coordination Agreement
      The Transmission Coordination Agreement provides the means by which the U.S. Electric Operating Companies will operate, plan and maintain the four separate transmission systems as a single system. The agreement also establishes a process for the U.S. Electric Operating Companies to allocate revenues received under open access transmission tariffs. On August 7, 1998, the FERC accepted the Transmission Coordination Agreement for filing, suspended it for a nominal period, and made it effective retroactive to January 1, 1997, subject to refund and investigation.

      PSO Rate Review
      In July 1996, the Oklahoma Commission staff filed an application seeking a review of PSO's earnings and in July 1997 recommended a rate reduction of $76.8 million for PSO.

      On October 23, 1997, the Oklahoma Commission issued a final order approving a stipulated agreement with parties to settle the rate inquiry. The PSO 1997 Rate Settlement Agreement called for PSO to lower its retail base rates beginning with the December 1997 billing cycle by approximately $35.9 million annually, or a 5.3 percent decrease below the then current level of retail rates. Part of the rate reduction included a reduction in annual depreciation expense of approximately $10.9 million. In addition, the PSO 1997 Rate Settlement Agreement resulted in PSO making a one-time $29 million refund to customers in December 1997.

       The PSO 1997 Rate Settlement Agreement also called for PSO to eliminate or amortize before its next rate filing approximately $41 million in certain deferred assets, approximately $26 million of which had been expensed in 1996. The remaining $15 million of deferred assets, which included approximately $9 million of costs incurred for customer energy management incentive programs,

                                      2-54
were written off in 1997. The financial impact of the PSO 1997 Rate Settlement Agreement on PSO's 1997 results of operations were lower revenues of $31.5 million and lower expenses of $4.1 million which included the write-off of the previously mentioned deferred assets.

      The PSO 1997 Rate Settlement Agreement resulted in a material adverse effect on PSO's results of operations for 1997 that will have a continuing impact because of the rate decrease. However, it reduced significant risks for PSO related to this regulatory proceeding and should allow PSO's rates to remain competitive for the foreseeable future.

      PSO PCB Cases
      PSO has been named a defendant in petitions filed in state court in Oklahoma in February and August 1996. The petitions allege that the plaintiffs suffered personal injury and fear future injury as a result of contamination by PCBs from a transformer malfunction that occurred in April 1982 at the Page Belcher Federal Building in Tulsa, Oklahoma. Each of the plaintiffs seeks actual and punitive damages in excess of $10,000. Other claims arising from this incident have been settled and the suits dismissed. The first case to go to trial is anticipated to begin in May 1999. Management believes that PSO has defenses to the remaining complaints and intends to defend the suits vigorously. Management believes that the remaining claims are covered by insurance. Management also believes that the ultimate resolution of the remaining lawsuits will not have a material adverse effect on CSW's or PSO's results of operations or financial condition.

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

      SWEPCO Fuel Proceeding
      In May 1997, SWEPCO filed with the Texas Commission an application to reconcile fuel costs and implement a 12 month surcharge of fuel cost under-recoveries. Because of the uncertainty as to when a surcharge may be implemented, SWEPCO did not establish in its filing a proposed surcharge period or a total surcharge amount, which would reflect interest through the entire surcharge period. However, SWEPCO indicated that it had an under-recovered Texas jurisdictional fuel cost balance of approximately $16.8 million, including interest through December 1996. Included in the $16.8 million balance are fuel related litigation expenses of $5.0 million and an interest return of $2.0 million on the unamortized balance of a fuel contract termination payment.

      On December 8, 1997, SWEPCO and the other parties to the above consolidated proceedings before the Texas Commission filed a settlement on all issues except whether transmission equalization payments should be included in fuel or base revenues. Of the $16.8 million in under-recovered fuel costs as of December 31, 1996, the settlement resulted in a decrease of the under-recovered fuel costs, and the resulting surcharge recovery, by $6.0 million. The settlement also provides that SWEPCO's fuel and fuel-related expenses during the reconciliation period were reasonable and necessary and would allow them to be reconciled as eligible fuel expense. Also, the settlement provides that SWEPCO's actions in litigating and renegotiating certain fuel contracts, together with

                                      2-55
the prices, terms and conditions of the renegotiated contracts were prudent. The $6.0 million reduction was not associated with any particular activity or issue within the fuel proceedings.

      On April 8, 1998, the ALJ assigned to this proceeding, issued a proposal for decision regarding the one outstanding issue, whether transmission equalization payments should be included in eligible fuel expense. The proposal for decision recommended that SWEPCO be allowed to include transmission equalization expense in eligible fuel expense. On May 19, 1998, the Texas Commission reversed the ALJ and did not allow SWEPCO to recover its transmission equalization payments as a component of eligible fuel expense. This ruling resulted in an earnings reduction of approximately $1.8 million, which was recorded in the second quarter of 1998. On June 8, 1998, SWEPCO filed a motion for rehearing on the transmission equalization issue, which was denied through operation of law. After the Texas Commission's order on May 19, 1998, SWEPCO had still under-recovered its fuel and fuel related expenses. On July 1, 1998, the Texas Commission issued an order allowing SWEPCO to surcharge its Texas retail customers $6.9 million of under-recovered fuel and fuel related expenses and associated interest. The surcharge began in July 1998 and will end in June 1999. SWEPCO has filed an appeal regarding this matter in the State District Court of Travis County, Texas. Management is unable to predict the ultimate outcome of this litigation. However, SWEPCO will drop the appeal if the AEP merger settlement is approved and the merger is consummated.

      SWEPCO Burlington Northern Transportation Contract
      In January 1995, a state district court in Bowie County, Texas entered judgment in favor of SWEPCO against Burlington Northern in a lawsuit regarding rates charged under two rail transportation contracts for delivery of coal to SWEPCO's Welsh and Flint Creek power stations. The court awarded SWEPCO approximately $72 million that would have benefited customers, if collected, representing damages for the period from April 27, 1989 through September 26, 1994, as well as post-judgment interest and attorneys' fees and granted certain declaratory relief requested by SWEPCO. Burlington Northern appealed the state district court's judgment to the Texarkana, Texas Court of Appeals and, in April 1996, that court reversed the judgment of the state district court. In October 1996, SWEPCO filed an application with the Supreme Court of Texas to grant a writ of error to review and reverse the judgment of the Texarkana, Texas Court of Appeals. In June 1997, the Supreme Court of Texas granted SWEPCO's application for writ of error. Oral argument was held before the Supreme Court of Texas in October 1997. On March 13, 1998, the Supreme Court of Texas affirmed the judgment of the court of appeals. On April 7, 1998, SWEPCO filed a motion for rehearing of the Supreme Court of Texas' decision. On June 5, 1998, the motion for rehearing was denied and the court reaffirmed the judgment of the court of appeals. SWEPCO does not plan additional litigation for this lawsuit. No financial impact resulted from these proceedings other than the legal expenses which were expensed as incurred.

      SWEPCO Lignite Mining Agreement Litigation
      SWEPCO and CLECO are each a 50% owner of Dolet Hills Power Station Unit 1 and jointly own lignite reserves in the Dolet Hills area of northwestern Louisiana. In 1982, SWEPCO and CLECO entered into a lignite mining agreement with the DHMV, a partnership for the mining and delivery of lignite from a portion of these reserves.

      On April 15, 1997, SWEPCO and CLECO filed suit against DHMV and its partners in the United States District Court for the Western District of Louisiana seeking to enforce various obligations of DHMV to SWEPCO and CLECO under the lignite mining agreement, including provisions relating to the quality of the delivered lignite, pricing, and mine reclamation practices. On June 15, 1997, DHMV filed an answer denying the allegations in the suit and filed a counterclaim asserting various contract-related claims against SWEPCO and CLECO. SWEPCO and CLECO have denied the allegations in the counterclaims on the grounds the counterclaims have no merit. On January 8, 1999, SWEPCO and CLECO amended

                                      2-56
the claims against DHVM in the lawsuit to include a request that, if the court agrees that DHMV has breached the lignite mining agreement that the lignite mining agreement be terminated. This federal court suit is set for trial beginning in November 1999.

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

      On October 14, 1998, the general counsel of the Texas Commission and WTU agreed to a non-unanimous stipulation regarding WTU's eligible fuel and fuel-related expenses. One party does not accept the stipulation's proposed treatment of transmission equalization payment, discussed above. Parties filed briefs in November 1998, and a proposal for decision from the ALJ was received January 29, 1999. In the proposal for decision, the ALJ recommends recovery of all eligible fuel and fuel-related expenses requested by WTU except for $100,000, or 0.03% of the amount requested. A Texas Commission decision is expected by the end of the first quarter of 1999. Management is unable to predict the outcome of the fuel proceeding.

      Fuel Factor Filing
      In March 1998, WTU filed with the Texas Commission an Application for Authority to Implement an increase in fuel factors of $7.4 million, or 7.3%, on an annual basis. Additionally, WTU proposed to implement a fuel surcharge of $6.8 million, including accumulated interest over a six month period to collect its under-recovered fuel costs. WTU implemented the revised fuel factors with its June 1998 billing.

      Other
      The Registrants are party to various other legal claims, actions and complaints arising in the normal course of business. Management does not expect disposition of these matters to have a material adverse effect on the Registrants' results of operations or financial condition.


                                      2-57

3.    COMMITMENTS AND CONTINGENT LIABILITIES

      Construction and Capital Expenditures

      It is estimated that CSW, including the U.S. Electric Operating Companies, SEEBOARD and other operations, will spend approximately $855 million in capital expenditures (but excluding capital that may be required for acquisitions) during 1999. Substantial commitments have been made in connection with these programs.

CPL-$224 million   PSO-$91 million    SWEPCO-$108 million    WTU-$51 million

      Fuel and Related Commitments

      To supply a portion of their fuel requirements, the U.S. Electric Operating Companies have entered into various commitments for the procurement of fuel.

      SWEPCO Henry W. Pirkey Power Plant
      In connection with the South Hallsville lignite mining contract for its Henry W. Pirkey Power Plant, SWEPCO has agreed, under certain conditions, to assume the obligations of the mining contractor. As of December 31, 1998, the maximum amount SWEPCO believes it could potentially assume is $93 million. However, the maximum amount may vary as the mining contractor's need for funds fluctuates. The contractor's actual obligation outstanding at December 31, 1998 was $71 million.

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

      The Price-Anderson Act, a comprehensive statutory arrangement providing limitations on nuclear liability and governmental indemnities, is in effect until August 1, 2002. The limit of liability under the Price-Anderson Act for licensees of nuclear power plants is $8.92 billion per incident, effective as of December 1997. The owners of STP are insured for their share of this liability through a combination of private insurance amounting to $200 million and a mandatory industry-wide program for self insurance totaling $8.92 billion. The maximum amount that each licensee may be assessed under the industry-wide program of self insurance following a nuclear incident at an insured facility is $75.5 million per reactor, for anyone nuclear incident payable at $10 million per year per reactor. An additional surcharge of five percent of the maximum may be payable if the total amount of public claims and legal costs exceeds the

                                      2-58
limit. CPL and each of the other STP owners are subject to such assessments, which CPL and the other owners have agreed will be allocated on the basis of their respective ownership interests in STP. For purposes of these assessments, STP has two licensed reactors. CPL owns 25.2% of each reactor.

      The owners of STP currently maintain on-site decontamination liability and property damage insurance in the amount of $2.75 billion provided by NEIL. Policies of insurance issued by NEIL stipulate that policy proceeds must be used first to pay decontamination and cleanup costs before being used to cover direct losses to property. Under project agreements, CPL and the other owners of STP will share the total cost of decontamination liability and property insurance for STP, including premiums and assessments, on a pro rata basis, according to each owners' respective ownership interest in STP.

      CPL purchases, for its own account, a NEIL I Business Interruption and/or Extra Expense policy. This insurance will reimburse CPL for extra expenses incurred for replacement generation or purchased power as the result of a covered accident that shuts down production at one or both of the STP Units for more than 23 consecutive weeks. In the event of an outage which is the result of the same accident, insurance will reimburse CPL up to 80 percent of the recovery. The maximum amount recoverable for a single unit outage is $133.8 million for both Units 1 and 2. CPL is subject to an additional assessment of up to $1.54 million for the current policy year in the event that insured losses at a nuclear facility covered under the NEIL I policy exceed the accumulated funds available under the policy. CPL renewed its current NEIL I Business Interruption and/or Extra Expense policy on October 1, 1998.

      SWEPCO Cajun Asset Purchase Proposal
      Cajun filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code on December 21, 1994 and is currently operating under the supervision of the United States Bankruptcy Court for the Middle District of Louisiana.

      On March 18, 1998, SWEPCO, together with the Cajun Members Committee, which currently represents 7 of the 12 Louisiana member distribution cooperatives that are served by Cajun, filed the SWEPCO Plan in the bankruptcy court. The SWEPCO Plan replaces plans filed previously by SWEPCO. Under the SWEPCO Plan, a SWEPCO affiliate or subsidiary would acquire all of the non-nuclear assets of Cajun, comprised of the two-unit Big Cajun I natural gas-fired plant, the three-unit Big Cajun II coal-fired plant, and related non-nuclear assets. The purchase price under the SWEPCO Plan is $940.5 million in cash, subject to adjustment pursuant to the terms of the asset purchase agreement proposed as part of the SWEPCO Plan. The SWEPCO Plan incorporates the terms of a settlement between the RUS, Cajun Members Committee, Claiborne Electric Cooperative, Inc. and SWEPCO. In addition, the SWEPCO Plan provides for SWEPCO and the Cajun member cooperatives to enter into long-term power supply agreements which will provide the Cajun member cooperatives with rate plan options and market access provisions designed to ensure the long-term competitiveness of the cooperatives. Eight cooperatives and Central Louisiana Electric Company, Inc., successor to Teche Electric Cooperative, agreed to purchase power from SWEPCO, if the bankruptcy court confirms SWEPCO's plan.

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

      On August 11, 1998, the U.S. Fifth Circuit Court of Appeals overturned a U.S. District Court for the Middle District of Louisiana ruling that disqualified the SWEPCO Plan from being considered in the Cajun bankruptcy reorganization process. The U.S. Fifth Circuit Court of Appeals said the U.S.

                                      2-59

District Court for the Middle District of Louisiana erred in reversing the bankruptcy court, which had originally had determined that $1 million in assistance payments from SWEPCO to the Cajun Members Committee did not constitute vote-buying and were legal. On October 30, 1998, the U.S. Fifth Circuit Court of Appeals rejected requests for rehearing by the Cajun Trustee, the RUS and others of its decision to overturn a U.S. District Court for the Middle District of Louisiana ruling that disqualified the SWEPCO Plan from competing in the Cajun bankruptcy reorganization process. On February 3, 1999, the Cajun Trustee asked the United States Supreme Court to review the U.S. Fifth Circuit Court of Appeals decision that reinstated the SWEPCO Plan in the bankruptcy court.

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

      On February 11, 1999, the bankruptcy court issued a ruling that denied confirmation of both the Louisiana Generating LLC reorganization plan and the SWEPCO Plan. Although both plans were rejected, the bankruptcy court said its ruling should provide guidance for the bidders to modify their existing plans and a status conference has been scheduled for March 1999. No timetable for modifications was set.

      Louisiana Generating LLC reorganization plan was denied confirmation due to issues related to power supply agreements with Cajun. SWEPCO and the Cajun Members Committee are co-plaintiffs in litigation regarding a central issue in the bankruptcy case, whether a competing plan supported by the Cajun trustee can force the cooperatives to buy power for 25 years under the non-consensual arrangements contained in that plan. The bankruptcy court ruled that the cooperatives' existing supply agreements with Cajun cannot be assumed in the manner proposed in the Louisiana Generating LLC reorganization plan.

      The SWEPCO Plan was denied confirmation due to several technical issues upon which the bankruptcy court ruled that the SWEPCO Plan did not meet the requirements of the bankruptcy code. SWEPCO expects to modify the SWEPCO Plan consistent with the bankruptcy court's direction and to continue to pursue the acquisition of the non-nuclear assets of Cajun. The bankruptcy court has scheduled a status conference for March 15, 1999 to determine the next step in the process.

      Consummation of a SWEPCO reorganization plan for Cajun is conditioned upon confirmation by the bankruptcy court, and the receipt by SWEPCO and CSW of all requisite state and federal regulatory approvals in addition to their respective boards of directors approvals. If a SWEPCO reorganization plan for Cajun is ultimately confirmed by the bankruptcy court, the $940.5 million required to consummate the acquisition of Cajun's non-nuclear assets is expected to be financed through a combination of external non-recourse borrowings and internally generated funds. There can be no assurance that the bankruptcy court will confirm a SWEPCO reorganization plan for Cajun or, if it is confirmed, that federal and state regulators will approve it. As of December 31, 1998, SWEPCO had deferred $11.9 million in costs related to the Cajun acquisition on its consolidated balance sheet, which would be expensed if a SWEPCO reorganization plan for Cajun was not ultimately successful.

      SWEPCO Rental and Lease Commitments
      SWEPCO has entered into various financing arrangements primarily with respect to coal transportation and related equipment which are treated as operating leases for rate-making purposes. At December 31, 1998, leased assets of $45.7 million, less accumulated amortization of $41.4 million, were included

                                      2-60
in Electric Utility Plant on the Consolidated Balance Sheets and at December 31, 1997, leased assets were $45.7 million, less accumulated amortization of $39.0 million.

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

      Currently, a feasibility study is being conducted to more definitely evaluate remedial strategies for the property. The feasibility study process will require public input prior to a final decision and will result in a remediation strategy along with associated costs.

      SWEPCO has incurred approximately $200,000 to date for its portion of the cleanup of this site, and based on its preliminary estimates, anticipates that an additional $2 million may be incurred. Accordingly, SWEPCO has accrued an additional $2 million for the cleanup of the site.

      The State of Mississippi has passed Brownfield legislation, which provides for levels of cleanup standards. Although regulations implementing this legislation are not expected to be finalized until the summer of 1999, the MDEQ has indicated that it will work with SWEPCO in the interim within the legislation's intent to allow the project to move forward.

      SWEPCO / CPL Voda Petroleum Superfund Site
      SWEPCO and CPL received correspondence from the EPA notifying SWEPCO and CPL that they are PRPs to a cleanup action planned for the Voda Petroleum Superfund Site located in Clarksville, Texas. SWEPCO and CPL conducted a records review to compile documentation relating to SWEPCO's and CPL's past use of the Voda Petroleum site. The matter was settled through a payment of $1,400 each by SWEPCO and CPL.

      SWEPCO Wilkes Power Plant Copper Limit Compliance
      The EPA has issued Wilkes power plant, which is owned by SWEPCO, an administrative order for wastewater permit violations related to copper limits. The administrative order is for a show cause meeting only. Past and future compliance activities, including activities that have been conducted to determine the source of copper were presented by SWEPCO during this meeting, which was held on August 13, 1998, which resulted in continued negotiations. The EPA has not issued an administrative penalty order nor a referral to the United States Department of Justice for judicial action with monetary fines. On December 29, 1998, the TNRCC fined SWEPCO $8,250 for the same issue on the state permit, which was paid in February 1999.

      SEEBOARD London Underground Commitment
      SEEBOARD has committed (pound)83 million, or $137 million, for costs associated with its contract related to the London Underground transportation system. In 1998, SEEBOARD, through its subsidiary, SEEBOARD Powerlink, signed a

                                      2-61

$1.6 billion, 30 year contract as a joint venture partner to operate, maintain, finance and renew the high-voltage power distribution network of the London Underground.

      SEEBOARD - Third Party Pension Litigation
      In the U.K., National Grid Group and National Power have been involved in continuing litigation in respect of their use of actuarial surpluses declared in the electricity industry's occupational pension scheme, the Electricity Supply Pension Scheme. A high court decision in favor of the National Grid Group and National Power was appealed and on February 10, 1999 the court of appeal ruled that the particular arrangements made by these corporations to dispose of the surplus, partly by canceling liabilities relating to additional pension payments resulting from early retirement, were invalid due to procedural defects. SEEBOARD employees are members of the Electricity Supply Pension Scheme and SEEBOARD has made similar use of actuarial surplus. For SEEBOARD, the amount of the payments cancelled was approximately $33 million. The court of appeal did not order the National Grid Group and National Power to make payment to the Electricity Supply Pension Scheme but will hold a further hearing to decide what action to take. It is likely that the case will then be referred to the U.K. House of Lords. The final outcome of the hearing, or any referral to the U.K. House of Lords, cannot be determined and therefore it is not possible to quantify the impact, if any, on the results of operations and financial condition of CSW and/or SEEBOARD.

      Diversified Electric Loans and Commitments
      In June 1998, the 330 MW Phillips Sweeny cogeneration facility, an entity 50% owned by CSW Energy, obtained permanent project financing. The $149 million of debt, with an effective interest rate of 7.4%, is unconditionally guaranteed by the project and is non-recourse to CSW Energy and CSW. Concurrently, the project repaid its outstanding note to CSW Energy for construction financing. CSW Energy obtained the funds for this project from CSW's short-term borrowings program, which were also repaid.

      CSW Energy began construction in August 1998 of a 500 MW power plant, known as Frontera, in the Rio Grande Valley, near the city of Mission, Texas. At December 31, 1998, CSW Energy had spent approximately $81 million, including development construction and financing of the projected $210 million project costs. The natural gas-fired facility should begin simple cycle operation in the summer of 1999 and combined cycle operation by the end of 1999. The Frontera project is being built as a merchant power plant. Frontera is expected to supply power to the rapidly growing Rio Grande Valley and to supply customers throughout Texas.

      CSW International and its 50% joint venture partner, Scottish Power, commenced construction of the South Coast Power project, a 400 MW combined cycle gas turbine power station in Shoreham, United Kingdom. Commercial operation is expected to begin in the year 2000. The partners will provide interim construction financing with third party financing expected in the first quarter of 1999. At December 31, 1998, CSW International had spent approximately $12 million, including development, construction and financing of their 50% share of the total $320 million of estimated project costs.

      CSW, CSW Energy and CSW International have provided letters of credit and guarantees on behalf of independent power projects of approximately $254 million, $13 million, and $201 million, respectively, as of December 31, 1998.

                                      2-62

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


                                                 -------------------------------------------------------
INCOME TAX EXPENSE                                 CSW        CPL        PSO        SWEPCO       WTU
                                                         -----------------------------------------------
1998                                             (millions)                (thousands)

Included in Operating Expenses and Taxes
   Current (1)                                    $253     $128,942    $52,587      $64,463     $28,542
   Deferred (1)                                    (38)      (8,253)    (1,693)     (11,850)     (6,578)
   Deferred ITC (2)                                (12)      (3,858)    (1,795)      (4,631)     (1,321)
                                                 -------------------------------------------------------
                                                   203      116,831     49,099       47,982      20,643
Included in Other Income and Deductions
   Current                                          18       (2,204)       (93)      (1,868)       (454)
                                                 -------------------------------------------------------
                                                    18       (2,204)       (93)      (1,868)       (454)
                                                 -------------------------------------------------------
                                                  $221     $114,627    $49,006      $46,114     $20,189
                                                 -------------------------------------------------------
1997
Included in Operating Expenses and Taxes
Current (1)                                        $47      $43,600    $14,543      $46,358     $11,765
Deferred (1)                                       117       35,263      8,498       (1,984)       (954)
Deferred ITC (2)                                   (13)      (4,819)    (2,278)      (4,662)     (1,321)
                                                 --------------------------------------------------------
                                                   151       74,044     20,763       39,712       9,490
Included in Other Income and Deductions
   Current                                          --       (4,271)    (2,230)      (1,962)       (471)
   Deferred                                         (6)        (779)       (50)        (260)         --
                                                 --------------------------------------------------------
                                                    (6)      (5,050)    (2,280)      (2,222)       (471)
                                                 --------------------------------------------------------
                                                  $145      $68,994    $18,483      $37,490      $9,019
                                                 --------------------------------------------------------
1996
Included in Operating Expenses and Taxes
   Current (1)                                    $118      $46,588    $26,152      $33,904      $6,953
   Deferred (1)                                    120       57,416     14,190       10,696       9,706
   Deferred ITC (2)                                (14)      (5,553)    (2,784)      (4,730)     (1,321)
                                                 --------------------------------------------------------
                                                   224       98,451     37,558       39,870      15,338
Included in Other Income and Deductions
   Current                                          (1)         639       (895)        (973)       (406)
   Deferred                                        (39)      (5,940)   (15,518)      (7,847)     (3,988)
                                                 --------------------------------------------------------
                                                   (40)      (5,301)   (16,413)      (8,820)     (4,394)
Income Taxes for Discountinued Operations
(includes $72 resulting from the
 gain on the sale)                                  78           --         --           --          --
                                                 --------------------------------------------------------
                                                  $262      $93,150    $21,145      $31,050     $10,944
                                                 --------------------------------------------------------


(1)Approximately $14 million, $30 million and $49 million of CSW's Current Income Tax Expense was attributable to SEEBOARD U.S.A. operations and was recognized as United Kingdom corporation tax expense for 1998, 1997 and 1996, respectively. In addition, approximately $9 million, $7 million and $19 million of CSW's Deferred Income Tax Expense in 1998, 1997 and 1996, respectively, was attributed to SEEBOARD U.S.A.
(2)ITC deferred in prior years are included in income over the lives of the related properties.

                                      2-63

                                                 --------------------------------------------------------
INCOME TAX RATE RECONCILIATION                     CSW         CPL       PSO        SWEPCO        WTU
                                                         ------------------------------------------------
1998                                             (millions)          (thousands)

Income before taxes attributable to:
   Domestic operations                            $558
   Foreign operations                              112
                                                 --------
Income before taxes                               $670      $276,277   $125,849    $144,217     $58,004

Tax at U.S. statutory rate                        $235       $96,697    $44,047     $50,476     $20,301
Differences
   Amortization of ITC                             (13)       (3,858)    (1,795)     (4,631)     (1,321)
   Mirror CWIP                                      10        10,055         --          --          --
   Non-deductible goodwill amortization             12            --         --          --          --
   Foreign tax benefits                            (41)           --         --          --          --
   Adjustments                                      15         5,493      3,977      (2,526)       (779)
   Other                                             3         6,240      2,777       2,795       1,988
                                                 ---------------------------------------------------------
                                                  $221      $114,627    $49,006     $46,114     $20,189
                                                 ---------------------------------------------------------
Effective rate                                      33%           41%        39%         32%         35%
1997
Income before taxes attributable to:
   Domestic operations                            $327
   Foreign operations                              147
                                                 --------
Income before taxes                               $474      $197,465    $64,689     $130,392    $30,480

Tax at U.S. statutory rate                        $166       $69,113    $22,641      $45,637    $10,668
Differences
   Amortization of ITC                             (13)       (4,819)    (2,278)      (4,662)    (1,321)
   Mirror CWIP                                       5         4,647         --           --         --
   Non-deductible goodwill amortization             12            --         --           --         --
   Foreign tax benefits                            (19)           --         --           --         --
   Adjustments                                      (4)       (1,361)    (1,324)        (633)      (177)
   Other                                            (2)        1,414       (556)      (2,852)      (151)
                                                ----------------------------------------------------------
                                                  $145       $68,994    $18,483      $37,490     $9,019
                                                ----------------------------------------------------------
Effective rate                                      31%           35%        29%          29%        30%
1996
Income before taxes attributable to:
   Domestic operations                            $562
   Foreign operations                              146
                                                --------
Income before taxes                               $708      $240,201    $52,622      $97,605    $27,515

Tax at U.S. statutory rate                        $248       $84,070    $18,418      $34,162     $9,630
Differences
   Amortization of ITC                             (14)       (5,553)    (2,784)      (4,730)    (1,321)
   Mirror CWIP                                       5         4,584         --           --         --
   Non-deductible goodwill amortization             13            --         --           --         --
   Foreign tax benefits                            (18)           --         --           --         --
   Adjustments                                      10         5,127        201        1,544      1,467
   Other                                            18         4,922      5,310           74      1,168
                                               -----------------------------------------------------------
                                                  $262       $93,150    $21,145      $31,050    $10,944
                                               -----------------------------------------------------------
Effective tax rate                                  37%           39%        40%          32%        40%

                                      2-64


                                               -----------------------------------------------------------
                                               CSW            CPL         PSO       SWEPCO       WTU

                                                         -------------------------------------------------
DEFERRED INCOME TAXES (1)                      (millions)               (thousands)

1998
Deferred Income Tax Liabilities
   Depreciable utility plant                    $1,936      $812,335   $299,659     $409,779   $141,627
   Deferred plant costs                            174       168,856         --           --      5,219
   Mirror CWIP asset                                90        89,846         --           --         --
   Income tax related regulatory assets            224       165,263     10,086       37,738     11,072
   Other                                           257        72,123     21,881       35,851     18,076
                                               -----------------------------------------------------------
                                                 2,681     1,308,423    331,626      483,368    175,994

Deferred Income Tax Assets
   Income tax related regulatory liability        (117)      (39,095)   (23,940)     (38,251)   (15,303)
   Unamortized ITC                                 (96)      (48,480)   (15,226)     (22,964)    (9,309)
   Alternative minimum tax carryforward            (11)           --         --           --         --
   Other                                           (75)           --    (27,068)     (28,357)   (11,017)
                                               -----------------------------------------------------------
                                                  (299)      (87,575)   (66,234)     (89,572)   (35,629)
                                               -----------------------------------------------------------
Net Accumulated Deferred Income Taxes           $2,382    $1,220,848   $265,392     $393,796   $140,365
                                               -----------------------------------------------------------

Net Accumulated Deferred Income Taxes
   Noncurrent                                   $2,410    $1,221,561   $277,181     $398,664   $140,731
   Current                                         (28)         (713)   (11,789)      (4,868)      (366)
                                               -----------------------------------------------------------
                                                $2,382    $1,220,848   $265,392     $393,796   $140,365
                                               -----------------------------------------------------------

DEFERRED INCOME TAXES (1)
1997
Deferred Income Tax Liabilities
   Depreciable utility plant                    $1,912      $802,279   $291,547     $410,313   $144,690
   Deferred plant costs                            176       169,497         --           --      6,523
   Mirror CWIP asset                               100        99,901         --           --         --
   Income tax related regulatory assets            211       149,834     10,539       38,603     12,284
   Other                                           375       147,513     36,836       36,237     20,651
                                               -----------------------------------------------------------
                                                 2,774     1,369,024    338,922      485,153    184,148
Deferred Income Tax Assets
   Income tax related regulatory liability        (123)      (40,552)   (26,704)     (40,916)   (14,969)
   Unamortized ITC                                (100)      (49,830)   (15,920)     (24,673)    (9,771)
   Alternative minimum tax carryforward            (27)      (16,129)        --           --         --
   Other                                           (72)       (3,744)   (35,188)     (19,061)    (9,859)
                                               -----------------------------------------------------------
                                                  (322)     (110,255)   (77,812)     (84,650)   (34,599)
                                               -----------------------------------------------------------
Net Accumulated Deferred Income Taxes           $2,452    $1,258,769   $261,110     $400,503   $149,549
                                               -----------------------------------------------------------

Net Accumulated Deferred Income Taxes
   Noncurrent                                   $2,432    $1,237,387   $258,848     $395,909   $149,346
   Current                                          20        21,382      2,262        4,594        203
                                               -----------------------------------------------------------
                                                $2,452    $1,258,769   $261,110     $400,503   $149,549
                                               -----------------------------------------------------------

(1)In 1997, the valuation reserve was reduced to $17 million due to lower levels of excess foreign tax credits. In 1998, the valuation reserve was increased to $145 million due to higher levels of excess foreign tax credits. Other than excess foreign tax credits, CSW did not have other valuation allowances recorded against other deferred tax assets at December 31, 1998 and 1997 due to a favorable earnings history.

   CSW has not provided for U.S. federal income and foreign withholding taxes on $75 million of non-U.S. subsidiaries' undistributed earnings as of December 31, 1998, because such earnings are intended to be reinvested indefinitely. If these earnings were distributed, foreign tax credits should become available under current law to reduce or eliminate the resulting U.S. income tax liability.

                                      2-65

5.    BENEFIT PLANS

      Pension Plans
      Prior to June 30, 1997, CSW maintained a tax qualified, non-contributory defined benefit pension plan covering substantially all CSW employees in the United States. Benefits were based on employees' years of credited service, age at retirement, and final average annual earnings with an offset for the participant's primary Social Security benefit. The CSW board of directors approved an amendment effective July 1, 1997, which converted the present value of accrued benefits under the existing pension plan into a cash balance pension plan. Under the cash balance formula, each participant has an account, for recordkeeping purposes only, to which credits are allocated annually based on a percentage of the participant's pay. The applicable percentage is determined by age and years of vested service the participant has with CSW as of December 31 of each year. The fair value of the plan assets are measured as of September 30 of each year.

      The purpose of the plan change is to continue to provide retirement income benefits which are competitive both within the utility industry as well as with other companies within the United States.

      In addition, CSW has a non-qualified excess benefit plan. This plan is available to all pension plan participants who are entitled to receive a pension benefit from CSW which is in excess of the limitations imposed on benefits by the Internal Revenue Code through the qualified plan.

      As the plan sponsor, CSW will continue to reflect the costs of the pension plan according to the provisions of SFAS No. 87 and allocate such costs to each of the participating employers.

      SFAS No. 132 was published in February 1998. SFAS No. 132 amended the disclosure requirements of SFAS No. 87 and SFAS No. 88. The new disclosure requirements under SFAS No. 132 are effective for CSW in 1998 and are currently being implemented.

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

      Information about the separate pension plans (the U.S. plans and the non-U.S. plan), including: (i) change in benefit obligation; (ii) change in plan assets; (iii) reconciliation of funded status; (iv) amount recognized on balance sheets; (v) additional information for pension plans with unfunded benefit obligaitons; (vi) additional information for pension plans with unfunded accumulated benefit obligations; (vii) components of net periodic benefit costs; and (viii) assumptions used in accounting for the pension plan follow.

                                      2-66

                                                  1998
                               -------------------------------------------
Pension/Cash Balance                            U.S. Plan
Retirement Plan
                                          ----------------------
                                                         Non-        Non-
                                  CSW      Qualified   Qualified   U.S. Plan
                                 -------   ---------   ---------   ---------
                                                 (millions)
Change in benefit obligation
Benefit obligation at
  beginning of year               $1,978       $931        $24     $1,023
Service cost                          36         21          1         14
Interest cost                        137         68          1         68
Plan participants' contributions       3         --         --          3
Amendments                            58         --         --         58
Foreign currency translation
  adjustment                           9         --         --          9
Acquisition                            7         --         --          7
Actuarial gain                        11          8          3         --
Benefits paid                       (128)       (65)        (1)       (62)
                               -------------------------------------------
Benefit obligation at end of
  year                            $2,111       $963        $28     $1,120
                               -------------------------------------------

Change in plan assets
Fair value of plan assets at
  beginning of year               $2,290     $1,109        $--     $1,181
Actual return on plan assets         143        (30)        --        173
Employer contributions                 7         --          1          6
Plan participants' contributions       3         --         --          3
Foreign currency translation
  adjustment                          11         --         --         11
Benefits paid                       (128)       (65)        (1)       (62)
                               -------------------------------------------
Fair value of plan assets at
  end of year                     $2,326     $1,014        $--     $1,312
                               -------------------------------------------

Reconciliation of Funded Status     $214        $50       $(27)      $191
Unrecognized net actuarial
  loss/(gain)                         26        149         11       (134)
Unrecognized prior service cost      (77)       (82)         1          4
Unrecognized transition
  obligation                          10          9          1         --
                               -------------------------------------------
Prepaid (accrued) benefit cost
  before balance sheet adjustments  $173       $126       $(14)       $61
                               -------------------------------------------

Amounts Recognized in Balance Sheet

Prepaid benefit costs               $188       $126       $ --        $62
Accrued benefit (liability)-smaller
  of (accrued) benefit
  cost and minimum (liability)       (25)        --        (25)        --
Intangible asset                       2         --          2         --
Accumulated other comprehensive
  income                               8         --          8         --
                               -------------------------------------------
Prepaid (accrued) benefit
  cost before  balance sheet
  adjustments                       $173       $126       $(15)       $62
                               -------------------------------------------

Other comprehensive expense
attributable to change in
additional minimum pension liability
recognition                          $ 1        $--         $1        $--

Weighted-average assumptions
  as of December 31
Discount rate                                  6.75%      6.75%     5.50%
Expected return on plan assets                 9.00%      9.00%     6.25%
Rate of compensation increase                  4.96%      4.96%     3.50%


                                      2-67

                                                  1997
                               -------------------------------------------
Pension/Cash Balance                            U.S. Plan
Retirement Plan
                                          ----------------------
                                                          Non-            Non-
                                  CSW     Qualified    Qualified       U.S. Plan
                                 ------   ----------   ---------       ---------
                                               (millions)
Change in benefit obligation
Benefit obligation at
  beginning of year              $1,969      $922         $21           $1,026
Service cost                         35        20          --               15
Interest cost                       141        65           2               74
Plan participants' contributions      3        --          --                3
Amendments and other                (85)      (85)         --               --
Foreign currency translation
  adjustment                        (41)       --          --              (41)
Acquisition                          62        56           1                5
Actuarial gain                        1        --           1               --
Benefits paid                      (107)      (47)         (1)             (59)
                                 ----------------------------------------------
Benefit obligation at end of
  year                            $1,978      $931         $24           $1,023
                                 ----------------------------------------------

Change in plan assets
Fair value of plan assets at
  beginning of year               $2,071      $985         $--           $1,086
Actual return on plan assets         351       164          --              187
Employer contributions                14         7           1                6
Plan participants' contributions       3        --          --                3
Foreign currency translation
  adjustment                         (42)       --          --              (42)
Benefits paid                       (107)      (47)         (1)             (59)
                                 ----------------------------------------------
Fair value of plan assets at
  end of year                     $2,290    $1,109       $  --           $1,181
                                 ----------------------------------------------

Reconciliation of Funded Status     $313      $178        $(23)            $158
Unrecognized net actuarial
  loss/(gain)                        (77)       12           9              (98)
Unrecognized prior service cost      (92)      (88)          1               (5)
Unrecognized transition
  obligation                          16        11           1                4
                                 ----------------------------------------------
Prepaid (accrued) benefit cost
  before balance sheet adjustments  $160      $113        $(12)             $59
                                 ----------------------------------------------

Amounts Recognized in Balance Sheet
Prepaid benefit costs               $172      $113         $--              $59
Accrued benefit(liability)-smaller
  of (accrued) benefit cost and
  minimum (liability)                (22)       --         (22)              --
Intangible asset                       3        --           3               --
Accumulated other
  comprehensive income                 7        --           7               --

                                 ----------------------------------------------
Prepaid (accrued) benefit
  cost before balance sheet
  adjustments                       $160      $113        $(12)             $59
                                 ----------------------------------------------

Other comprehensive expense
  attributable to change in
  additional minimum pension
  liability recognition              $ 1       $--         $ 1             $--

Weighted-average assumptions
  as of December 31
Discount rate                                 7.50%       7.50%           6.75%
Expected return on plan assets                9.00%       9.00%           7.25%
Rate of compensation increase                 5.46%       5.46%           4.75%


                                      2-68

Pension/Cash Balance Retirement Plan
Components of net periodic benefit costs

                                                  U.S. Plan
                                            ---------------------

                                                          Non-            Non-
1998                              CSW     Qualified    Qualified       U.S. Plan
                                 ------   ----------   ---------       ---------

Service cost                         $36       $21          $1              $14
Interest cost                        137        67           2               68
Expected return on plan assets      (175)      (97)         --              (77)
Amortizations of prior service costs  (5)       (6)         --               --
Amortization of unrecognized
 transition obligation                 2         2          --               --
Recognized net actuarial loss         --        --          --               --
                                   ------------------------------------------
Net periodic benefit cost            $(5)     $(13)         $3               $5

                                    CPL       PSO       SWEPCO             WTU
                                    ---       ---       ------             ---
                                               (thousands)

Service cost                      $4,537    $3,485      $4,109           $2,352
Interest cost                     14,693    11,283      13,302            7,614
Expected return on plan assets   (21,107)  (16,211)    (19,111)         (10,940)
Amortizations of prior service
 costs                            (1,301)     (999)     (1,178)            (674)
Amortization of unrecognized
 transition  obligation              328       252         297              170
Recognized net actuarial loss         --        --          --               --
                                 -----------------------------------------------
Net periodic benefit cost        $(2,850)  $(2,190)    $(2,581)         $(1,478)


                                                 U.S. Plan
                                            ---------------------

                                                          Non-            Non-
1997                              CSW     Qualified    Qualified       U.S. Plan
                                 ------   ----------   ---------       ---------
                                                   (millions)

Service cost                         $34       $20         $--              $14
Interest cost                        139        64           2               73
Expected return on plan assets      (173)      (92)         --              (81)
Amortizations of prior service costs  (6)       (6)         --               --
Amortization of unrecognized
 transition obligation                 2         2          --               --
Recognized net actuarial loss          1        --           1               --
                                ------------------------------------------------
Net periodic benefit cost            $(3)     $(12)         $3               $6

                                   CPL        PSO       SWEPCO            WTU
                                   ---        ---       ------            ---
                                                  (thousands)

Service cost                      $4,602    $3,421      $4,260           $2,488
Interest cost                     15,085    11,214      13,965            8,156
Expected return on plan assets   (21,410)  (15,892)    (19,839)         (11,597)
Amortizations of prior service
 costs                            (1,301)     (999)     (1,178)            (674)
Amortization of unrecognized
 transition obligation               328       252         297              170
Recognized net actuarial loss         --        --          --               --
                                ------------------------------------------------
Net periodic benefit cost        $(2,696)  $(2,004)    $(2,495)         $(1,457)

As permitted, the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plan.

                                      2-69

Pension/Cash Balance Retirement Plan
Components of net periodic benefit costs

                                                 U.S. Plan
                                            ---------------------

                                                          Non-            Non-
1996                              CSW     Qualified    Qualified       U.S. Plan
                                 ------   ----------   ---------       ---------
                                                   (millions)

Service cost                         $37       $22          $1              $14
Interest cost                        137        69           1               67
Expected return on plan assets      (158)      (84)         --              (74)
Amortizations of prior service
 costs                                --        --          --               --
Amortization of unrecognized
 transition obligation                 2         2          --               --
Recognized net actuarial loss          1        --           1               --
                                 -----------------------------------------------
Net periodic benefit cost            $19        $9          $3               $7


                                   CPL        PSO       SWEPCO            WTU
                                   ---        ---       ------            ---
                                                  (thousands)

Service cost                      $5,367    $4,238      $4,891           $3,005
Interest cost                     16,233    12,817      14,793            9,089
Expected return on plan assets   (19,747)  (15,590)    (17,995)         (11,056)
Amortizations of prior service
 costs                              (135)     (108)       (123)             (76)
Amortization of unrecognized
 transition  obligation              358       283         327              201

Recognized net actuarial loss         --        --          --               --
                                 -----------------------------------------------
Net periodic benefit cost         $2,076    $1,640      $1,893           $1,163

As permitted, the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plan.



Additional Information for Plans           Non-Qualified Plan
with Unfunded Benefit Obligations              (thousands)
                                        1998                1997
                                   ----------------    ----------------
Benefit obligation                         $27,379             $23,621
Plan assets at fair value                       --                  --


Additional Information for Plans           Non-Qualified Plan
with Unfunded Accumulated Benefit              (thousands)
Obligations
                                        1998                1997
                                   ----------------    ----------------
Projected benefit obligation               $27,379             $23,621
Accumulated benefit obligation              25,137              22,193
Plan assets at fair value                       --                  --


      Post-retirement Benefits Other Than Pensions (U.S. Companies Only)
      CSW, including each of the U.S. Electric Operating Companies, adopted SFAS No. 106 effective January 1, 1993. The transition obligation established at adoption is being amortized over twenty years, with fourteen years remaining. Prior to 1993, these benefits were accounted for on a pay-as-you-go basis. Pursuant to an order by the Oklahoma Commission, PSO established a regulatory asset of approximately $5 million in 1993 for the difference between the pay-as-you-go basis and the costs determined under SFAS No. 106. PSO is recovering the amortization of this regulatory asset over a ten year period.

                                      2-70

      SFAS No. 132 was published in February 1998. Statement No.132 amended the disclosure requirements of SFAS No. 106. The revised rules did not affect either the measurement or recognition of benefit costs. The new disclosure requirements under Standard 132 are effective for fiscal years beginning after December 15, 1997.
      Information about the non-pension post-retirement benefit plan, including:
(i) change in benefit obligation; (ii) change in plan assets; (iii) reconciliation of funded status; (iv) amount recognized on balance sheets; (v) additional information for post-retirement plans with unfunded benefit obligations; (vi) components of net periodic benefit costs; and (vii) assumptions used in accounting for the post-retirement plan follow.

Post-retirement Benefits Other Than Pensions
U.S. Companies Only

1998                             CSW         CPL      PSO     SWEPCO    WTU
                               ---------  ------------------------------------
                               (millions)             (thousands)
Benefit Obligations and Plan
  Assets
Benefit obligation:
  Retirees                        $170    $54,805   $46,700  $38,795  $22,958
Other fully eligible
  participants                      30      6,514     6,799    7,973    4,214
Other active participants           75     20,020    14,189   15,579    8,985
                               ---------  ------------------------------------
                                  $275    $81,339   $67,688  $62,347  $36,157

Plan Assets at Fair Value         $164    $46,538   $42,728  $39,876  $21,475

Change in Accumulated Post-
  Retirement Benefit Obligation

Benefit obligation at
 beginning of year                $241    $72,991   $61,434  $54,214  $32,516
Service Cost                         8      2,201     1,616    1,781    1,132
Interest Cost                       17      5,290     4,450    3,941    2,358
Amendments                          (5)    (1,569)   (1,322)  (1,204)    (717)
Benefit payments                   (15)    (4,730)   (3,984)  (3,272)  (2,134)
Plan participants' contributions     1        228       195      186      119
Actuarial gain                      28      6,928     5,299    6,701    2,883
                               ---------  ------------------------------------
Benefit Obligation at end of
 year                             $275    $81,339   $67,688  $62,347  $36,157

Change in fair value of plan assets
Fair value of plan assets at
 beginning of year                $158    $44,168   $43,366  $39,630  $20,411
Actual return of plan assets         3        201     2,190      487      202
Employer contributions              17      6,671       961    2,845    2,877
Plan participants' contributions     1        228       195      186      119
Benefits Paid                      (15)    (4,730)   (3,984)  (3,272)  (2,134)
                               ---------  ------------------------------------
Fair value of plan assets at
 end of year                      $164    $46,538   $42,728  $39,876  $21,475

Reconciliation of Funded Status
Funded status end of year        $(111)  $(34,801) $(24,960)$(22,471)$(14,682)
Unrecognized:
   Transition Obligation           126     40,608    35,400   27,535   17,147
   Prior Service Cost               --         --        --       --       --
   (Gain)                          (15)    (5,807)  (10,440)  (5,064)  (2,465)
                               ---------  ------------------------------------
Prepaid (accrued) benefit cost
   before balance sheet
   adjustments                    $ --       $ --      $ --     $ --     $ --

Amounts Recognized in Balance Sheet
Prepaid Benefit Cost                $2        $19       $83     $121      $74
Accrued Benefit cost                (2)       (19)      (83)    (121)     (74)
                               ---------  ------------------------------------
Prepaid (accrued) benefit cost     $ --      $ --      $ --     $ --     $ --


                                      2-71

Post-retirement Benefits Other Than Pensions
U.S. Companies Only



1997                             CSW         CPL      PSO     SWEPCO    WTU
                               ---------  ------------------------------------
                               (millions)             (thousands)
Benefit Obligations and Plan Assets
Benefit obligation:
Retirees                          $158    $51,426   $43,732  $34,906  $21,607
Other fully eligible participants   24      5,449     5,707    6,559    3,184
Other active participants           59     16,116    11,995   12,749    7,725
                               ---------  ------------------------------------
                                  $241    $72,991   $61,434  $54,214  $32,516

Plan Assets at Fair Value         $159    $44,168   $43,366  $39,630  $20,411

Change in Accumulated Post-
  Retirement Benefit Obligation
Benefit obligation at
 beginning of year                $236    $73,310   $62,059  $54,009  $33,135
Service Cost                         8      2,076     1,694    1,771    1,120
Interest Cost                       18      5,663     4,794    4,190    2,564
Amendments                          --         --        --       --       --
Benefit payments                   (10)    (3,148)   (2,836)  (2,234)  (1,387)
Plan participants' contributions    --         55        41       37       29
Actuarial gain                     (11)    (4,965)   (4,318)  (3,559)  (2,945)
                               ---------  ------------------------------------
Benefit Obligation at end of
 year                             $241    $72,991   $61,434   54,214  $32,516

Change in fair value of plan assets
Fair value of plan assets at
 beginning of year                $151    $32,424   $32,067  $28,570  $14,828
Actual return of plan assets         3      4,866     7,292    6,814    2,217
Employer contributions              18      9,972     6,803    6,442    4,723
Plan participants' contributions     1         55        41       37       29
Benefits Paid                      (15)    (3,149)   (2,837)  (2,233)  (1,386)
                               ---------  ------------------------------------
Fair value of plan assets at
  end of year                     $158    $44,168   $43,366  $39,630  $20,411

Reconciliation of Funded Status
Funded status end of year         $(82)   $(28,823) $(18,068)$(14,584)$(12,105)
Unrecognized:
   Transition Obligation           135     43,508    37,928   29,502   18,372
   Prior Service Cost               --         --        --       --       --
   (Gain)                          (53)   (15,443)  (19,018) (14,715)  (6,503)
                               ---------  ------------------------------------
Prepaid (accrued) benefit cost
   before balance sheet
   adjustments                    $ --      $(758)     $842     $203    $(236)

Amounts Recognized in Balance Sheet
Prepaid Benefit Cost                $1       $ --    $1,023     $330     $ --
Accrued Benefit cost                (1)      (758)     (181)    (127)    (236)
                               ---------  ------------------------------------
Prepaid (accrued) benefit cost     $--      $(758)     $842     $203    $(236)


As permitted, the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plan.

                                      2-72

Post-retirement Benefits Other Than
  Pensions
U.S. Companies Only

Components of Net Periodic Benefit Costs

1998                             CSW         CPL      PSO    SWEPCO    WTU
                               ---------  ------------------------------------
                               (millions)             (thousands)

Service Cost                        $8     $2,201    $1,616   $1,781   $1,132
Interest cost                       17      5,290     4,450    3,941    2,358
Expected Return on Plan
  Assets                           (12)    (3,237)   (3,401)  (3,387)  (1,497)
Amortization of Unrecognized:
   Transition Obligation             9      2,900     2,528    1,967    1,225
   Prior Service Cost               --         --        --       --       --
   (Gain)                           (2)      (555)     (824)    (629)    (216)
                               ---------  ------------------------------------
Total Net Period Benefit cost      $20     $6,599    $4,369   $3,673   $3,002

1997

Service Cost                        $8     $2,076    $1,694   $1,771   $1,120
Interest cost                       18      5,663     4,794    4,190    2,564
Expected Return on Plan
  Assets                           (10)    (2,739)   (2,998)  (2,787)  (1,257)
Amortization of Unrecognized:
   Transition Obligation             9      2,900     2,528    1,967    1,225
   Prior Service Cost               --         --        --       --       --
   (Gain)                           (1)      (162)     (365)    (181)      --
                               ---------  ------------------------------------
Total Net Period Benefit cost      $24     $7,738    $5,653   $4,960   $3,652

1996

Service Cost                        $8     $2,077    $1,705   $1,810   $1,111
Interest cost                       19      5,887     5,018    4,321    2,602
Expected Return on Plan
  Assets                            (9)    (2,255)   (2,486)  (2,268)  (1,027)
Amortization of Unrecognized
   Transition Obligation             9       2,900    2,528   1,967    1,225
   Prior Service Cost               --          --       --      --       --
   Gain/(Loss)                      --          --       --      --       --
                               ---------   -----------------------------------
Total Net Period Benefit cost      $27     $8,609    $6,765   $5,830   $3,911


                                Total
                                 CSW         CPL      PSO    SWEPCO    WTU
                               ---------   -----------------------------------
1998                           (millions)             (thousands)
Effect of 1% Change in
 Assumed Health
 Care Cost Trend Rate
1% Increase
  Service Cost Plus
  Interest Cost                       $4     $1,093     $832    $889     $827
  APBO                                30      8,539    6,810   6,679    3,903

1% Decrease
  Service Cost Plus
  Interest Cost                     $(3)     $(914)   $(698)  $(740)   $(438)
  APBO                              (26)    (7,390)  (5,923) (5,675)  (3,370)



                                      2-73

      ASSUMPTIONS USED IN THE                              Tax Rate
      ACCOUNTING FOR SFAS NO. 106                            for
                                   Discount    Return on    Taxable
                                     Rate     Plan Assets   Trusts

      1998                           6.75%       9.00%       39.6%
      1997                           7.50%       9.00%       39.6%
      1996                           8.00%       9.50%       39.6%

      Health care cost trend rates

      1998 Average Rate of 6.5% grading down 0.50% per year to an ultimate average rate of 5.00% in 2001.

      1997 Average Rate of 7.0% grading down 0.50% per year to an ultimate average rate of 5.00% in 2001.

      1996 Average Rate of 9.0% grading down 0.75% per year to an ultimate average rate of 5.25% in 2001.


    Additional Information for     Post-retirement Benefits Other
    Plans with Unfunded Benefit            Than Pensions
    Obligations                              (millions)
                                      1998               1997
                                  --------------    ---------------
    Benefit obligation                $275               $241
    Plan assets at fair value          164                159


      Health and Welfare Plans
      CSW provides medical, dental, group life insurance, dependent life insurance, and accidental death and dismemberment insurance plans for substantially all active CSW System employees in the United States. The total contributions, recorded on a pay-as-you-go basis, for the years 1996 - 1998 are listed in the following table.


                                  CSW     CPL     PSO   SWEPCO    WTU
                                ----------------------------------------
                                              (millions)
     1998                        $35.6    $7.8   $6.2    $7.0     $4.1
     1997                         35.6     9.0    7.0     8.3      5.1
     1996                         28.4     7.0    5.5     6.5      4.0


      Employer provided health care benefits are not common in the United Kingdom due to the country's national health care system. Accordingly, SEEBOARD does not provide health care benefits to the majority of its employees.


6.    JOINTLY OWNED ELECTRIC UTILITY PLANT

      The U.S. Electric Operating Companies are parties to various joint ownership agreements with other non-affiliated entities. Such agreements provide for the joint ownership and operation of generating stations and related facilities, whereby each participant bears its share of the project costs. At December 31, 1998, the U.S. Electric Operating Companies had undivided interests in five such generating stations and related facilities as shown in the following table.


                                       SWEPCO                SWEPCO
                               CPL     Flint      SWEPCO     Dolet      CSW(1)
                               STP     Creek      Pirkey     Hills     Oklaunion
                             Nuclear   Coal       Lignite    Lignite     Coal
                              Plant    Plant      Plant      Plant       Plant
                            ---------------------------------------------------
                                               ($ millions)
      Plant in service          $2,336        $81      $439     $230     $400
      Accumulated
        depreciation              $657        $49      $190      $91     $132
      Plant capacity-MW          2,501        528       675      650      690
      Participation               25.2%      50.0%     85.9%    40.2%    78.1%
      Share of capacity-MW         630        264       580      262      539

                                      2-74

      (1)CPL, PSO and WTU have joint ownership agreements with each other and other non-affiliated entities. Such agreements provide for the joint ownership and operation of Oklaunion Power Station. Each participant provided financing for its share of the project, which was placed in service in December 1986. CPL's 7.8%, PSO's 15.6% and WTU's 54.7% ownership interest represents CSW's 78.1% participation in the plant. The statements of income reflect CPL's, PSO's and WTU's respective portions of the operating costs of Oklaunion Power Station. The total investments, including AFUDC, in Oklaunion Power Station for CPL, PSO and WTU were $37 million, $81 million and $282 million, respectively, at December 31, 1998. Accumulated depreciation was $12 million, $34 million and $86 million for CPL, PSO and WTU, respectively, at December 31,1998.


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

      Securities available for sale
      The fair values, which are based on quoted market prices, equal the carrying amounts as stated on the balance sheet as prescribed by SFAS No. 115. See NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

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

                                      2-75

CARRYING VALUE AND
ESTIMATED FAIR VALUE         CSW       CPL       PSO     SWEPCO     WTU
                          -------------------------------------------------
                          (millions)             (thousands)
Long-term debt
   1998 carrying amount      $3,785 $1,146,762  $368,121 $506,939  $282,211
        fair value            4,025  1,223,502   389,220  546,450   301,894
   1997 carrying amount       3,898  1,302,266   421,821  547,751   278,640
        fair value            4,052  1,361,539   435,908  576,387   290,489

Trust Preferred Securities
   1998 carrying amount         335    150,000    75,000  110,000        --
        fair value              345    154,875    77,640  112,772        --
   1997 carrying amount         335    150,000    75,000  110,000        --
        fair value              344    153,375    78,000  112,750        --

Preferred stock subject
to mandatory redemption
   1998 carrying amount           --        --        --       --        --
        fair value                --        --        --       --        --
   1997 carrying amount           26        --        --   25,930        --
        fair value                27        --        --   26,809        --

Long-term debt and preferred
stock due within 12 months
   1998 carrying amount          169   125,000        --   43,932        --
        fair value               169   125,000        --   43,932        --
   1997 carrying amount           32    28,000        --    3,555        --
        fair value                32    28,000        --    3,555        --

      Commodity Contracts
      CSW utilizes commodity forward contracts which contain pricing and/or volume terms designed to stabilize market risk associated with fluctuations in the price of natural gas used in generation and electric energy sold under firm commitments with certain of our customers.

      In 1998, CSW did not utilize any contracts for commodities that would be classified as a financial instrument under generally accepted accounting principles, since physical delivery of natural gas and electricity may, and most frequently does, occur pursuant to these contracts. These contracts are, however, the major part of CSW's risk management program.

      The table below provides information about the Company's natural gas swaps and electricity forward contracts that are sensitive to changes in commodity prices. The swaps hedge commodity price exposure for the year 1999. Cash outflows on the swap agreements should be offset by increased margins on electricity sales to customers under tariffed rates with fixed fuel costs. The electricity forward contracts hedge a portion of CSW's energy requirements through September 1999. The average contract price for forward purchases is $58 per MWH and the average contract price for forward sales is $80 per MWH.

                                      2-76

      Contractual commitments at December 31, 1998 are as follows:

                        Net Notional                           Fair Value of
    Products               Amount      Fair Value of Assets     Liabilities
    ----------------------------------------------------------------------------
                                                      (millions)
    Swaps             6,510,000 MMbtu          $--                  $1
    Forwards:
      purchases         440,000 MWH              3                  --
      sales             292,800 MWH              1                  --



      Cross-currency swaps and SEEBOARD's electricity contracts for differences The fair value of cross currency swaps reflect third-party valuations calculated using proprietary pricing models. Based on these valuations, CSW's position in these cross currency swaps represented an unrealized loss of $57 million at December 31, 1998. This unrealized loss is offset by unrealized gains related to the underlying transactions being hedged. CSW expects to hold these contracts to maturity. The fair value of SEEBOARD's contracts for differences is not determinable due to the absence of a trading market.

      DERIVATIVE CONTRACTS NOTIONAL AMOUNTS   Notional       Fair
      AND ESTIMATED FAIR VALUES                Amount       Value
                                             -------------------------
                                                    (millions)

      Cross currency swaps
         Maturities:  2001 and 2006             $400         $457


8.    LONG-TERM DEBT

      The CSW System's long-term debt outstanding as of the end of the last two years is presented in the following table.

         Maturities              Interest Rates             December 31,
      From          To          From          To          1998        1997
  -----------------------------------------------------------------------------
                                                             (millions)
  Secured bonds
  1999          2025             5.25%       7.75%      $1,824       $2,080

  Unsecured bonds
  2001          2030             3.33%(1)    8.88%       1,359        1,353

  Notes and Lease Obligations
  1999          2021             5.89%       9.75%         765          641

  Unamortized discount                                     (10)         (10)
  Unamortized cost of
    Reacquired debt                                       (153)        (166)
                                                      -------------------------
                                                        $3,785       $3,898
                                                      -------------------------
  (1) Variable rate

      The mortgage indentures, as amended and supplemented, securing FMBs issued by the U.S. Electric Operating Companies, constitute a direct first mortgage lien on substantially all electric utility plant. The U.S. Electric Operating

                                      2-77

Companies may offer additional FMBs, medium-term notes and other securities subject to market conditions and other factors.

      CSW's year end weighted average cost of long-term debt was 7.3% for 1998 and 7.2% for both 1997 and 1996. For additional information about the U.S.
Electric Operating Companies' long term debt, see their Statements of Capitalization in the Financial Statements.

      Annual Requirements
      Certain series of outstanding FMBs have annual sinking fund requirements, which are generally 1% of the amount of each such series issued. These requirements may be, and generally have been, satisfied by the application of net expenditures for bondable property in an amount equal to 166-2/3% of the annual requirements. Certain series of pollution control revenue bonds also have sinking fund requirements. At December 31, 1998, the annual sinking fund requirements and annual maturities (including sinking fund requirements) for all long-term debt for the next five years are presented in the following table.


                            CSW      CPL      PSO     SWEPCO    WTU
      -----------------------------------------------------------------
                          (millions)           (thousands)
                                   ------------------------------------
      Sinking fund
      Requirements

      1999                      $1      $--      $--     $595      $--
      2000                       1       --       --      595       --
      2001                       1       --       --      595       --
      2002                       1       --       --      595       --
      2003                       1       --       --      595       --

      Annual Maturities

      1999                    $169 $125,000      $--  $43,932      $--
      2000                     208  100,000   20,000   47,807   40,000
      2001                     421       --   20,000      595       --
      2002                     151  115,000       --      595   35,000
      2003                     206   50,000  100,000   55,595       --

      Dividends
      At December 31, 1998, approximately $1.3 billion of CSW's subsidiary companies' retained earnings were available for payment of cash dividends by such subsidiaries to CSW. The amounts of retained earnings available for dividends attributable to each of the U.S. Electric Operating Companies at December 31, 1998.

CPL-$739 million    PSO-$145 million    SWEPCO-$301 million    WTU-$117 million

      Reacquired Long-term Debt
      In September 1998, PSO reacquired $25 million principal amount outstanding of Series K and $30 million principal amount outstanding of Series L FMBs, in their entirety, at call prices of 100 and 100.77, respectively. In September 1998, CPL reacquired $36 million principal amount outstanding of Series L FMBs, in its entirety, at a call price of 100.53. No long-term debt was reacquired prior to maturity during 1997.

      Reference is made to MD&A, LIQUIDITY AND CAPITAL RESOURCES for further information related to long-term debt, including new issues and reacquisitions of long-term debt during 1998.

                                      2-78

9.    PREFERRED STOCK

      The outstanding preferred stock of the U.S. Electric Operating Companies as of the end of the last two years is presented in the following table.


                                    Dividend                    Current
                                      Rate     December 31, Redemption Price
                                   From   To   1998   1997      From - To
                                  --------------------------------------------
                                                (millions)
Not subject to mandatory redemption
     182,931 shares                4.00%-5.00%  $19    $19   $102.75-109.00
     1,600,000 shares               Auction     160    160       $100.00
   Issuance expenses/premiums                    (3)    (3)
                                               -------------
                                               $176   $176
                                               -------------
Subject to mandatory redemption
     (none outstanding at
      December 31, 1998)             6.95%      $--    $27         $--
   To be redeemed within one year                --     (1)
                                               -------------
                                                $--    $26
                                               -------------
Total authorized shares
     6,405,000

      All of the outstanding preferred stock is redeemable at the option of the U.S. Electric Operating Companies upon 30 days notice at the current redemption price per share. During 1997, SWEPCO redeemed $1.2 million pursuant to its annual sinking fund requirement. During 1997, each of the U.S. Electrics reacquired a significant portion of its outstanding preferred stock. As a result of differences between the dividend rates on the reacquired securities and prevailing market rates, CSW realized an overall gain of approximately $10 million on the transactions. This gain is shown separately, as Gain on Reacquired Preferred Stock, on the Consolidated Statements of Income.

      CPL
      The dividends on CPL's $160 million auction and money market preferred stocks are adjusted every 49 days, based on current market rates. The dividend rates averaged 4.4%, 4.3% and 4.1% during 1998, 1997 and 1996, respectively.

      SWEPCO
      On April 1, 1998, SWEPCO called the remaining 274,010 shares of its $100 par value 6.95% preferred stock. SWEPCO used short-term debt to fund the redemption.

      For additional information about the U.S. Electric Operating Companies' preferred stock, see their Statements of Capitalization in the Financial Statements.


                                      2-79

10.   TRUST PREFERRED SECURITIES

      The following Trust Preferred Securities issued by the wholly-owned statutory business trusts of CPL, PSO and SWEPCO were outstanding at December 31, 1998. They are classified on the balance sheets as CPL, PSO or SWEPCO Obligated, Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures of CPL, PSO or SWEPCO, respectively.


                                                      Amount      Description of Underlying
Business Trust     Security                 Units   (millions)    Debentures of Registrant
-----------------------------------------------------------------------------------------------------------

CPL Capital I       8.00%,  Series A      6,000,000    $150       CPL, $154.6 million, 8.00%, Series A
PSO Capital I       8.00%, Series A       3,000,000      75       PSO, $77.3 million, 8.00%, Series A
SWEPCO Capital I    7.875%, Series A      4,400,000     110       SWEPCO, $113.4 million,  7.875%, Series A

                                        ---------------------
                                         13,400,000    $335
                                        ---------------------

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


11.   SHORT-TERM FINANCING

      The CSW System uses short-term debt, primarily commercial paper, to meet fluctuations in working capital requirements and other interim capital needs. CSW has established a money pool to coordinate short-term borrowings for certain subsidiaries and also incurs borrowings outside the money pool for other subsidiaries. As of December 31, 1998, CSW had revolving credit facilities totaling $1.0 billion to backup its commercial paper program. At December 31, 1998, CSW had $811 million outstanding in short-term borrowings. The maximum amount of such short-term borrowings outstanding during the year, which had a weighted average interest yield for the year of 5.8%, was $1.1 billion during June 1998.

      CSW Credit, which does not participate in the money pool, issues commercial paper on a stand-alone basis. At December 31, 1998, CSW Credit had a $1.0 billion revolving credit agreement that is secured by the assignment of its receivables to back up its commercial paper program which had $749 million outstanding. The maximum amount of such commercial paper outstanding during the year, which had a weighted average interest yield for the year of 5.6%, was $1.0 billion during September 1998.


12.   COMMON STOCK

      CSW's basic earnings per share of common stock are computed by dividing net income for common stock by the average number of common shares outstanding for the respective periods. Diluted earnings per share reflect the potential dilution that could occur if all options outstanding under CSW's stock incentive plan were converted to common stock and then shared in the income for common stock. CSW's basic and diluted earnings per share were the same for the years 1996 - 1998. CSW's dividends per common share reflect per share amounts paid for each of the periods.

      CSW can issue common stock, either through the purchase and reissuance of shares from the open market or original issue shares, through the LTIP, a stock option plan, PowerShare and Retirement Savings Plan. CSW began funding these

                                      2-80
plans through open market purchases, effective April 1, 1997. Information concerning common stock activity issued through the LTIP, the stock option plan, PowerShare and the Retirement Savings Plan is presented in the following table.

                                       1998               1997                 1996
                                  ---------------------------------------------------------

  Number of new shares issued
          (millions)                    0.4                0.8                  2.9
  Range of stock price for new
    shares                        $25 5/8-$30 1/16   $21 1/4 - $25 5/8   $24 3/8 - $28 7/8
  New common stock equity
          (millions)                    $10                $20                  $79

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

      CSW may grant options for up to 4.0 million shares of CSW common stock under the stock option plan. Under the stock option plan, the option exercise price equals the stock's market price on the date of grant. The grant vests over three years, one-third on each of the three anniversary dates of the grant and expires 10 years after the original grant date. CSW has granted 2.8 million shares through December 31, 1998. A summary of the status of CSW's stock option plan at December 31, 1998, 1997 and 1996 and the changes during the years then ended is presented in the following table.

                               1998                         1997                        1996
                     ---------------------------------------------------------------------------------------
                                    Weighted                      Weighted                      Weighted
                       Shares        Average          Shares       Average           Shares      Average
                     (thousands)  Exercise Price   (thousands)  Exercise Price   (thousands)  Exercise Price


Outstanding at beginning
   of year              1,902         $24              1,412         $26              1,564         $26
Granted                   --           --                694          21                 70          27
Exercised                (337)         24                 --          22               (147)         24
Canceled                 (119)         24               (204)         28                (75)         27
                     ----------                    ----------                       ---------
Outstanding at end
  of year               1,446          24              1,902          24              1,412          26


Exercisable at end
  of year               1,010         n/a              1,162          n/a             1,004         n/a



                                      2-81

14.   BUSINESS SEGMENTS

      Effective December 31, 1998, CSW adopted SFAS No. 131. CSW's business segments at December 31, 1998 included U.S. Electric (CPL, PSO, SWEPCO and WTU) and U.K. Electric (SEEBOARD U.S.A.). Eight additional non-utility companies are included with CSW in Other and Reconciling Items (CSW Energy, CSW International, C3 Communications, EnerShop, CSW Energy Services, CSW Credit, CSW Leasing and CSW Services). Gas Operations (Transok) were sold on June 6, 1996. See NOTE 15. TRANSOK DISCONTINUED OPERATIONS for additional information. CSW's business segment information is presented in the following tables.



                                 U.S.      U.K.      Other and      CSW
                                 Electric  Electric Reconciling Consolidated
                                 -----------------------------------------

1998
Operating revenues                 $3,488    $1,769       $225    $5,482
Depreciation and amortization         399        95         27       521
Interest income                         6         6         18        30
Interest expense                      197       116        103       416
Operating income tax expense          235         1        (33)      203
Net income from equity method
  subsidiaries                        (1)       --         --        (1)
Income from continuing
  operations                          374       117        (51)      440
Total assets                        8,998     3,032      1,714    13,744
Investments in equity method
  subsidiaries                         15        --         --        15
Capital expenditures                  313       106        107       526

1997
Operating revenues                 $3,321    $1,870        $77    $5,268
Depreciation and amortization         389        92         16       497
Interest income                         8        12         --        20
Interest expense                      212       120         82       414
Operating income tax expense          144        31        (24)      151
Windfall profits tax                   --      (176)        --      (176)
Net income from equity method
  subsidiaries                        (1)       --         --        (1)
Income from continuing
  operations                          289       117        (77)      329
Total assets                        9,172     2,931      1,348    13,451
Investments in equity method
  subsidiaries                         15        --         --        15
Capital expenditures                  346       126        276       748

1996
Operating revenues                 $3,248    $1,848        $59    $5,155
Depreciation and amortization         362        88         14       464
Interest income                         3        18         --        21
Interest expense                      224       116         65       405
Operating income tax expense          191        46        (13)      224
Windfall profits tax                   --        --        132       132
Net income from equity method
  subsidiaries                         --        --         --        --
Income from continuing
  operations                          262       103        (68)      297
Total assets                        9,142     3,061      1,129    13,332
Investments in equity method
  subsidiaries                         10        --         --        10
Capital expenditures                  356     1,543        109     2,008

Products and Services
The U.S. Electric Operating Companies' products and services primarily consist of the generation, transmission and distribution of electricity. The U.K. Electric segment's primary lines of business are the supply and distribution of electricity. CSW is currently developing computer systems to provide information by product and services rather than by legal entity.


                                      2-82

Geographic Areas

                                                   Revenues
                               -------------------------------------------------

                                 United      United        Other        CSW
                                 States      Kingdom      Foreign   Consolidated
                               -------------------------------------------------
                                                  (millions)
1998                             $3,705       $1,769          $8      $5,482
1997                              3,390        1,870           8       5,268
1996                              3,616        1,848           1       5,465

                                               Long-Lived Assets
                                 United      United        Other        CSW
                                 States      Kingdom      Foreign   Consolidated
                               -------------------------------------------------
                                                  (millions)
1998                             $7,831       $2,530        $201     $10,562
1997                              7,801        2,551         254      10,606
1996                              7,682        2,623          72      10,377


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

      Transok's operating results for 1996 are summarized in the following table (transactions with CSW have not been eliminated).

                                                1996
                                              ---------
                                              (millions)

              Total revenue                     $362

              Operating income before income
                taxes                             23

              Earnings before income taxes        18
              Income taxes                        (6)
                                              ---------
              Net income from discontinued
                operations                       $12
                                              ---------





                                      2-83

16.   PROPOSED AEP MERGER

      On December 22, 1997, CSW and AEP announced that their boards of directors had approved a definitive merger agreement for a tax-free, stock-for-stock transaction creating a company with a total market capitalization of approximately $28 billion at that time. At December 31, 1998, the total market capitalization of the combined company would have been $28 billion ($15 billion in equity; $13 billion in debt), and the combined company would have served more than 4.6 million customers in 11 states and approximately 4 million customers outside the United States. On May 27, 1998, AEP shareholders approved the issuance of the additional shares of stock required to complete the merger. On May 28, 1998, CSW stockholders approved the merger.

      Under the merger agreement, each common share of CSW will be converted into 0.6 shares of AEP common stock. Based upon AEP's closing price immediately prior to the merger announcement, this represented a premium of 20% over the CSW closing price. At December 22, 1997, AEP would have issued approximately $6.6 billion in stock to CSW stockholders to complete the transaction. At December 31, 1998, AEP would have issued approximately $6.0 billion in stock to CSW stockholders to complete the transaction. CSW stockholders will own approximately 40% of the combined company. CSW plans to continue to pay dividends on its common stock until the closing of the AEP Merger at approximately the same times and rates per share as 1998, subject to continuing evaluation of CSW's financial condition and earnings by the CSW board of directors.

      Under the merger agreement, there will be no changes required with respect to the public debt issues, the outstanding preferred stock or the Trust Preferred Securities of CSW's subsidiaries.

      The   companies   anticipate   net  savings   related  to  the  merger  of
approximately $2 billion over a 10-year period from the elimination of duplication in corporate and administrative programs, greater efficiencies in operations and business processes, increased purchasing efficiencies, and the combination of the two work forces. At the same time, the companies will continue their commitment to high quality, reliable service. Job reductions related to the merger are expected to be approximately 1,050 out of a total domestic workforce of approximately 25,000. The combined company will use a combination of growth, reduced hiring and attrition to minimize the need for employee separations. Transition teams of employees from both companies will make organizational and staffing recommendations.

      The electric systems of AEP and CSW will operate on an integrated and coordinated basis as required by the Holding Company Act. Any fuel savings resulting from the coordinated operation of the combined company will be passed on to customers.

      The merger agreement contains covenants and agreements that restrict the manner in which the parties may operate their respective businesses until the time of closing of the merger. In particular, without the prior written consent of AEP, CSW may not engage in a number of activities that could affect its sources and uses of funds. Pending closing of the merger, CSW's and its subsidiaries' strategic investment activity, capital expenditures and non-fuel operating and maintenance expenditures are restricted to specific agreed upon projects or agreed upon amounts. In addition, prior to consummation of the merger, CSW and its subsidiaries are restricted from: (i) issuing shares of common stock other than pursuant to employee benefit plans; (ii) issuing shares of preferred stock or similar securities other than to refinance existing obligations or to fund permitted investment or capital expenditures; and (iii) incurring indebtedness other than pursuant to existing credit facilities, in the ordinary course of business or to fund permitted projects or capital expenditures. These restrictions are not expected to limit the ability of CSW and its subsidiaries to make investments and expenditures in amounts previously budgeted. (The foregoing statements constitute forward-looking statements within the meaning of Section 21E of the Exchange Act. Actual results may differ

                                      2-84
materially from such projected information due to changes in the underlying assumptions. See FORWARD-LOOKING INFORMATION).

      Merger Regulatory Approvals
      The merger is conditioned, among other things, upon the approval of several state and federal regulatory agencies.

      General
      Testimony submitted in the filings in Arkansas, Louisiana, Oklahoma, Texas and at the FERC outlined the expected company-wide benefits of the merger to AEP and CSW customers and shareholders. These benefits would include $2 billion in non-fuel savings over 10 years and $98 million in net fuel savings over 10 years.

      FERC
      On April 30, 1998, AEP and CSW jointly filed a request with the FERC for approval of their proposed merger. On July 15, the FERC approved a draft order accepting the proposed transmission service agreements between the Ameren System and PSO. The draft order confirms that PSO's 250 MW firm contract path is available for AEP and CSW to meet the Holding Company Act's requirement that the two systems operate on an integrated and coordinated basis. In November 1998, the FERC issued an order setting issues for hearing. Hearings are scheduled to begin on June 1, 1999. The FERC order indicated that the review of the proposed merger would address the issues of competition, market power and customer protection and instructed AEP and CSW to refile an updated market power study. The updated market power study was filed in January 1999. CSW has filed a proposed settlement with the FERC to sell 250 MWs of capacity in the Frontera power plant project, two years after the AEP merger closes to respond to market-power issues. A final order is expected in the fourth quarter of 1999.

      Arkansas
      On June 12, 1998, AEP and CSW jointly filed a request with the Arkansas Commission for approval of their proposed merger. The Arkansas Commission issued an order approving the merger subject to approval of the associated regulatory plan on August 13, 1998. On December 17, 1998, the Arkansas Commission issued a final order granting conditional approval of a stipulated agreement related to a proposed merger regulatory plan. The stipulated agreement calls for SWEPCO to reduce rates through a net savings merger rider for its Arkansas retail customers by $6 million over the five-year period following completion of the merger. The Arkansas Commission order notes the possibility of decisions in other jurisdictions adversely affecting provisions of the stipulated agreement. Consequently, the Arkansas Commission final orders are conditioned on its
consideration   of   approval   of  the  merger  in  other   state  and  federal
jurisdictions.

      Louisiana
      On May 15, 1998, AEP and CSW jointly filed a request with the Louisiana Commission for approval of their proposed merger and for a finding that the merger is in the public interest. AEP and CSW have proposed a regulatory plan in Louisiana that provides for:

     - Approximately $2.6 million in fuel cost savings to Louisiana customers of CSW's SWEPCO subsidiary during the 10 years following completion of the merger; and

     - A commitment not to raise base rates above current levels prior to January 1, 2002, for SWEPCO customers in Louisiana and a plan to share with those customers approximately one-half of the savings allocated to Louisiana related to the merger during the first 10 years following the merger. Under this plan, approximately $26 million of these non-fuel merger-related savings will be used to reduce future costs to SWEPCO's Louisiana customers.

                                      2-85

      Hearings in Louisiana are expected to begin in the first quarter of 1999, and a final order is expected in the second quarter of 1999.

      Oklahoma
      On August 14, 1998, AEP and CSW jointly filed a request with the Oklahoma Commission for approval of their proposed merger. AEP and CSW have proposed a regulatory plan in Oklahoma that provides for

     - Approximately $11.8 million in fuel cost savings to Oklahoma customers of CSW's PSO subsidiary during the 10 years following completion of the merger; and

     - A commitment not to raise base rates above current levels prior to January 1, 2002, for PSO retail customers and to share approximately one-half of the savings from synergies created by the merger during the first 10 years following the merger. Under this plan, approximately $78.6 million of these non-fuel merger-related savings will be used to reduce future costs to PSO's retail customers.

      On October 1, 1998, an Oklahoma Commission ALJ issued an oral ruling recommending to the Oklahoma Commission that the merger filing be dismissed without prejudice for lack of information regarding the potential impact of the merger on the retail electric market in Oklahoma. The ruling was in response to comments received from intervenors to the merger. A dismissal without prejudice would allow AEP and CSW to submit an amended application with the added information.

      Subsequent meetings with the parties to the merger proceeding resulted in an agreement on criteria for the additional studies. On October 21, 1998, the ALJ approved these criteria, as well as plans by AEP and CSW to file an amended application along with the additional studies.

      An amended application was filed with the Oklahoma Commission on February 25, 1999. Submission of the amended application reset Oklahoma's 90-day statutory time period for Oklahoma Commission action on the merger. All other material in the written record in the merger case will be preserved since the docket is not being dismissed. AEP and CSW anticipate that the Oklahoma Commission will establish a procedural schedule that will result in a final order in Oklahoma in the second quarter of 1999.

      Texas
      On April 30, 1998, AEP and CSW jointly filed a request with the Texas Commission for a finding that the merger is in the public interest. AEP and CSW have proposed a regulatory plan in Texas that provides for:

     - Approximately $29 million in fuel cost savings to Texas customers during the 10-year period following completion of the merger; and

     - A commitment to not raise base rates prior to January 1, 2002 for Texas customers and a plan to share with those customers approximately one-half of the savings allocated to Texas related to the merger during the first 10 years following the merger. In Texas, approximately $183 million of the savings from synergies will be used to reduce future costs to customers.

      On July 2, 1998, the Texas Commission issued a preliminary order setting forth the issues the Texas Commission will consider in the merger application. In its preliminary order, the Texas Commission also determined that: (i) the merger application was not a rate proceeding; (ii) restructuring issues should not be addressed; and (iii) matters in the jurisdiction of other regulatory bodies should not be addressed.

                                      2-86

      AEP and CSW have reached a settlement in principle with the Texas Office of Public Utility Counsel and several cities in Texas. The proposed settlement provides for combined rate reductions totaling approximately $180 million over a six-year period for CSW's electric operating company customers through two separate rate riders. Both rate reduction riders become effective upon approval of the settlement and completion of the merger.

      The first rate reduction rider provides for $84.4 million in estimated net merger savings to be credited to Texas customer bills. The reduction would come from a net merger savings rate reduction rider over the six years following completion of the merger with the aggregate rate reductions for customers of the CSW Texas companies as follows:

   -  $52.7 million for CPL;
   -  $16.1 million for SWEPCO; and
   -  $15.6 million for WTU.

      The second rate reduction rider will be implemented to resolve issues associated with CPL, WTU and SWEPCO rate and fuel reconciliation proceedings in Texas. The $95.6 million rate reductions over the six years following completion of the merger include:

   -  $61.3 million for CPL;
   -  $19.9 million for SWEPCO; and
   -  $14.4 million for WTU.

      CSW has agreed to withdraw the appeal of the CPL glide-path rate reduction of $13.0 million implemented in May 1998, as well as the second glide-path rate reduction of $13.0 million scheduled to take effect May 1999, if the settlement is approved and the merger between AEP and CSW merger is completed.

      In addition, as a part of the settlement proposal, CPL, SWEPCO and WTU agree not to seek an increase in base rates prior to January 1, 2003. The Texas Office of Public Utility Counsel and members of the Texas cities will not initiate rate reviews prior to January 1, 2001.

      The settlement proposal also provides for a sharing of off-system sales margins on the wholesale electricity market after the effective date of the merger. The proposed settlement also includes affiliate transaction standards and provides for the maintenance of service quality for Texas customers.

      Hearings in Texas are expected to begin in the second quarter of 1999, and a final order is expected by the end of the third quarter of 1999.

      NRC
      On June 19, 1998, CPL filed a license transfer application with the NRC requesting the NRC's consent to the indirect transfer of control of CPL's interests in the NRC licenses issued for STP from CSW to AEP. CPL would continue to own its 25.2% interest in STP, and CPL's name would remain on the NRC operating license. On November 5, 1998, the NRC approved the license transfer application on the condition that the merger is completed by December 31, 1999.

      Other Federal
      On October 13, 1998, AEP and CSW jointly filed an application with the SEC for approval of the proposed merger. The SEC merger filing is similar to requests currently before other jurisdictions and outlines the expected combined

                                      2-87
company benefits of the merger to AEP and CSW customers and shareholders. On November 9, 1998, AEP and CSW filed an amendment to the application.

      AEP and CSW plan to make other required federal merger filings with the Federal Communications Commission and the Department of Justice in the near future.

      United Kingdom
      CSW has a 100% interest in SEEBOARD, and AEP has a 50% interest in Yorkshire. The proposed merger of CSW into AEP would result in common ownership of the United Kingdom entities. Although the merger of CSW into AEP is not subject to approval of United Kingdom regulatory authorities, the common ownership of the United Kingdom entities could be referred by the United Kingdom Secretary of State for Trade and Industry for an investigation by the United Kingdom Monopolies and Mergers Commission. CSW is unable to predict the outcome of any such regulatory proceeding.

      AEP
      AEP has received a request from the staff of the Kentucky Public Service Commission to file an application seeking Kentucky Public Service Commission approval for the indirect change in control of Kentucky Power Company that will occur as a result of the proposed merger. CSW understands that although AEP does not believe that the Kentucky Public Service Commission has the jurisdictional authority to approve the merger, AEP will prepare a merger application filing to be made with the Kentucky Public Service Commission, which is expected to be filed by April 15, 1999. Under the governing statute the Kentucky Public Service Commission must act on the application within 60 days. Therefore this matter is not expected to impact the timing of the merger.

      Completion of the Merger
      The proposed AEP merger has a targeted completion date in the fourth quarter of 1999. The merger is conditioned, among other things, upon the approval of several state and federal regulatory agencies. The transaction must satisfy many conditions, including the condition that it must be a pooling of interests. The parties may not waive some of these conditions. AEP and CSW have initiated the process of seeking regulatory approvals, but there can be no assurances as to when, on what terms or whether the required approvals will be received or whether there will be any regulatory proceedings in the United
Kingdom. The merger agreement will terminate on December 31, 1999 unless, in certain circumstances, extended by either party as provided in the merger agreement. There can be no assurance that the AEP merger will be consummated.

      Merger Costs
      As of December 31, 1998, CSW had deferred $26 million in costs related to the merger on its consolidated balance sheet, which will be charged to expense if AEP and CSW are not successful in completing their proposed merger.


17.   EXTRAORDINARY ITEM

      In the general election held in the United Kingdom on May 1, 1997, the United Kingdom's Labour Party won control of the government with a considerable majority. Prior to the general election, the Labour Party had announced that if elected, it would impose a windfall profits tax on certain industries in the United Kingdom, including the privatized utilities, to fund a variety of social improvement programs. On July 2, 1997, the one-time windfall profits tax was introduced in the Labour Party's Budget and the legislation enacting the tax subsequently was passed during the third quarter of 1997. Accordingly, during the third quarter of 1997, SEEBOARD U.S.A. accrued, as an extraordinary item,

                                      2-88

(pound)109.5 million (or $176 million when converted at (pound)1.00=$1.61) for a one-time, windfall profits tax enacted by the United Kingdom government.

      The windfall profits tax was payable in two equal installments, due December 1, 1997 and December 1, 1998. The tax was charged at a rate of 23% on the difference between nine times the average profits after tax for the four years following flotation in 1990, and SEEBOARD's market capitalization calculated as the number of shares issued at flotation multiplied by the flotation price per share.


18.   NEW ACCOUNTING STANDARDS

      SFAS No. 130
      SFAS No. 130 is effective for fiscal year 1998 and was the basis of preparation for the Consolidated Statements of Stockholders' Equity in this report. The statement adds the requirement to present comprehensive income and all of its components (revenues, expenses, gains and losses) in a full set of financial statements, and this new statement must be displayed with the same prominence given other financial statements. Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period except those resulting from investments by owners and distributions to owners.

      SFAS No. 131
      CSW adopted SFAS No. 131 for fiscal year 1998. The statement requires disclosure of selected information about its reportable operating segments. Operating segments are components of an enterprise that engage in business activities that may earn revenues and incur expenses, for which discrete financial information is available and is evaluated regularly by the chief operating decision-maker within a company for making operating decisions and assessing performance. Segments may be based on products and services, geography, legal structure or management structure.

      SFAS No. 132
      SFAS No. 132 is effective for fiscal year 1998 and is reflected in NOTE 5. BENEFIT PLANS. This statement standardizes the disclosure requirements for pensions and OPEBs, requires additional information for changes in the benefit obligations and fair value of plan assets and eliminates certain disclosure requirements. Adoption of this statement did not have a material effect on the Registrants' results of operations or financial condition.

      SOP No. 98-5
      SOP No. 98-5 is effective for fiscal years beginning after December 15, 1998. The statement requires entities to expense the costs of start-up activities as incurred. SOP No. 98-5 broadly defines start-up activities to include: (i) costs that are incurred before operations have begun; (ii) costs incurred after operations have begun but before full productive capacity has been reached; (iii) learning costs and non-recurring operating losses incurred before a project is fully operational; and (iv) one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory or with a new class of customer, and initiating a new process in an existing operation.

      CSW adopted SOP No. 98-5 in 1998. CSW Energy and CSW International expensed $4.5 million and $1.5 million, after tax, respectively, of start-up costs which had previously been capitalized.

      SFAS No. 133
      SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 (January 1, 2000 for calendar year entities). This statement replaces existing pronouncements and practices with a single integrated accounting framework for

                                      2-89
derivatives and hedging activities and eliminates previous inconsistencies in generally accepted accounting principles. The statement expands the accounting definition of derivatives, which had focused on freestanding contracts (futures, forwards, options and swaps) to include embedded derivatives and many commodity contracts. All derivatives will be reported on the balance sheet either as an asset or liability measured at fair value. Changes in a derivative's fair value will be recognized currently in earnings unless specific hedge accounting criteria is met. CSW has not yet quantified the impacts of adopting SFAS No. 133 on its financial statements and has not determined the timing or method of adopting SFAS No. 133.

      EITF Issue 98-10
      In December 1998, the EITF reached consensus on Issue 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities. EITF Issue 98-10 is effective for fiscal years beginning after December 15, 1998. EITF Issue 98-10 requires energy trading contracts to be recorded at fair value on the balance sheet, with the changes in fair value included in earnings. In reaching its consensus, the EITF distinguished between energy contracts entered to generate a profit and energy contracts entered to provide for the physical delivery of a commodity. Generally, CSW's energy contracts are entered into for the physical delivery of energy. These contracts, therefore, do not meet the definition of "trading activities" addressed by EITF Issue 98-10. Therefore, adoption of EITF Issue 98-10 will not have a material impact on CSW's results of operations or financial condition.


                                      2-90

19.   QUARTERLY INFORMATION (UNAUDITED)

      The following unaudited quarterly information includes, in the opinion of management all adjustments necessary for a fair presentation of such amounts. Information for quarterly periods is affected by seasonal variations in sales, rate changes, timing of fuel expense recovery and other factors.

      QUARTER ENDED                               1998        1997
      -----------------------------------------------------------------

      March 31
      Operating Revenues                            $1,257      $1,278
      Operating Income                                 163         127
      Income from Continuing Operations                 60          25
      Net Income for Common Stock                       60          25
      Basic and Diluted EPS from Continuing
        Operations                                   $0.28       $0.12
      Basic and Diluted EPS                          $0.28       $0.12

      June 30
      Operating Revenues                            $1,344      $1,184
      Operating Income                                 214         169
      Income from Continuing Operations                107          83
      Net Income for Common Stock                      107          83
      Basic and Diluted EPS from Continuing
        Operations                                   $0.50       $0.39
      Basic and Diluted EPS                          $0.50       $0.39

      September 30
      Operating Revenues                            $1,581     $1,477
      Operating Income                                 344        303
      Income from Continuing Operations                233        196
      Extraordinary Item                                --       (176)
      Net Income for Common Stock                      233         20
      Basic and Diluted EPS from Continuing
        Operations                                   $1.10        $0.93
      Basic and Diluted EPS from
        Extraordinary Item                             $--       $(0.83)
      Basic and Diluted EPS                          $1.10        $0.10

      December 31
      Operating Revenues                            $1,300      $1,329
      Operating Income                                 145         136
      Income from Continuing Operations                 40          25
      Net Income for Common Stock                       40          25
      Basic and Diluted EPS from Continuing
        Operations                                   $0.19       $0.11
      Basic and Diluted EPS                          $0.19       $0.11

      Total
      Operating Revenues                            $5,482     $5,268
      Operating Income                                 866        735
      Income from Continuing Operations                440        329
      Extraordinary Item                                --       (176)
      Net Income for Common Stock                      440        153
      Basic and Diluted EPS from Continuing
        Operations                                   $2.07        $1.55
      Basic and Diluted EPS from
        Extraordinary Item                             $--       $(0.83)
      Basic and Diluted EPS                          $2.07        $0.72



                                      2-91

20.   SUBSEQUENT EVENT

      Through December 31, 1998, CSW International has invested $80 million in Vale, a Brazilian electric distribution company, to obtain a 36% equity interest. CSW International also issued $100 million of debt to Vale, convertible to equity by the end of 1999. CSW International accounts for its $80 million investment in Vale on the equity method of accounting, and the $100 million as a loan.

      In mid-January 1999, amid market instability, the Brazilian government abandoned its policy of pegging the currency in a broad range against the dollar. This resulted in a 40% devaluation of the Brazilian Real by the end of January. Vale will be unfavorably impacted by the devaluation due primarily to the revaluation of foreign denominated debt.

      CSW International has a put option which requires that Vale purchase CSW International's shares, upon CSW International exercising the put, at a minimum of the purchase price paid for the shares ($80 million). As a result of the put option arrangement, management has reached a preliminary conclusion that CSW International's investment carrying amount will not be reduced below the put option value unless there is deemed to be a permanent impairment. CSW International views its investment in Vale as a long-term investment strategy and believes that the investment in Vale continues to have significant long-term value and is recoverable. Management will continue to closely evaluate the changes in the Brazilian economy, and its impact on CSW International's investment in Vale.


                                      2-92

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Central and South West
Corporation:

      We have audited the accompanying consolidated balance sheets of Central and South West Corporation (a Delaware corporation) and subsidiary companies as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows, for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of CSW UK Finance Company (1998 and 1997 - which includes CSW Investments) and CSW Investments (1996), which statements reflect total assets and total revenues of 22 percent and 32 percent in 1998, 22 percent and 35 percent in 1997 and 36 percent of total revenues in 1996, respectively, of the consolidated totals. Those statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for those entities, is based solely on the reports of the other auditors.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

      In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Central and South West Corporation and subsidiary companies as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.





/s/ Arthur Andersen LLP
Arthur Andersen LLP

Dallas, Texas
February 12, 1999



                                      2-93

AUDITOR'S REPORT TO THE MEMBERS OF CSW UK FINANCE COMPANY

      We have audited the consolidated balance sheets of CSW UK Finance Company and subsidiaries as of 31 December 1998 and 1997 and the related consolidated statement of earnings and statements of cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit

      We conducted our audit in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSW UK Finance Company and subsidiaries at 31 December 1998 and 1997 and the results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles in the United Kingdom.

      Generally accepted accounting principles in the United Kingdom vary in certain significant respects from generally accepted accounting principles in the United States. Application of generally accepted accounting principles in the United States would have affected results of operations and shareholders' equity as of and for the years ended 31 December 1998 and 1997 to the extent summarised in Note 23 to the consolidated financial statements.





/s/ KPMG Audit Plc
KPMG Audit Plc
Chartered Accountants                                       London, England
Registered Auditor                                          18 January 1999





                                      2-94

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

      We conducted our audit in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSW Investments and subsidiaries at 31 December 1996 and the results of their operations and cash flows for the year then ended in conformity with generally accepted accounting principles in the United Kingdom.

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





/s/ KPMG Audit Plc
KPMG Audit Plc
Chartered Accountants                                       London, England
Registered Auditor                                          22 January 1997

                                      2-95

REPORT OF MANAGEMENT

      Management is responsible for the preparation, integrity and objectivity of the consolidated financial statements of Central and South West Corporation and subsidiary companies as well as other information contained in this Annual Report. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles applied on a consistent basis and, in some cases, reflect amounts based on the best estimates and judgments of management giving due consideration to materiality. Financial information contained elsewhere in this Annual Report is consistent with that in the consolidated financial statements.

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

      CSW and its subsidiaries believe that, in all material respects, its system of internal controls over financial reporting and over safeguarding of assets against unauthorized acquisition, use or disposition functioned effectively as of December 31, 1998.





/s/ E.R. Brooks             /s/ Glenn D. Rosilier        /s/ Lawrence B. Connors
E. R. Brooks                Glenn D. Rosilier            Lawrence B. Connors
Chairman and                Executive Vice President     Controller
Chief Executive Officer     and Chief Financial Officer

                                      2-96

                             CENTRAL POWER AND LIGHT
                                     COMPANY






                                      2-97

SELECTED FINANCIAL DATA

      The following selected financial data for each of the five years ended December 31 is provided to highlight significant trends in the financial condition and results of operations for CPL. Certain financial statement items for prior years have been reclassified to conform to the most recent period presented.

                              ----------------------------------------------------
                                   1998 (1)    1997 (1)    1996 (1)    1995        1994
                                           (thousands except ratios)
INCOME STATEMENT DATA
Revenues                      $1,406,117  $1,376,282  $1,300,688  $1,073,469  $1,217,979
Net Income                       161,650     128,471     147,051     206,447     205,439
Net Income for Common Stock      154,479     121,350     133,488     191,978     191,635

BALANCE SHEET DATA
Assets                         4,657,245   4,813,310   4,828,263   4,881,136   4,822,699
Long-term obligations (2)      1,296,762   1,452,266   1,323,054   1,517,347   1,466,393
Capitalization ratios
     Common stock equity              47%         47%         48%         45%         45%
     Preferred stock                   6           5           8           8           8
     Trust Preferred Securities        5           5          --          --          --
     Long-term debt                   42          43          44          47          47
Ratio of earnings to fixed
  charges                           3.21        2.48        2.86        2.63        3.24
(SEC Method)

(1) See CENTRAL POWER AND LIGHT - RESULTS OF OPERATIONS for major factors affecting earnings.
(2)  Long-term obligations include long-term debt and Trust Preferred
     Securities.



                                      2-98

CENTRAL POWER AND LIGHT COMPANY
RESULTS OF OPERATIONS

      Reference is made to CPL's Consolidated Financial Statements, related Notes to Consolidated Financial Statements and Selected Financial Data. Referenced information should be read in conjunction with, and is essential to understanding, the following discussion and analysis.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1998 AND 1997

      Net income for common stock increased $33.4 million to $154.7 million during 1998 from $121.4 million in 1997. This increase was due primarily to increased non-fuel revenues related to weather-related demand and the absence in 1998 of the provision for the CPL 1997 Final Order. The increase in net income for common stock was partially offset by a reduction in base rates associated with the CPL 1997 Final Order. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for more information related to the CPL 1997 Final Order.

      Total electric operating revenues increased $29.8 million, or 2%, in 1998 as compared to 1997. This increase was mainly attributed to increased non-fuel revenue of $91.6 million, which was a result of a 3% increase in weather related MWH sales and the absence in 1998 of the $76.4 million provision for rate refund in 1997. In addition, electric operating revenues increased due in part to a transmission service agreement adjustment related to the final order in Texas Commission Docket No. 17285. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS CPL and WTU Complaint versus Texas Utilities Electric Company (Docket No.17285). The increase was partially offset by decreased fuel revenues of $30.8 million and by lower base rates resulting from the CPL 1997 Final Order.

      Fuel and purchased power expenses decreased approximately $27.1 million in 1998 as compared to 1997. Fuel expense decreased $10.7 million as a result of lower average unit cost of fuel declining from $1.83 per MMbtu in 1997 to $1.59 per MMbtu in 1998 due to lower spot market natural gas prices. Purchased power expenses decreased approximately 29% from $56.4 million in 1997 to $40.1 million in 1998 due to decreases in economy energy purchases.

      Other operating expenses were $260.8 million during 1998, a decrease of $22.8 million when compared to 1997. The decrease is primarily due to a transmission service agreement adjustment related to the final order in Texas Commission Docket No. 17285. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - CPL and WTU Complaint versus Texas Utilities Electric Company (Docket No. 17285). Also contributing to the decrease is the absence in 1998 of approximately $15 million write-off of previously capitalized energy efficiency incentives, and rate case related expenses. Maintenance expenses increased $4.0 million due primarily to flood damage, power plant repairs and storm related tree maintenance. Depreciation and amortization expenses increased $13.5 million, or 8%, in 1998 as compared to last year due primarily to the accelerated recovery of ECOM property recorded in 1998 related to the CPL 1997 Final Order as well as increases in depreciable and amortizable plant. Partially offsetting the increase in depreciation and amortization expenses was lower depreciation rates on non-ECOM property related to the CPL 1997 Final Order.

      Taxes, other than income decreased $12.0 million for 1998 due to a decrease in Texas ad valorem taxes. Operating income taxes increased $42.8 million for the year compared to 1997 as a result of higher pre-tax income.

      Other income and deductions decreased approximately $7.5 million due to reduced interest income associated with lower levels of short-term investments in 1998 as well as reduced non-operating taxes.

                                      2-99

      Interest charges decreased $9.1 million during 1998 when compared to 1997 primarily as a result of the maturity of CPL's $200 million Series BB, 6% FMBs in October 1997 and $28 million Series J, 6-5/8%, FMBs that matured January 1, 1998; and the reacquisition of $36 million Series L 7% FMBs in September 1998. See NOTE 8. LONG-TERM DEBT for additional information on the reacquisition of long-term debt. The decrease was offset in part by increased distributions on Trust Preferred Securities, which were outstanding for a portion of 1997.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1997 AND 1996

      Net income for common stock decreased to $121.4 million, or 9%, compared to $133.5 million in 1996. The major reason for the decrease was the impact of the CPL 1997 Final Order. This decrease was partially offset by an increase in other income and deductions of $19.4 million, due primarily to the absence in 1997 of a one-time charge associated with certain investments for plant sites, engineering studies and lignite reserves of $15.6 million, net of tax, recorded in the second quarter of 1996. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for more information related to the CPL 1997 Final Order.

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

      Fuel expense increased $55.7 million, or 16%, during 1997 as compared to 1996. The increase in fuel expense was due primarily to a 13% increase in the average unit cost of fuel from $1.62 per MMbtu in 1996 to $ 1.83 per MMbtu in 1997. The increase in fuel costs reflects an increase in the spot market price of natural gas partially offset by a decrease in the delivery cost of coal. Also contributing to this increase was the absence in 1997 of a one-time $8.8 million reduction in fuel expense recorded in the first quarter of 1996 in accordance with the CPL 1996 Fuel Agreement. Purchased power expense decreased 5% from $59.9 million in 1996 to $56.4 million in 1997 due primarily to decreased economy energy purchases.

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

      Other income and deductions increased $19.4 million from a loss of $11.1 million in 1996 to $8.2 million in 1997 due primarily to the absence in 1997 of the one-time charge associated with certain investments for plant sites, engineering studies and lignite reserves of $15.6 million, net of tax, recorded in 1996. Also contributing to this increase was additional interest income in 1997 due primarily to a higher level of short-term investments. Interest and other charges increased $3.7 million in 1997 due primarily to the new distributions on Trust Preferred Securities of $7.7 million. For additional

                                     2-100
information on these new securities see NOTE 10. TRUST PREFERRED SECURITIES. Partially offsetting this increase was a decrease of $5.3 million in long-term debt expense due primarily to the maturity of CPL's $200 million, Series BB, 6% FMBs in October 1997 and refinancing activities in 1996.

                                     2-101

CPL
Consolidated Statements of Income
Central Power and Light Company
--------------------------------------------------------------------------------

                                                                                    For the Years Ended December 31,
                                                                        ---------------------------------------------------------
                                                                             1998                 1997                1996
                                                                        ----------------     ---------------     ----------------
                                                                                              (thousands)
Electric Operating Revenues
    Residential                                                               $ 527,081           $ 541,169            $ 528,916
    Commercial                                                                  377,492             400,412              388,008
    Industrial                                                                  309,543             330,481              308,186
    Sales for resale                                                             66,680              70,461               72,164
    Other                                                                       125,321              33,759                3,414
                                                                        ----------------     ---------------     ----------------
                                                                              1,406,117           1,376,282            1,300,688
                                                                        ----------------     ---------------     ----------------
Operating Expenses and Taxes
    Fuel                                                                        385,944             396,707              340,962
    Purchased power                                                              40,062              56,475               59,562
    Other operating                                                             260,843             283,640              236,129
    Maintenance                                                                  63,779              59,791               53,077
    Depreciation and amortization                                               184,805             171,349              152,831
    Taxes, other than income                                                     70,927              82,909               74,029
    Income taxes                                                                116,831              74,044               98,451
                                                                        ----------------     ---------------     ----------------
                                                                              1,123,191           1,124,915            1,015,041
                                                                        ----------------     ---------------     ----------------

Operating Income                                                                282,926             251,367              285,647
                                                                        ----------------     ---------------     ----------------

Other Income and Deductions
    Charges for investments and plant development costs                              --              (2,060)             (21,509)
    Allowance for equity funds used during construction                              51               1,724                  427
    Other                                                                        (1,495)              3,563                4,636
    Non-operating income taxes                                                    2,204               5,050                5,301
                                                                        ----------------     ---------------     ----------------
                                                                                    760               8,277              (11,145)
                                                                        ----------------     ---------------     ----------------

Income Before Interest Charges                                                  283,686             259,644              274,502
                                                                        ----------------     ---------------     ----------------

Interest Charges
    Interest on long-term debt                                                   93,301             105,081              110,375
    Distributions on Trust Preferred Securities                                  12,000               7,533                   --
    Interest on short-term debt and other                                        19,506              20,613               18,494
    Allowance for borrowed funds used during construction                        (2,771)             (2,054)              (1,418)
                                                                        ----------------     ---------------     ----------------
                                                                                122,036             131,173              127,451
                                                                        ----------------     ---------------     ----------------

Net Income                                                                      161,650             128,471              147,051
    Less:  Preferred stock dividends                                              6,901               9,523               13,563
    Gain on reacquired preferred stock                                               --               2,402                   --
                                                                        ----------------     ---------------     ----------------
Net Income for Common Stock                                                   $ 154,749           $ 121,350            $ 133,488
                                                                        ================     ===============     ================



 The accompanying notes to consolidated financial statements as they relate to
                  CPL are an integral part of these statements.


                                     2-102

CPL
Consolidated Statements of Retained Earnings
Central Power and Light Company
--------------------------------------------------------------------------------

                                                                                    For the Years Ended December 31,
                                                                           ----------------------------------------------------
                                                                                1998              1997               1996
                                                                           ---------------    --------------    ---------------
                                                                                               (thousands)
Retained Earnings at Beginning of Year                                           $833,282          $868,932           $863,444
    Net income for common stock                                                   154,749           121,350            133,488
    Deduct:  Common stock dividends                                               249,000           157,000            128,000
                                                                           ---------------    --------------    ---------------
Retained Earnings at End of Year                                                 $739,031          $833,282           $868,932
                                                                           ===============    ==============    ===============




  The accompanying notes to consolidated financial statements as they relate to
                  CPL are an integral part of these statements.

                                     2-103

CPL
Consolidated Balance Sheets
Central Power and Light Company
--------------------------------------------------------------------------------

                                                                                         As of December 31,
                                                                                   ----------------------------------
                                                                                       1998                  1997
                                                                                   ------------          ------------
                                                                                              (thousands)
ASSETS
Electric Utility Plant
    Production                                                                      $3,146,269            $3,106,576
    Transmission                                                                       527,146               517,903
    Distribution                                                                     1,090,175             1,021,759
    General                                                                            298,352               295,974
    Construction work in progress                                                       67,300                77,390
    Nuclear fuel                                                                       206,949               196,147
                                                                                   ------------          ------------
                                                                                     5,336,191             5,215,749
  Less - accumulated depreciation                                                    2,072,686             1,891,406
                                                                                   ------------          ------------
                                                                                     3,263,505             3,324,343
                                                                                   ------------          ------------
Current Assets
    Cash                                                                                 5,195                    --
    Accounts receivable                                                                 51,056                61,311
    Materials and supplies, at average cost                                             59,814                65,290
    Fuel inventory                                                                      20,340                14,816
    Under-recovered fuel costs                                                              --                43,229
    Accumulated deferred income taxes                                                      713                    --
    Prepayments                                                                          2,952                 2,595
                                                                                   ------------          ------------
                                                                                       140,070               187,241
                                                                                   ------------          ------------
Deferred Charges and Other Assets
    Deferred STP costs                                                                 482,447               484,277
    Mirror CWIP asset                                                                  256,702               285,431
    Income tax related regulatory assets, net                                          360,482               390,149
    Nuclear decommissioning trust                                                       65,972                45,676
    Other                                                                               88,067                96,193
                                                                                   ------------          ------------
                                                                                     1,253,670             1,301,726
                                                                                   ------------          ------------
                                                                                    $4,657,245            $4,813,310
                                                                                   ============          ============

  The accompanying notes to consolidated financial statements as they relate to
                  CPL are an integral part of these statements.

                                     2-104

CPL
Consolidated Balance Sheets
Central Power and Light Company
--------------------------------------------------------------------------------

                                                                                          As of December 31,
                                                                                   ----------------------------------
                                                                                      1998                   1997
                                                                                   ------------          ------------
                                                                                               (thousands)
CAPITALIZATION AND LIABILITIES
Capitalization
    Common stock:  $25 par value
        Authorized shares:  12,000,000
        Issued and outstanding shares:  6,755,535                                   $  168,888             $ 168,888
    Paid-in capital                                                                    405,000               405,000
    Retained earnings                                                                  739,031               833,282
                                                                                   ------------          -----------
       Total Common Stock Equity                                                     1,312,919    47%      1,407,170    47%
                                                                                   ------------          ------------

    Preferred stock                                                                    163,204     6%        163,204     5%
    CPL-obligated, mandatorily redeemable preferred securities of subsidiary trust holding solely Junior Subordinated
        Debentures of CPL                                                              150,000     5%        150,000     5%
    Long-term debt                                                                   1,146,762    42%      1,302,266    43%
                                                                                   ------------          ------------
       Total Capitalization                                                          2,772,885   100%      3,022,640   100%
                                                                                   ------------          ------------

Current Liabilities
    Long-term debt due within twelve months                                            125,000                28,000
    Advances from affiliates                                                           160,298               142,781
    Accounts payable                                                                    86,998                72,170
    Payable to Affiliates                                                               38,331                11,990
    Accrued taxes                                                                       46,855                13,558
    Accumulated deferred income taxes                                                       --                21,382
    Accrued interest                                                                    27,036                28,379
    Over-recovered fuel costs                                                            9,135                    --
    Refund due customers                                                                    --                63,713
    Other                                                                               18,819                14,551
                                                                                   ------------          ------------
                                                                                       512,472               396,524
                                                                                   ------------          ------------

Deferred Credits
    Accumulated deferred income taxes                                                1,221,561             1,237,386
    Investment tax credits                                                             138,513               142,371
    Other                                                                               11,814                14,389
                                                                                   ------------          ------------
                                                                                     1,371,888             1,394,146
                                                                                   ------------          ------------
                                                                                    $4,657,245            $4,813,310
                                                                                   ============          ============

  The accompanying notes to consolidated financial statements as they relate to
                 CPL are an integral part of these statements.

                                     2-105

CPL
Consolidated Statements of Cash Flows
Central Power and Light Company
--------------------------------------------------------------------------------

                                                                                    For the Years Ended December 31,
                                                                           ----------------------------------------------------
                                                                                1998              1997               1996
                                                                           ---------------    --------------    ---------------
                                                                                               (thousands)
OPERATING ACTIVITIES
    Net Income                                                                   $161,650          $128,471           $147,051
    Non-cash Items Included in Net Income
        Depreciation and amortization                                             206,515           192,775            178,271
        Deferred income taxes and investment tax credits                          (12,111)           29,666             45,923
        Refund due customers                                                      (63,713)           20,447             43,266
        Charges for investments and assets                                         18,669             2,061             21,374
        Inventory reserve                                                              --             3,834                717
    Changes in Assets and Liabilities
        Accounts receivable                                                        10,255            (8,273)            (7,852)
        Fuel inventory                                                             (5,524)              645             11,011
        Material and supplies                                                       5,476            10,442             (4,620)
        Accrued interest                                                           (1,343)           (3,187)             1,176
        Accounts payable                                                           40,232            14,219             19,780
        Accrued taxes                                                              33,297           (50,649)             2,593
        Fuel recovery                                                              52,364           (16,931)           (38,884)
        Other deferred credits                                                     (2,575)            2,701             (2,856)
        Other                                                                      (4,311)           13,419             (6,672)
                                                                           ---------------    --------------    ---------------
                                                                                  438,881           339,640            410,278
                                                                           ---------------    --------------    ---------------
INVESTING ACTIVITIES
    Construction expenditures                                                    (123,803)         (126,693)          (136,901)
    Other                                                                          (7,181)            1,185             (3,257)
                                                                           ---------------    --------------    ---------------
                                                                                 (130,984)         (125,508)          (140,158)
                                                                           ---------------    --------------    ---------------
FINANCING ACTIVITIES
    Proceeds from issuance of long-term debt                                           --                --             63,930
    Retirement of long-term debt                                                  (28,000)               --               (231)
    Reacquisition of long-term debt                                               (36,000)         (200,000)           (67,720)
    Redemption of preferred stock                                                      --           (84,745)                --
    Proceeds from issuance of Trust Preferred Securities                               --           144,706                 --
    Change in advances from affiliates                                             17,517            90,256           (123,809)
    Payment of dividends                                                         (256,219)         (167,648)          (141,874)
                                                                           ---------------    --------------    ---------------
                                                                                 (302,702)         (217,431)          (269,704)
                                                                           ---------------    --------------    ---------------

Net Change in Cash and Cash Equivalents                                             5,195            (3,299)               416
Cash and Cash Equivalents at Beginning of Year                                         --             3,299              2,883
                                                                           ===============    ==============    ===============
Cash and Cash Equivalents at End of Year                                          $ 5,195              $ --            $ 3,299
                                                                           ===============    ==============    ===============

SUPPLEMENTARY INFORMATION
    Interest paid less amounts capitalized (includes
      distributions on Trust Preferred Securities)                               $ 99,239          $116,782           $117,974
                                                                           ===============    ==============    ===============
    Income taxes paid                                                            $ 94,245          $ 61,509           $ 44,082
                                                                           ===============    ==============    ===============


  The accompanying notes to consolidated financial statements as they relate to
                  CPL are an integral part of these statements.

                                     2-106

CPL
Consolidated Statements of Capitalization
Central Power and Light Company
--------------------------------------------------------------------------------
                                                           As of December 31,
                                                --------------------------------
                                                     1998               1997
                                                -------------      -------------
                                                          (thousands)
COMMON STOCK EQUITY                              $ 1,312,919        $ 1,407,170
                                                -------------      -------------
PREFERRED STOCK
Cumulative $100 Par Value, Authorized 3,035,000 shares
               Number of Shares      Current
Series          Outstanding          Redemption Price
------------------------------------------------------
Not Subject to Mandatory Redemption
        4.00%         42,048         $105.75           4,205              4,205
        4.20%         17,476         $103.75           1,748              1,748
Auction Money Market 750,000         $100.00          75,000             75,000
Auction Series A     425,000         $100.00          42,500             42,500
Auction Series B     425,000         $100.00          42,500             42,500
Issuance Expense                                      (2,749)            (2,749)
                                                -------------      -------------
                                                     163,204            163,204
                                                -------------      -------------
TRUST PREFERRED  SECURITIES
    CPL-obligated, mandatorily redeemable
      preferred securities of subsidiary
      trust holding solely Junior
      Subordinated Debentures of CPL, 8.00%,
      due April 30, 2037                             150,000            150,000
                                                -------------      -------------
LONG-TERM DEBT
First Mortgage Bonds
    Series J, 6 5/8%, due January 1, 1998                 --             28,000
    Series L, 7%, due February 1, 2001                    --             36,000
    Series T, 7 1/2%,
      due December 15, 2014 (Matagorda)  *           111,700            111,700
    Series AA, 7 1/2%,
      due March 1, 2020 (Matagorda)  *                50,000             50,000
    Series CC, 7 1/4%, due October 1, 2004           100,000            100,000
    Series DD, 7 1/8%, due December 1, 1999           25,000             25,000
    Series EE, 7 1/2%, due December 1, 2002          115,000            115,000
    Series FF, 6 7/8%, due February 1, 2003           50,000             50,000
    Series GG, 7 1/8%, due February 1, 2008           75,000             75,000
    Series HH, 6%, due April 1, 2000                 100,000            100,000
    Series II, 7 1/2%, due April 1, 2023             100,000            100,000
    Series JJ, 7 1/2%, due May 1, 1999               100,000            100,000
    Series KK, 6 5/8%, due July 1, 2005              200,000            200,000
Installment Sales Agreements - PCRBs  *
    Series 1993, 6%, due July 1, 2028 (Matagorda)    120,265            120,265
    Series 1995, 6.10%,
      due July 1, 2028 (Matagorda)                   100,635            100,635
    Series 1995, variable rate,
      due November 1, 2015 (Guadalupe)                40,890             40,890
    Series 1996, 6%, due June 1, 2020 (Red River)      6,330              6,330
    Series 1996, 6 1/8%, due May 1, 2030 (Matagorda)  60,000             60,000
Unamortized Discount                                  (4,114)            (4,484)
Unamortized Costs of Reacquired Debt                 (78,944)           (84,070)
Amount to be Redeemed Within One Year               (125,000)           (28,000)
                                                -------------      -------------
                                                   1,146,762          1,302,266
                                                -------------      -------------
TOTAL CAPITALIZATION                             $ 2,772,885        $ 3,022,640
                                                =============      =============

*Obligations incurred in connection with the sale by public authorities of tax-exempt PCRBs.

  The accompanying notes to consolidated financial statements as they relate to
                  CPL are an integral part of these statements.

                                     2-107

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

13.   NEW ACCOUNTING STANDARDS See CSW's NOTE 18.


                                     2-108

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Central Power and Light Company:

      We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Central Power and Light Company (a Texas corporation and a wholly-owned subsidiary of Central and South West Corporation) and subsidiary company as of December 31, 1998 and 1997, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of Central Power and Light Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Power and Light Company and subsidiary company as of December 31, 1998 and 1997, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.





/s/ Arthur Andersen LLP
Arthur Andersen LLP

Dallas, Texas
February 12, 1999



                                     2-109

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

      CPL and its subsidiary believe that, in all material respects, their system of internal controls over financial reporting and over safeguarding of assets against unauthorized acquisition, use or disposition functioned effectively as of December 31, 1998.






/s/ J. Gonzalo Sandoval                        /s/ R. Russell Davis
    J. Gonzalo Sandoval                            R. Russell Davis
    General Manager/President - CPL                Controller - CPL

                                     2-110

                             PUBLIC SERVICE COMPANY
                                   OF OKLAHOMA



                                     2-111

SELECTED FINANCIAL DATA

      The following selected financial data for each of the five years ended December 31 is provided to highlight significant trends in the financial condition and results of operations for PSO. Certain financial statement items for prior years have been reclassified to conform to the most recent period presented.

                               ----------------------------------------------------------
                               1998 (1)     1997 (1)     1996 (1)     1995        1994
                                             (thousands, except ratios)
INCOME STATEMENT DATA
Revenues                        $780,159    $712,690    $735,265    $690,823    $740,496
Net Income                        76,843      46,206      31,478      81,828      68,266
Net Income for Common Stock       76,630      50,053      30,662      81,012      67,450

BALANCE SHEET DATA
Assets                         1,466,785   1,447,681   1,431,597   1,480,816   1,465,114
Long-term obligations (2)        443,121     496,821     420,301     379,250     402,752
Capitalization ratios
     Common stock equity              52%         49%         52%         55%         52%
     Preferred stock                  --          --           2           2           2
     Trust Preferred Securities        8           8          --          --          --
     Long-term debt                   40          43          46          43          46
Ratio of earnings to fixed
  charges                           4.21        2.68        2.45        4.32        4.03
(SEC Method)

(1) See PUBLIC SERVICE COMPANY OF OKLAHOMA - RESULTS OF OPERATIONS for major factors affecting earnings.
(2) Long-term obligations includes long-term debt and Trust Preferred
    Securities.


                                     2-112

PUBLIC SERVICE COMPANY OF OKLAHOMA
RESULTS OF OPERATIONS

      Reference is made to PSO's Consolidated Financial Statements, related Notes to Consolidated Financial Statements and Selected Financial Data. Referenced information should be read in conjunction with, and is essential to understanding, the following discussion and analysis.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1998 AND 1997

      Net income for common stock increased 53% during 1998 to $76.6 million from $50.1 million in 1997. The increase resulted primarily from higher revenues, decreased transmission expenses and the absence in 1998 of the impact of recording the effects associated with the outcome of the PSO 1997 Rate Settlement Agreement. The increase was offset in part by the absence in 1998 of the $4.2 million gain on the reacquisition of preferred stock recorded in 1997. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for additional information related to the PSO 1997 Rate Settlement Agreement.

      Electric operating revenues were $780.2 million during 1998, a 9% increase from $712.7 million for the same period in 1997. This increase was due primarily to higher non-fuel revenues of $39.2 million and fuel-related revenues of $28.3 million. The increase in non-fuel revenues was due primarily to a 9% increase in retail MWH sales resulting from warmer weather as well as the absence in 1998 of a $29.0 million provision for rate refund. The increase in revenues was offset in part by lower base rates resulting from the PSO 1997 Rate Settlement Agreement and a decrease in transmission related revenues resulting from changes to a transmission coordination agreement pending before the FERC. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - Transmission Coordination Agreement. The increase in fuel revenues was due primarily to higher fuel expense, as discussed below.

      Fuel expense increased $31.0 million, or 11%, during 1998 when compared to 1997 due primarily to a $43.3 million increase in the recovery of deferred fuel costs and a 7% increase in generation due primarily to higher weather-related demand. The increase in fuel expense was offset in part by lower average unit fuel costs. The average unit cost of fuel declined from $1.98 per MMbtu in 1997 to $1.77 per MMbtu in 1998 due primarily to lower spot market natural gas and coal prices. Purchased power expenses increased 11% to $57.2 million in 1998 from $51.6 million in 1997. This increase was due primarily to higher off-system and emergency energy purchases associated with higher weather-related demand in 1998 and a plant outage in the first quarter of 1998, partially offset by lower cogeneration purchases.

      Other operating expenses were $109.4 million in 1998, a decrease of $26.5 million from $135.9 million in 1997. The decrease was due primarily to the absence in 1998 of a write-off of previously capitalized energy efficiency incentives and the write-off of rate case related expenses, both associated with the aforementioned rate settlement agreement. Also contributing to the decline in other operating expenses were lower transmission expenses resulting from a transmission service agreement adjustment related to the final order in Texas Commission Docket No. 17285. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - CPL and WTU Complaint Versus Texas Utilities Electric Company (Docket No. 17285). The decrease in other operating expenses was offset in part by additional environmental expenses. Maintenance expenses increased 10% to $37.0 million in 1998 from $33.6 million in 1997. The increase was due primarily to higher production and distribution maintenance activities.

      Depreciation and amortization expense decreased $8.6 million, or 11%, during 1998 when compared to the prior year. This decrease was due primarily to lower depreciation rates and the absence in 1998 of a write-off of regulatory assets, both resulting from the PSO 1997 Rate Settlement Agreement. This decrease was offset in part by higher depreciable plant. Taxes, other than income were $29.8 million in 1998, a 4% increase from $28.8 million in 1997 as a result of higher ad valorem tax expenses. Operating income taxes were $49.1 million in 1998 compared to $20.8 million in 1997 due primarily to higher pre-tax income in 1998.

                                     2-113

      Other income and deductions decreased $1.7 million in 1998 when compared to 1997 primarily as a result of lower miscellaneous non-operating income. Interest charges increased $0.9 million in 1998 when compared to the same period in 1997 due primarily to a full year of distributions in 1998 on Trust Preferred Securities offset in part by a decrease in long-term interest expenses in 1998 as a result of a reduction of long-term debt outstanding during 1998. See NOTE
8. LONG-TERM DEBT.

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

      Depreciation and amortization expense increased $3.8 million, or 5%, during 1997 when compared to the prior year. This increase was due primarily to the write-off of $5.8 million of regulatory assets resulting from the PSO 1997 Rate Settlement Agreement, as well as an increase in depreciable assets, offset in part by a decrease in depreciation expense of $5.2 million also attributable to the agreement. Taxes, other than income were $28.8 million in 1997, a 6% increase from $27.2 million in 1996 as a result of higher ad valorem tax expense in 1997. Operating income taxes were $20.8 million in 1997 compared to $37.6 million in 1996 due primarily to lower pre-tax income in 1997.

      Other income and deductions increased $37.2 million in 1997 when compared to 1996 primarily as a result of the absence in 1997 of a one-time charge associated with certain investments for plant sites, engineering studies and lignite reserves of $35.7 million, net of tax, recorded in 1996.

      Interest and other charges increased $2.5 million, or 7%, in 1997 when compared to the same period in 1996 due primarily to the new distributions on

                                     2-114

Trust Preferred Securities, partially offset by a decrease in short-term interest expense as a result of a reduction of short-term debt outstanding during 1997. For information on the new securities see NOTE 10. TRUST PREFERRED SECURITIES.

                                     2-115

PSO
Consolidated Statements of Income
Public Service Company of Oklahoma
--------------------------------------------------------------------------------

                                                                                      For the Years Ended December 31,
                                                                                 -------------------------------------------
                                                                                    1998           1997            1996
                                                                                 ------------   ------------    ------------
                                                                                                (thousands)
  Electric Operating Revenues
    Residential                                                                    $ 329,058      $ 297,265       $ 299,550
    Commercial                                                                       236,258        226,525         221,985
    Industrial                                                                       162,773        161,974         157,509
    Sales for resale                                                                  27,413         30,896          39,285
    Other                                                                             24,657         (3,970)         16,936
                                                                                 ------------   ------------    ------------
                                                                                     780,159        712,690         735,265
                                                                                 ------------   ------------    ------------
Operating Expenses and Taxes
    Fuel                                                                             309,969        278,976         290,408
    Purchased power                                                                   57,222         51,619          41,194
    Other operating                                                                  109,393        135,943         121,235
    Maintenance                                                                       36,981         33,608          38,469
    Depreciation and amortization                                                     72,671         81,227          77,470
    Taxes, other than income                                                          29,816         28,778          27,194
    Income taxes                                                                      49,099         20,763          37,558
                                                                                 ------------   ------------    ------------
                                                                                     665,151        630,914         633,528
                                                                                 ------------   ------------    ------------
Operating Income                                                                     115,008         81,776         101,737
                                                                                 ------------   ------------    ------------

Other Income and Deductions
    Allowance for equity funds used during construction                                  860            995             292
    Charges for investments and plant development costs                                   --           (123)        (51,109)
    Other                                                                             (1,044)        (1,503)         (1,107)
    Non-operating income taxes                                                            93          2,280          16,413
                                                                                 ------------   ------------    ------------
                                                                                         (91)         1,649         (35,511)
                                                                                 ------------   ------------    ------------
Income Before Interest Charges                                                       114,917         83,425          66,226
                                                                                 ------------   ------------    ------------

Interest Charges
    Interest on long-term debt                                                        29,136         30,474          30,555
    Distributions on Trust Preferred Securities                                        6,000          3,967              --
    Interest on short-term debt and other                                              4,107          4,100           5,623
    Allowance for borrowed funds used during construction                             (1,169)        (1,322)         (1,430)
                                                                                 ------------   ------------    ------------
                                                                                      38,074         37,219          34,748
                                                                                 ------------   ------------    ------------

Net Income                                                                            76,843         46,206          31,478
  Less:  Preferred stock dividends                                                       213            364             816
  Gain on reacquired preferred stock                                                      --          4,211              --
                                                                                 ------------   ------------    ------------

Net Income for Common Stock                                                         $ 76,630       $ 50,053        $ 30,662
                                                                                 ============   ============    ============





  The accompanying notes to consolidated financial statements as they relate to
                  PSO are an integral part of these statements.

                                     2-116

PSO
Consolidated Statements of Retained Earnings
Public Service Company of Oklahoma
--------------------------------------------------------------------------------

                                                                                For the Years Ended December 31,
                                                                           --------------------------------------------
                                                                               1998           1997            1996
                                                                           -------------   ------------    ------------
                                                                                           (thousands)

Retained Earnings at Beginning of Year                                         $136,996       $145,943        $150,281
    Net income for common stock                                                  76,630         50,053          30,662
    Deduct:  Common stock dividends                                              69,000         59,000          35,000
                                                                           -------------   ------------    ------------
Retained Earnings at End of Year                                               $144,626       $136,996        $145,943
                                                                           =============   ============    ============

  The accompanying notes to consolidated financial statements as they relate to
                 PSO are an integral part of these statements.

                                     2-117

PSO
Consolidated Balance Sheets
Public Service Company of Oklahoma
--------------------------------------------------------------------------------

                                                                                      As of December 31,
                                                                              ------------------------------------
                                                                                   1998                 1997
                                                                              ----------------     ---------------
                                                                                           (thousands)
ASSETS
Electric Utility Plant
    Production                                                                      $ 913,083           $ 907,735
    Transmission                                                                      378,719             375,111
    Distribution                                                                      855,277             818,806
    General                                                                           211,124             197,264
    Construction work in progress                                                      33,519              40,992
                                                                              ----------------     ---------------
                                                                                    2,391,722           2,339,908
  Less - Accumulated depreciation                                                   1,082,081           1,031,322
                                                                              ----------------     ---------------
                                                                                    1,309,641           1,308,586
                                                                              ----------------     ---------------
Current Assets
    Cash                                                                                4,670               2,171
    Accounts receivable                                                                32,916              34,974
    Materials and supplies, at average cost                                            33,006              32,211
    Fuel inventory, at LIFO cost                                                       16,441              11,427
    Accumulated deferred income taxes                                                  11,789                  --
    Prepayments and other                                                               2,881               3,366
                                                                              ----------------     ---------------
                                                                                      101,703              84,149
                                                                              ----------------     ---------------

Deferred Charges and Other Assets                                                      55,441              54,946
                                                                              ----------------     ---------------
                                                                                  $ 1,466,785         $ 1,447,681
                                                                              ================     ===============

  The accompanying notes to consolidated financial statements as they relate to
                  PSO are an integral part of these statements.

                                     2-118

PSO
Consolidated Balance Sheets
Public Service Company of Oklahoma
--------------------------------------------------------------------------------

                                                                                       As of December 31,
                                                                            -----------------------------------------
                                                                                 1998                     1997
                                                                            ---------------          ----------------
CAPITALIZATION AND LIABILITIES                                                             (thousands)
Capitalization
    Common stock:   $15 par value
        Authorized shares:   11,000,000 shares
        Issued 10,482,000 shares and outstanding 9,013,000 shares                 $157,230                  $157,230
    Paid-in capital                                                                180,000                   180,000
    Retained earnings                                                              144,626                   136,996
                                                                            ---------------          ----------------
       Total Common Stock Equity                                                   481,856      52%          474,226      49%
                                                                            ---------------  ------- ---------------- --------

    Preferred stock                                                                  5,287     -- %            5,287     -- %
    PSO-obligated, mandatorily redeemable preferred securities of subsidiary trust holding solely Junior Subordinated
         Debentures of PSO                                                          75,000       8%           75,000       8%
    Long-term debt                                                                 368,121      40%          421,821      43%
                                                                            ---------------  ------- ---------------- --------
       Total Capitalization                                                        930,264     100%          976,334     100%
                                                                            ---------------  ------- ---------------- --------

Current Liabilities
    Advances from affiliates                                                        15,892                     4,874
    Payables to affiliates                                                          33,489                    29,011
    Accounts payable                                                                52,888                    55,179
    Payables to customers                                                           32,608                    18,837
    Accrued taxes                                                                   23,095                        --
    Accumulated deferred income taxes                                                   --                     2,262
    Accrued interest                                                                 7,606                     9,090
    Other                                                                            6,599                     4,178
                                                                            ---------------          ----------------
                                                                                   172,177                   123,431
                                                                            ---------------          ----------------
Deferred Credits
    Accumulated deferred income taxes                                              277,181                   258,848
    Investment tax credits                                                          39,365                    41,160
    Income tax related regulatory liabilities, net                                  35,818                    41,793
    Other                                                                           11,980                     6,115
                                                                            ---------------          ----------------
                                                                                   364,344                   347,916
                                                                            ---------------          ----------------
                                                                               $ 1,466,785               $ 1,447,681
                                                                            ===============          ================

  The accompanying notes to consolidated financial statements as they relate to
                  PSO are an integral part of these statements.

                                     2-119

PSO
Consolidated Statements of Cash Flows
Public Service Company of Oklahoma
--------------------------------------------------------------------------------

                                                                                 For the Years Ended December 31,
                                                                           ---------------------------------------------
                                                                               1998            1997            1996
                                                                           -------------    ------------    ------------
                                                                                           (thousands)
OPERATING ACTIVITIES
    Net Income                                                                 $ 76,843        $ 46,206        $ 31,478
    Non-cash Items Included in Net Income
        Depreciation and amortization                                            75,693          85,459          83,424
        Deferred income taxes and investment tax credits                         (3,488)          6,169          (4,112)
        Charges for investments and assets                                        4,159          12,803          50,854
        Inventory reserve                                                            --             838           3,150
    Changes in Assets and Liabilities
        Accounts receivable                                                      17,297         (23,905)          6,888
        Other investments and property                                           (5,380)         (5,682)         (6,264)
        Accounts payable                                                          1,113          13,433          (5,878)
        Accrued taxes                                                            23,095         (12,306)        (14,708)
        Other deferred credits                                                    5,865            (585)          1,078
        Other                                                                    (2,104)           (776)         (3,292)
                                                                           -------------    ------------    ------------
                                                                                193,093         121,654         142,618
                                                                           -------------    ------------    ------------
INVESTING ACTIVITIES
    Construction expenditures                                                   (68,897)        (79,568)        (83,509)
    Other                                                                        (8,271)         (6,008)         (8,596)
                                                                           -------------    ------------    ------------
                                                                                (77,168)        (85,576)        (92,105)
                                                                           -------------    ------------    ------------
FINANCING ACTIVITIES
    Proceeds from issuance of long-term debt                                         --              --          51,744
    Retirement of long-term debt                                                     --              --         (25,000)
    Reacquisition of long-term debt                                             (55,231)             --         (13,040)
    Reacquisition of preferred stock                                                 --         (10,329)             --
    Proceeds from issuance of Trust Preferred Securities                             --          72,450              --
    Change in advances from affiliates                                           11,018         (37,993)        (27,643)
    Payment of dividends                                                        (69,213)        (59,514)        (35,839)
                                                                           -------------    ------------    ------------
                                                                               (113,426)        (35,386)        (49,778)
                                                                           -------------    ------------    ------------

Net Change in Cash and Cash Equivalents                                           2,499             692             735
Cash and Cash Equivalents at Beginning of Year                                    2,171           1,479             744
                                                                           -------------    ------------    ------------
Cash and Cash Equivalents at End of Year                                        $ 4,670         $ 2,171         $ 1,479
                                                                           =============    ============    ============

SUPPLEMENTARY INFORMATION
    Interest paid less amounts capitalized (includes
        distributions on Trust Preferred Securities)                           $ 37,772        $ 35,557        $ 32,488
                                                                           =============    ============    ============
    Income taxes paid                                                          $ 33,712        $ 34,244        $ 30,353
                                                                           =============    ============    ============

  The accompanying notes to consolidated financial statements as they relate to
                 PSO are an integral part of these statements.

                                     2-120

PSO
Consolidated Statements of Capitalization
Public Service Company of Oklahoma
--------------------------------------------------------------------------------
                                                          As of December 31,
                                                  ------------------------------
                                                      1998             1997
                                                  -------------    -------------
                                                           (thousands)
COMMON STOCK EQUITY                                   $481,856         $474,226
                                                  -------------    -------------

PREFERRED STOCK
(Cumulative $100 Par Value, Authorized 700,000
    shares, redeemable at the option of PSO
    upon 30 days notice)
                        Number      Current
                      of Shares    Redemption
Series               Outstanding    Price
---------------------------------------------

        4.00%         44,640        $105.75              4,464            4,464
        4.24%          8,069        $103.19                807              807
Premium                                                    16               16
                                                  ------------     -------------
                                                        5,287            5,287
                                                  ------------     -------------

TRUST PREFERRED SECURITIES
    PSO-obligated, mandatorily redeemable
      preferred securities of subsidiary
      trust holding solely Junior
      Subordinated Debentures of PSO, 8.00%,
      due April 30, 2037                                75,000           75,000
                                                  -------------    -------------

LONG-TERM DEBT
First Mortgage Bonds
    Series K, 7 1/4%, due January 1, 1999                   --           25,000
    Series L, 7 3/8%, due March 1, 2002                     --           30,000
    Series S, 7 1/4%, due July 1, 2003                  65,000           65,000
    Series T, 7 3/8%, due December 1, 2004              50,000           50,000
    Series U, 6 1/4%, due April 1, 2003                 35,000           35,000
    Series V, 7 3/8%, due April 1, 2023                100,000          100,000
    Series W, 6 1/2%, due June 1, 2005                  50,000           50,000
Medium-term Notes, 5.89%-6.43%,
    due December 15, 2000-March 1, 2001                 40,000           40,000
Installment sales agreement - PCRBs  *
    Series A, 5.9%, due December 1, 2007 (OEFA)         34,700           34,700
    Series 1996, 6.0%,
      due June 1, 2020 (Red River)                      12,660           12,660
Unamortized discount                                    (3,296)          (3,657)
Unamortized costs of reacquired debt                   (15,943)         (16,882)
                                                  -------------    -------------
                                                       368,121          421,821
                                                  -------------    -------------
TOTAL CAPITALIZATION                                   $930,264         $976,334
                                                  =============    =============

*Obligations incurred in connection with the sale by public authorities of tax-exempt PCRBs.


 The accompanying notes to consolidated financial statements as they relate to
                 PSO are an integral part of these statements.

                                     2-121

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

13.   NEW ACCOUNTING STANDARDS See CSW's NOTE 18.


                                     2-122

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Public Service Company of
Oklahoma:

      We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Public Service Company of Oklahoma (an Oklahoma corporation and a wholly-owned subsidiary of Central and South West Corporation) and subsidiary companies, as of December 31, 1998 and 1997, and the related consolidated statements of income, retained earnings and cash flows, for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of Public Service Company of Oklahoma's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Public Service Company of Oklahoma and subsidiary companies as of December 31, 1998 and 1997, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.





/s/ Arthur Andersen LLP
Arthur Andersen LLP

Dallas, Texas
February 12, 1999

                                     2-123

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

      PSO and its subsidiaries believe that, in all material respects, their system of internal controls over financial reporting and over safeguarding of assets against unauthorized acquisition, use or disposition functioned effectively as of December 31, 1998.






/s/ T.D. Churchwell                                    /s/ R. Russell Davis
    T. D. Churchwell                                       R. Russell Davis
    President - PSO                                        Controller - PSO



                                     2-124

                              SOUTHWESTERN ELECTRIC
                                  POWER COMPANY





                                     2-125

SELECTED FINANCIAL DATA

      The following selected financial data for each of the five years ended December 31 is provided to highlight significant trends in the financial condition and results of operations for SWEPCO. Certain financial statement items for prior years have been reclassified to conform to the most recent period presented.

                                ------------------------------------------------
                                1998 (1)   1997 (1)  1996 (1)    1995      1994
                                           (thousands, except ratios)
INCOME STATEMENT DATA
Revenues                       $952,952   $939,869  $920,786  $836,705 $825,296
Net Income                       98,103     92,902    66,566   117,114  105,712
Net Income for Common Stock      96,542     92,254    63,503   113,870  102,351

BALANCE SHEET DATA
Assets                        2,049,520  2,094,746 2,099,156 2,116,716 2,079,207
Long-term obligations (2)       616,939    683,681   629,615   632,579  630,661
Capitalization ratios
     Common stock equity           52%       51%        52%       51%       51%
     Preferred stock                1         2          4         4         4
     Trust Preferred Securities     8         8         --        --        --
     Long-term debt                39        39         44        45        45
Ratios of earnings to fixed
 charges                           3.53       3.46      2.81      3.80     3.70
(SEC Method)

(1) See SOUTHWESTERN ELECTRIC POWER COMPANY - RESULTS OF OPERATIONS for major factors affecting earnings.
(2) Long-term obligations includes long-term debt, preferred stock subject to mandatory redemption and Trust Preferred Securities.


                                     2-126

SOUTHWESTERN ELECTRIC POWER COMPANY
RESULTS OF OPERATIONS

      Reference is made to SWEPCO's Consolidated Financial Statements, related Notes to Consolidated Financial Statements and Selected Financial Data. Referenced information should be read in conjunction with, and is essential in understanding, the following discussion and analysis.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1998 AND 1997

      Net income for common stock increased 5% during 1998 to $96.5 million from $92.3 million in 1997. The increase resulted primarily from increased non-fuel revenue and the absence in 1998 of certain operating expense charges in 1997.

      Electric operating revenues increased $13.1 million, to $953.0 million in 1998 from $939.9 million in 1997. The increase was due primarily to higher non-fuel revenues of $26.8 million resulting from a 5% increase in weather-related MWH sales. The increase in electric operating revenues was offset in part by a transmission service agreement adjustment related to the final order in Texas Commission Docket No. 17285, a provision for rate refund of $5.3 million primarily in connection with the annual determination of cost of service formula rates for SWEPCO's wholesale customers and a $3.2 million reduction in fuel revenues in accordance with a Texas Commission order in SWEPCO's fuel reconciliation regarding transmission equalization expense recovery. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - CPL and WTU Complaint Versus Texas Utilities Electric Company (Docket No. 17285). Electric operating revenues were also affected by a decrease in fuel revenues of $1.3 million.

      Fuel expense decreased $11.0 million for 1998 when compared to 1997 due primarily to a decrease in average unit fuel costs for natural gas from $1.69 per MMbtu in 1997 to $1.63 per MMbtu in 1998 as a result of lower priced spot market natural gas. The decrease in fuel expenses was offset in part as a result of a transmission service agreement adjustment related to the final order in Texas Commission Docket No. 17285. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - CPL and WTU Complaint Versus Texas Utilities Electric Company (Docket No. 17285). Fuel expense was also affected by an increase in natural gas generation associated with weather-related demand. Purchased power expense increased $9.6 million for 1998 compared to 1997 due primarily to an increase in economy energy purchases.

      Other operating expenses decreased $16.7 million, or 11%, to $140.5 million during 1998 when compared to 1997. The decrease is due primarily to a transmission service agreement adjustment related to the final order in Texas Commission Docket No. 17285. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - CPL and WTU Complaint Versus Texas Utilities Electric Company (Docket No. 17285). The decrease was also affected by the absence in 1998 of costs in 1997 associated with a canceled transmission project of $10.2 million, the write-off of previously capitalized energy efficiency incentives of $4.2 million and the write-off of obsolete inventory of $1.2 million. The decrease was offset in part by increased expenses in 1998 related to a transmission coordination agreement currently pending before the FERC. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - Transmission Coordination Agreement. Maintenance expenses increased $7.2 million, or 16%, as a result of increased power station maintenance, wind storm damage and additional tree-trimming maintenance expenses. Depreciation and amortization expense increased $3.3 million, or 3%, during 1998 when compared to 1997 due primarily to increases in depreciable and amortizable plant. Operating income taxes increased $8.3 million, or 21%, as a result of increased pre-tax income.

      Other income and deductions decreased $1.6 million for 1998 compared to 1997 due primarily to the absence in 1998 of a $ 1.1 million, net of tax, gain on the sale of lignite properties recorded in 1997.

                                     2-127

      Interest charges increased $4.6 million due primarily to distributions on Trust Preferred Securities, which were outstanding for a portion of 1997.

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

      Fuel and purchased power expense decreased for 1997 when compared to 1996. Fuel expense decreased $6.1 million, or 2%, due primarily to a decrease in average unit fuel costs from $1.76 per MMbtu in 1996 to $1.69 per MMbtu in 1997, which resulted from lower coal transportation charges as well as purchases of lower priced spot market coal. A decrease in natural gas generation because of its relatively higher cost per MMbtu also contributed to the lower fuel expense for 1997. Purchased power expenses decreased $1.2 million, or 5%, during 1997 when compared to 1996 due primarily to a decrease in economy energy purchases.

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

      Other income and deductions increased $25.2 million for 1997 compared to 1996 due primarily to a onetime charge associated with certain investments for plant sites, engineering studies and lignite reserves of $21.8 million, net of tax, recorded in 1996, and a $1.1 million, net of tax, gain on the sale of lignite properties recorded in 1997.

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


                                     2-128

SWEPCO
Consolidated Statements of Income
Southwestern Electric Power Company
--------------------------------------------------------------------------------

                                                                                    For the Years Ended December 31,
                                                                              ---------------------------------------------
                                                                                 1998            1997             1996
                                                                              ------------    ------------     ------------
                                                                                              (thousands)
Electric Operating Revenues
    Residential                                                                 $ 314,600       $ 289,723        $ 290,020
    Commercial                                                                    197,737         192,115          189,954
    Industrial                                                                    253,458         263,207          262,878
    Sales for resale                                                              139,869         146,916          134,836
    Other                                                                          47,288          47,908           43,098
                                                                              ------------    ------------     ------------
                                                                                  952,952         939,869          920,786
                                                                              ------------    ------------     ------------
Operating Expenses and Taxes
    Fuel                                                                          371,414         382,404          388,450
    Purchased power                                                                35,483          25,928           27,160
    Other operating                                                               140,460         157,188          141,542
    Maintenance                                                                    51,219          44,038           43,742
    Depreciation and amortization                                                  98,479          95,228           91,566
    Taxes, other than income                                                       57,128          55,962           50,373
    Income taxes                                                                   47,982          39,712           39,870
                                                                              ------------    ------------     ------------
                                                                                  802,165         800,460          782,703
                                                                              ------------    ------------     ------------

Operating Income                                                                  150,787         139,409          138,083
                                                                              ------------    ------------     ------------

Other Income and Deductions
    Charges for investments and plant development costs                                --            (743)         (29,700)
    Allowance for equity funds used during construction                             1,336             934              325
    Other                                                                            (753)          1,616             (623)
    Non-operating income taxes                                                      1,868           2,222            8,820
                                                                              ------------    ------------     ------------
                                                                                    2,451           4,029          (21,178)
                                                                              ------------    ------------     ------------

Income Before Interest Charges                                                    153,238         143,438          116,905
                                                                              ------------    ------------     ------------

Interest Charges
    Interest on long-term debt                                                     39,233          40,440           44,066
    Distributions on Trust Preferred Securities                                     8,662           5,582               --
    Interest on short-term debt and other                                           8,591           5,736            8,381
    Allowance for borrowed funds used during construction                          (1,351)         (1,222)          (2,098)
                                                                              ------------    ------------     ------------
                                                                                   55,135          50,536           50,349
                                                                              ------------    ------------     ------------

Net Income                                                                         98,103          92,902           66,556
    Less: Preferred stock dividends                                                   705           2,467            3,053
    Gain/(Loss) on reacquired preferred stock                                        (856)          1,819               --
                                                                              ------------    ------------     ------------
Net Income for Common Stock                                                      $ 96,542        $ 92,254         $ 63,503
                                                                              ============    ============     ============



  The accompanying notes to consolidated financial statements as they relate to
                SWEPCO are an integral part of these statements.

                                     2-129

SWEPCO
Consolidated Statements of Retained Earnings
Southwestern Electric Power Company
--------------------------------------------------------------------------------

                                                                                  For the Years Ended December 31,
                                                                           -----------------------------------------------
                                                                               1998             1997             1996
                                                                           -------------    -------------    -------------
                                                                                            (thousands)

Retained Earnings at Beginning of Year                                        $ 324,050        $ 321,801        $ 302,334
    Net income for common stock                                                  96,542           92,254           63,503
    Loss on reacquisition of preferred stock                                         --               (5)             (36)
    Deduct:  Common stock dividends                                             120,000           90,000           44,000
                                                                           -------------    -------------    -------------
Retained Earnings at End of Year                                              $ 300,592        $ 324,050        $ 321,801
                                                                           =============    =============    =============




  The accompanying notes to consolidated financial statements as they relate to
                SWEPCO are an integral part of these statements.

                                     2-130

SWEPCO
Consolidated Balance Sheets
Southwestern Electric Power Company
--------------------------------------------------------------------------------

                                                                                      As of December 31,
                                                                              ------------------------------------
                                                                                   1998                 1997
                                                                              ----------------     ---------------
                                                                                            (thousands)
ASSETS

  Electric Utility Plant
    Production                                                                    $ 1,397,924         $ 1,391,676
    Transmission                                                                      474,035             456,401
    Distribution                                                                      916,293             870,378
    General                                                                           321,136             311,323
    Construction work in progress                                                      48,523              51,665
                                                                              ----------------     ---------------
                                                                                    3,157,911           3,081,443
  Less - Accumulated depreciation                                                   1,317,057           1,225,865
                                                                              ----------------     ---------------
                                                                                    1,840,854           1,855,578
                                                                              ----------------     ---------------
Current Assets
    Cash and temporary cash investments                                                 4,444               2,298
    Accounts receivable                                                                40,430              81,507
    Materials and supplies, at average cost                                            25,135              24,523
    Fuel inventory                                                                     40,238              26,415
    Under-recovered fuel costs                                                             --              13,013
    Accumulated deferred income taxes                                                   4,869                  --
    Prepayments and other                                                              16,651              13,678
                                                                              ----------------     ---------------
                                                                                      131,767             161,434
                                                                              ----------------     ---------------

Deferred Charges and Other Assets                                                      76,899              77,734
                                                                              ----------------     ---------------
                                                                                  $ 2,049,520         $ 2,094,746
                                                                              ================     ===============


  The accompanying notes to consolidated financial statements as they relate to
                SWEPCO are an integral part of these statements.

                                     2-131

SWEPCO
Consolidated Balance Sheets
Southwestern Electric Power Company
--------------------------------------------------------------------------------

                                                                                       As of December 31,
                                                                             ----------------------------------------
                                                                                  1998                     1997
                                                                             ---------------          ---------------
CAPITALIZATION AND LIABILITIES                                                              (thousands)
Capitalization
    Common stock:   $18 par value
        Authorized:   7,600,000 shares
        Issued and outstanding: 7,536,640 shares                                  $ 135,660                $ 135,660
    Paid-in capital                                                                 245,000                  245,000
    Retained earnings                                                               300,592                  324,050
                                                                             ---------------          ---------------
        Total Common Stock Equity                                                   681,252      52%         704,710      51%
                                                                             ---------------          ---------------
    Preferred stock
        Not subject to mandatory redemption                                           4,707                    4,709
        Subject to mandatory redemption                                                  --                   25,930
                                                                             ---------------          ---------------
                                                                                      4,707       1%          30,639       2%
    SWEPCO-obligated, mandatorily redeemable preferred securities of subsidiary trust holding solely Junior Subordinated
         Debentures of SWEPCO                                                       110,000       8%         110,000       8%
    Long-term debt                                                                  506,939      39%         547,751      39%
                                                                             ---------------  ------- ---------------  -------
        Total Capitalization                                                      1,302,898     100%       1,393,100     100%
                                                                             ---------------  ------- ---------------  -------

Current Liabilities
    Long-term debt and preferred stock due within twelve months                      43,932                    3,555
    Advances from affiliates                                                         40,705                   25,175
    Accounts payable                                                                 73,507                   73,582
    Payables to affiliates                                                           37,795                   63,583
    Customer deposits                                                                13,316                   14,359
    Accrued taxes                                                                    23,189                   12,884
    Accumulated deferred income taxes                                                    --                    4,594
    Accrued interest                                                                 14,275                   13,425
    Over-recovered fuel costs                                                         5,378                       --
    Other                                                                            12,538                    9,551
                                                                             ---------------          ---------------
                                                                                    264,635                  220,708
                                                                             ---------------          ---------------
Deferred Credits
    Accumulated deferred income taxes                                               398,664                  395,909
    Investment tax credits                                                           62,213                   66,845
    Income tax related regulatory liabilities, net                                    4,931                   10,072
    Other                                                                            16,179                    8,112
                                                                             ---------------          ---------------
                                                                                    481,987                  480,938
                                                                             ---------------          ---------------

                                                                                $ 2,049,520              $ 2,094,746
                                                                             ===============          ===============

  The accompanying notes to consolidated financial statements as they relate to
                SWEPCO are an integral part of these statements.

                                     2-132

SWEPCO
Consolidated Statements of Cash Flows
Southwestern Electric Power Company
--------------------------------------------------------------------------------

                                                                                  For the Years Ended December 31,
                                                                           -----------------------------------------------
                                                                               1998             1997             1996
                                                                           -------------    -------------    -------------
                                                                                            (thousands)
OPERATING ACTIVITIES
    Net Income                                                                 $ 98,103         $ 92,902         $ 66,556
    Non-cash Items Included in Net Income
        Depreciation and amortization                                           104,047          100,015          101,204
        Deferred income taxes and investment tax credits                        (16,481)          (6,907)          (1,881)
        Charges for investments and assets                                        2,140           16,493           29,590
        Inventory reserve                                                            --            1,150            1,632
    Changes in Assets and Liabilities
        Accounts receivable                                                      41,077          (13,367)         (13,512)
        Fuel inventory                                                          (13,823)          29,360           17,501
        Accounts payable                                                            260           24,374           12,253
        Payables to affiliates                                                  (25,788)          (5,125)          16,234
        Accrued taxes                                                            10,305          (12,357)             (27)
        Other current liabilities                                                 2,987          (17,699)          (3,076)
        Fuel recovery                                                            18,391           (3,893)         (18,043)
        Other                                                                     5,245           (4,458)          (8,506)
                                                                           -------------    -------------    -------------
                                                                                226,463          200,488          199,925
                                                                           -------------    -------------    -------------
INVESTING ACTIVITIES
    Construction expenditures                                                   (83,120)        (108,126)         (92,737)
    Other                                                                        (5,202)          (4,545)          (7,510)
                                                                           -------------    -------------    -------------
                                                                                (88,322)        (112,671)        (100,247)
                                                                           -------------    -------------    -------------
FINANCING ACTIVITIES
    Proceeds from sale of long-term debt                                             --               --           79,346
    Reacquisition of long-term debt                                                  --               --          (83,334)
    Redemption of preferred stock                                               (27,988)         (16,043)          (1,236)
    Proceeds from issuance of Trust Preferred Securities                             --          106,231               --
    Retirement of long-term debt                                                 (2,354)         (52,600)          (3,901)
    Change in advances from affiliates                                           15,530          (32,320)         (43,734)
    Payment of dividends                                                       (121,183)         (92,666)         (46,642)
                                                                           -------------    -------------    -------------
                                                                               (135,995)         (87,398)         (99,501)
                                                                           -------------    -------------    -------------

Net Change in Cash and Cash Equivalents                                           2,146              419              177
Cash and Cash Equivalents at Beginning of Year                                    2,298            1,879            1,702
                                                                           ------------     -------------    -------------
Cash and Cash Equivalents at End of Year                                        $ 4,444          $ 2,298          $ 1,879
                                                                           =============    =============    =============

SUPPLEMENTARY INFORMATION
    Interest paid less amounts capitalized (includes
      distributions on Trust Preferred Securities)                             $ 50,341         $ 49,847         $ 53,231
                                                                           =============    =============    =============
    Income taxes paid                                                          $ 57,977         $ 57,715         $ 35,549
                                                                           =============    =============    =============

  The accompanying notes to consolidated financial statements as they relate to
                SWEPCO are an integral part of these statements.

                                     2-133

SWEPCO
Consolidated Statements of Capitalization
Southwestern Electric Power Company
--------------------------------------------------------------------------------
                                                        As of December 31,
                                             -----------------------------------
                                                    1998               1997
                                             ---------------    ----------------
                                                           (thousands)
COMMON STOCK EQUITY                               $ 681,252           $ 704,710
                                             ---------------    ----------------

PREFERRED STOCK
Cumulative $100 Par Value, Authorized 1,860,000 shares

               Number of Shares    Current
Series         Outstanding         Redemption Price
--------------------------------------------------------------------------------
Not Subject to Mandatory Redemption
        5.00%     37,729           $109.00            3,773               3,775
        4.65%      1,908           $102.75              191                 191
        4.28%      7,386           $103.90              739                 739
Premium                                                   4                   4
                                             ---------------    ----------------
                                                      4,707               4,709
                                             ---------------    ----------------
Subject to Mandatory Redemption
        6.95%         --          --                     --              27,401
Issuance Expense                                         --                (271)
Amount to be redeemed within one year                    --              (1,200)
                                             ---------------    ----------------
                                                         --              25,930
                                             ---------------    ----------------
                                                      4,707              30,639
                                             ---------------    ----------------

TRUST PREFERRED SECURITIES
    SWEPCO-obligated, mandatorily redeemable
      preferred securities of subsidiary
      trust holding solely Junior
      Subordinated Debentures of
      SWEPCO, 7.875%, due April 30, 2037            110,000             110,000
                                             ---------------    ----------------

LONG-TERM DEBT
First Mortgage Bonds
    Series V, 7 3/4%, due June 1, 2004               40,000              40,000
    Series W, 6 1/8%, due September 1, 1999          40,000              40,000
    Series X, 7%, due September 1, 2007              90,000              90,000
    Series Y, 6 5/8%, due February 1, 2003           55,000              55,000
    Series Z, 7 1/4%, due July 1, 2023               45,000              45,000
    Series AA, 5 1/4%, due April 1, 2000             45,000              45,000
    Series BB, 6 7/8%, due October 1, 2025           80,000              80,000
    1976 Series A, 6.20%,
      due November 1, 2006 (Siloam Springs) *         6,085               6,230
    1976 Series B, 6.20%,
      due November 1, 2006 (Siloam Springs) *         1,000               1,000
Installment Sales Agreements - PCRBs  *
    1978 Series A, 6%,
      due January 1, 2008 (Titus County)             14,420              14,420
    1991 Series A, 8.2%,
      due August 1, 2011 (Titus County)              17,125              17,125
    1991 Series B, 6.9%,
      due November 1, 2004 (Titus County)            12,290              12,290
    Series 1992, 7.6%, due January 1, 2019 (DeSoto)  53,500              53,500
    Series 1996, 6.1%, due April 1, 2018 (Sabine)    81,700              81,700
Railcar lease obligations                             5,549               7,759
Unamortized discount and premium                      1,005                 955
Unamortized costs of reacquired debt                (36,803)            (39,873)
Amount to be redeemed within one year               (43,932)             (2,355)
                                             ---------------    ----------------
                                                    506,939             547,751
                                             ---------------    ----------------
TOTAL CAPITALIZATION                            $ 1,302,898         $ 1,393,100
                                             ===============    ================

*Obligations incurred in connection with the sale by public authorities of tax-exempt PCRBs.

 The accompanying notes to consolidated financial statements as they relate to
                SWEPCO are an integral part of these statements.

                                     2-134

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

13.   NEW ACCOUNTING STANDARDS See CSW's NOTE 18.




                                     2-135

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Southwestern Electric Power
Company:

      We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Southwestern Electric Power Company (a Delaware corporation and a wholly-owned subsidiary of Central and South West Corporation) and subsidiary company as of December 31, 1998 and 1997, and the rated consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of Southwestern Electric Power Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southwestern Electric Power Company and subsidiary company as of December 31, 1998 and 1997, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.





/s/ Arthur Andersen LLP
Arthur Andersen LLP

Dallas, Texas
February 12, 1999


                                     2-136

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

      Internal auditors continuously monitor the effectiveness of the internal control system following standards established by the Institute of Internal Auditors. Actions are taken by management to respond to deficiencies as they are identified. The board, operating through its audit committee, which is comprised entirely of directors who are not officers or employees of SWEPCO or its subsidiary, provides oversight to the financial reporting process.

      Due to the inherent limitations in the effectiveness of internal controls, no internal control system can provide absolute assurance that errors will not occur. However, management strives to maintain a balance, recognizing that the cost of such a system should not exceed the benefits derived.

      SWEPCO and its subsidiary believe that, in all material respects, their system of internal controls over financial reporting and over safeguarding of assets against unauthorized acquisition, use or disposition functioned effectively as of December 31, 1998.






/s/ Michael H. Madison                                /s/ R. Russell Davis
    Michael H. Madison                                    R. Russell Davis
    President - SWEPCO                                    Controller - SWEPCO


                                     2-137

                          WEST TEXAS UTILITIES COMPANY


                                     2-138

SELECTED FINANCIAL DATA

      The following selected financial data for each of the five years ended December 31 is provided to highlight significant trends in the financial condition and results of operations for WTU. Certain financial statement items for prior years have been reclassified to conform to the most recent period presented.

                              --------------------------------------------------
                              1998 (1)  1997 (1)  1996 (1)     1995      1994
                                         (thousands, except ratios)
INCOME STATEMENT DATA
Revenues                      $424,953  $397,778  $377,057  $319,835  $342,991
Net Income                      37,814    21,461    16,571    34,530    37,366
Net Income for Common Stock     37,710    22,402    16,307    34,266    36,914

BALANCE SHEET DATA
Assets                        798,504   802,148   810,379   815,614   771,977
Long-term obligations         282,211   278,640   275,070   273,245   210,047
Capitalization ratios
     Common stock equity           48%       48%       48%       49%       56%
     Preferred stock               --        --         1         1         1
     Long-term debt                52        52        51        50        43
Ratio of earnings to fixed
  charges                        3.33      2.21      2.05      2.63      3.37
(SEC Method)

(1) See WEST TEXAS UTILITIES COMPANY - RESULTS OF OPERATIONS for major factors affecting earnings.


                                     2-139

WEST TEXAS UTILITIES COMPANY
RESULTS OF OPERATIONS

      Reference is made to WTU's Financial Statements, related Notes to Financial Statements and Selected Financial Data. Referenced information should be read in conjunction with, and is essential to understanding, the following discussion and analysis.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1998 AND 1997

      Net income for common stock for 1998 was $37.7 million compared to $22.4 million for 1997, an increase of $15.3 million or 68%. The increase in net income was due primarily to higher non-fuel revenue. This increase was partially offset by higher maintenance expenses and income taxes. The increase in net income was also offset in part by the absence in 1998 of the recognition of the gain on reacquired preferred stock in 1997.

      Electric operating revenues were $425.0 million for 1998, an increase of $27.2 million, or 7%, when compared to the year ended 1997. This increase was due primarily to an increase in fuel and non-fuel related revenues of $4.5 million and $22.7 million, respectively. The increase in non-fuel related revenues was due primarily to a 4% increase in retail MWH sales resulting from favorable weather-related demand. Included in non-fuel related revenues were additional transmission related revenues resulting from changes to open access tariff transmission and a transmission coordination agreement currently pending before the FERC. Conversely, non-fuel related revenues were decreased by a transmission service agreement adjustment related to the final order in Texas Commission Docket No. 17285. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - Transmission Coordination Agreement and CPL and WTU Complaint Versus Texas Utilities Electric Company (Docket No. 17285). The increase in fuel-related revenues was attributable to higher fuel costs as discussed below.

      Fuel expense increased to $122.8 million for 1998 from $119.2 million compared to 1997 due primarily to a 6% increase in generation. The increase in generation was due largely to a 4% increase in MWH sales. Partially offsetting the increase was lower average unit cost of fuel. The average unit cost of fuel declined from $1.98 per MMbtu in 1997 to $1.83 per MMbtu in 1998. This decline in the average unit costs of fuel was due primarily to lower spot market natural gas and coal prices. Purchased power expense declined $2.4 million, or 5%, for 1998 compared to 1997 as a result of decreased economy energy purchases.

      Other operating expenses declined $3.9 million in 1998 when compared to 1997 resulting from a reduction in transmission expenses resulting from a transmission service agreement adjustment related to the final order in Texas Commission Docket No. 17285. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - CPL and WTU Complaint Versus Texas Utilities Electric Company (Docket No. 17285) for additional information on the transmission service agreement. Additionally, other operating expenses also decreased due to lower employee-related expenses. The decrease was offset in part by higher production related expenses resulting from the increased utilization of generating stations to meet increased weather-related customer demand. Maintenance expenses rose $2.7 million from 1997 as a result of increased unplanned power plant maintenance activity.

      Operating income taxes were $20.6 million for 1998 compared to $9.4 million in 1997 for an increase of $11.2 million as a result of higher pre-tax income.

      Other income and deductions increased $1.2 million due to an increase in interest income on temporary cash investments, merchandise sales and under-recovered fuel cost.

                                     2-140

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

      Other operating expense increased $26.7 million, or 40%, for 1997 compared to 1996 due primarily to a $17.2 million increase in transmission expenses as a result of the Texas Commission rules regarding transmission access and pricing. Also contributing to the increase was a $5.2 million write-off of previously capitalized demand side management energy efficiency incentives and the write-off of obsolete inventory for $1.5 million. Partially offsetting the increase in other operating expense was a decrease in pension expense for 1997 compared to 1996. See NOTE 5. BENEFIT PLANS for additional information related to changes in the pension plan. Depreciation and amortization increased $1.8 million, or 4.6%, as a result of an increase in depreciable plant. Taxes, other than income increased $1.3 million due to changes in ad valorem, local franchise, and gross receipt taxes. Income taxes decreased $5.8 million in 1997 compared to 1996 due primarily to lower pre-tax income in 1997 and timing differences.

      Other income and deductions increased $11.4 million for 1997 compared to 1996 as a result of the absence in 1997 of a one-time charge incurred in 1996 associated with certain investments for plant sites, engineering studies, and lignite reserves of $10.9 million, net of tax.


                                     2-141

WTU
Statements of Income
West Texas Utilities Company
--------------------------------------------------------------------------------

                                                                                     For the Years Ended December 31,
                                                                              ------------------------------------------------
                                                                                  1998             1997              1996
                                                                              --------------   -------------     -------------
                                                                                                (thousands)
Electric Operating Revenues
    Residential                                                                   $ 134,204       $ 124,578         $ 124,214
    Commercial                                                                       76,155          73,196            72,422
    Industrial                                                                       51,715          56,928            52,375
    Sales for resale                                                                 97,560          88,814            88,921
    Other                                                                            65,319          54,262            39,125
                                                                              --------------   -------------     -------------
                                                                                    424,953         397,778           377,057
                                                                              --------------   -------------     -------------
Operating Expenses and Taxes
    Fuel                                                                            122,836         119,158           132,034
    Purchased power                                                                  48,131          50,493            31,803
    Other operating                                                                  89,924          93,796            68,869
    Maintenance                                                                      16,666          14,013            14,122
    Depreciation and amortization                                                    42,750          41,592            39,755
    Taxes, other than income                                                         24,638          24,669            23,402
    Income taxes                                                                     20,643           9,490            15,338
                                                                              --------------   -------------     -------------
                                                                                    365,588         353,211           325,323
                                                                              --------------   -------------     -------------
Operating Income                                                                     59,365          44,567            51,734
                                                                              --------------   -------------     -------------

Other Income and Deductions
    Charges for investments and plant development costs                                  --              --           (14,949)
    Allowance for equity funds used during construction                                 678             227               423
    Other                                                                             1,580             766               210
    Non-operating income taxes                                                          454             471             4,394
                                                                              --------------   -------------     -------------
                                                                                      2,712           1,464            (9,922)
                                                                              --------------   -------------     -------------
Income Before Interest Charges                                                       62,077          46,031            41,812
                                                                              --------------   -------------     -------------

Interest Charges
    Interest on long-term debt                                                       20,352          20,352            21,169
    Interest on short-term debt and other                                             4,580           4,911             4,925
    Allowance for borrowed funds used during construction                              (669)           (693)             (853)
                                                                              --------------   -------------     -------------
                                                                                     24,263          24,570            25,241
                                                                              --------------   -------------     -------------

Net Income                                                                           37,814          21,461            16,571
    Less: Preferred stock dividends                                                     104             144               264
    Gain on Reaquired Preferred Stock                                                    --           1,085                --
                                                                              --------------   -------------     -------------
Net Income for Common Stock                                                        $ 37,710        $ 22,402          $ 16,307
                                                                              ==============   =============     =============


        The accompanying notes to financial statements as they relate to WTU are an integral part of these statements.

                                     2-142

WTU
Statements of Retained Earnings
West Texas Utilities Company
--------------------------------------------------------------------------------

                                                                                  For the Years Ended December 31,
                                                                           -----------------------------------------------
                                                                               1998             1997             1996
                                                                           -------------    -------------    -------------
                                                                                            (thousands)

Retained Earnings at Beginning of Year                                        $ 119,479        $ 123,077        $ 125,770
    Net income for common stock                                                  37,710           22,402           16,307
    Deduct:   Common stock dividends                                             40,000           26,000           19,000
                                                                           -------------    -------------    -------------
Retained Earnings at End of Year                                              $ 117,189        $ 119,479        $ 123,077
                                                                           =============    =============    =============


        The accompanying notes to financial statements as they relate to WTU are an integral part of these statements.

                                     2-143

WTU
Balance Sheets
West Texas Utilities Company
--------------------------------------------------------------------------------

                                                                                      As of December 31,
                                                                              ------------------------------------
                                                                                   1998                 1997
                                                                              ----------------     ---------------
                                                                                           (thousands)
ASSETS

  Electric Utility Plant
    Production                                                                      $ 429,896           $ 417,849
    Transmission                                                                      213,630             208,905
    Distribution                                                                      382,373             363,911
    General                                                                           108,878             104,026
    Construction work in progress                                                      11,805              14,154
                                                                              ----------------     ---------------
                                                                                    1,146,582           1,108,845
  Less - Accumulated depreciation                                                     473,503             441,281
                                                                              ----------------     ---------------
                                                                                      673,079             667,564
                                                                              ----------------     ---------------
Current Assets
    Cash                                                                                2,093                 811
    Advances to affiliates                                                                 --              19,802
    Accounts receivable                                                                31,689              10,570
    Materials and supplies, at average cost                                            14,191              14,246
    Fuel inventory                                                                     13,186              12,471
    Accumulated deferred income taxes                                                     366                  --
    Under-recovered fuel costs                                                          3,980              11,968
    Prepayments and other                                                               5,988               4,006
                                                                              ----------------     ---------------
                                                                                       71,493              73,874
                                                                              ----------------     ---------------
Deferred Charges and Other Assets
    Deferred Oklaunion costs                                                           14,910              18,637
    Restructuring costs                                                                 7,079               8,966
    Other                                                                              31,943              33,107
                                                                              ----------------     ---------------
                                                                                       53,932              60,710
                                                                              ----------------     ---------------

                                                                                    $ 798,504           $ 802,148
                                                                              ================     ===============

      The accompanying notes to financial statements as they relate to WTU are an integral part of these statements.

                                     2-144

WTU
Balance Sheets
West Texas Utilities Company
--------------------------------------------------------------------------------

                                                                                       As of December 31,
                                                                             ----------------------------------------
                                                                                  1998                     1997
                                                                             ---------------          ---------------
CAPITALIZATION AND LIABILITIES                                                              (thousands)
Capitalization
    Common stock:   $25 par value
        Authorized:  7,800,000 shares
        Issued and outstanding: 5,488,560 shares                                  $ 137,214                $ 137,214
    Paid-in capital                                                                   2,236                    2,236
    Retained earnings                                                               117,189                  119,479
                                                                             ---------------          ---------------
        Total Common Stock Equity                                                   256,639      48%         258,929      48%
                                                                             ---------------  ------- ---------------  -------

    Preferred stock                                                                   2,482      --%           2,483      --%
    Long-term debt                                                                  282,211      52%         278,640      52%
                                                                             ---------------  ------- ---------------  -------

        Total Capitalization                                                        541,332     100%         540,052     100
                                                                             ---------------  ------- ---------------  -------


Current Liabilities
    Advances from affiliates                                                          4,573                       --
    Payables to affiliates                                                           19,917                   21,569
    Accounts payable                                                                 31,473                   29,522
    Accrued taxes                                                                    10,031                   11,375
    Accumulated deferred income taxes                                                    --                      203
    Accrued interest                                                                  4,125                    4,525
    Other                                                                             3,797                    3,859
                                                                             ---------------          ---------------
                                                                                     73,916                   71,053
                                                                             ---------------          ---------------
Deferred Credits
    Accumulated deferred income taxes                                               140,731                  149,346
    Investment tax credits                                                           26,597                   27,918
    Income tax related regulatory liabilities, net                                   12,088                    9,482
    Other                                                                             3,840                    4,297
                                                                             ---------------          ---------------
                                                                                    183,256                  191,043
                                                                             ---------------          ---------------

                                                                                  $ 798,504                $ 802,148
                                                                             ===============          ===============



      The accompanying notes to financial statements as they relate to WTU are an integral part of these statements.

                                     2-145

WTU
Statements of Cash Flows
West Texas Utilities Company
--------------------------------------------------------------------------------

                                                                                For the Years Ended December 31,
                                                                           --------------------------------------------
                                                                               1998           1997            1996
                                                                           -------------   ------------    ------------
                                                                                           (thousands)
OPERATING ACTIVITIES
    Net Income                                                                 $ 37,814       $ 21,461        $ 16,571
    Non-cash Items Included in Net Income
        Depreciation and amortization                                            43,826         43,138          41,342
        Deferred income taxes and investment tax credits                         (7,899)        (2,275)          4,397
        Charges for investments and assets                                        1,527          5,296          14,905
        Inventory reserve                                                            --          1,498             809
    Changes in Assets and Liabilities
        Accounts receivable                                                     (21,119)        13,553           4,800
        Fuel inventory                                                             (715)         4,203          (2,848)
        Accounts payable                                                          1,952         (4,182)            584
        Payables to affiliates                                                   (1,652)         7,991           5,334
        Accrued taxes                                                            (1,344)        (2,088)            281
        Fuel recovery                                                             7,988         (3,007)        (11,917)
        Other deferred credits                                                     (457)        13,284          (5,482)
        Other                                                                      (261)        (3,626)          1,987
                                                                           -------------   ------------    ------------
                                                                                 59,660         95,246          70,763
                                                                           -------------   ------------    ------------
INVESTING ACTIVITIES
    Construction expenditures                                                   (36,867)       (31,817)        (42,453)
    Other                                                                        (5,782)           261          (1,795)
                                                                           -------------   ------------    ------------
                                                                                (42,649)       (31,556)        (44,248)
                                                                           -------------   ------------    ------------
FINANCING ACTIVITIES
    Proceeds from issuance of long-term debt                                         --             --          43,256
    Reacquisition of long-term debt                                                  --             --         (45,639)
    Redemption of preferred stock                                                    --         (2,724)             --
    Payment of dividends                                                        (40,104)       (26,184)        (19,198)
    Change in advances from affiliates                                            4,573        (14,833)         (4,987)
                                                                           -------------   ------------    ------------
                                                                                (35,531)       (43,741)        (26,568)
                                                                           -------------   ------------    ------------

Net Change in Cash and Cash Equivalents                                         (18,520)        19,949             (53)
Cash and Cash Equivalents at Beginning of Year                                   20,613            664             717
                                                                           -------------   ------------    ------------
Cash and Cash Equivalents at End of Year                                        $ 2,093       $ 20,613           $ 664
                                                                           =============   ============    ============

SUPPLEMENTARY INFORMATION
    Interest paid less amounts capitalized                                     $ 17,250       $ 19,659        $ 20,248
                                                                           =============   ============    ============
    Income taxes paid                                                          $ 29,533       $ 15,710         $ 6,295
                                                                           =============   ============    ============



      The accompanying notes to financial statements as they relate to WTU are an integral part of these statements.

                                     2-146

WTU
Statements of Capitalization
West Texas Utilities Company
--------------------------------------------------------------------------------
                                                           As of December 31,
                                                  ------------------------------
                                                       1998            1997
                                                  -------------   --------------
                                                           (thousands)
COMMON STOCK EQUITY                                  $ 256,639        $ 258,929
                                                  -------------   --------------

PREFERRED STOCK
Cumulative $100 Par Value, Authorized 810,000 shares
                 Number        Current
                 of Shares     Redemption
Series           Outstanding   Price
-----------------------------------------

4.40%            23,675        $107.00                   2,367            2,368
Premium                                                    115              115
                                                  -------------   --------------
                                                         2,482            2,483
                                                  -------------   --------------


LONG-TERM DEBT
First Mortgage Bonds
    Series P, 7 3/4%, due June 1, 2007                  25,000           25,000
    Series Q, 6 7/8%, due October 1, 2002               35,000           35,000
    Series R, 7%, due October 1, 2004                   40,000           40,000
    Series S, 6 1/8%, due February 1, 2004              40,000           40,000
    Series T, 7 1/2%, due April 1, 2000                 40,000           40,000
    Series U, 6 3/8%, due October 1, 2005               80,000           80,000
Installment Sales Agreements - PCRBs  *
    Series 1996, 6%, due June 1,  2020 (Red River)      44,310           44,310
Unamortized discount                                      (792)            (960)
Unamortized costs of reacquired debt                   (21,307)         (24,710)
                                                  -------------   --------------
                                                       282,211          278,640
                                                  -------------   --------------

TOTAL CAPITALIZATION                                 $ 541,332        $ 540,052
                                                  =============   ==============

*Obligations incurred in connection with the sale by public authorities of tax-exempt PCRBs.


      The accompanying notes to financial statements as they relate to WTU are an integral part of these statements.

                                     2-147

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

12.  NEW ACCOUNTING STANDARDS See CSW's NOTE 18.



                                     2-148

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of West Texas Utilities Company:

      We have audited the accompanying balance sheets and statements of capitalization of West Texas Utilities Company (a Texas corporation and a wholly-owned subsidiary of Central and South West Corporation) as of December 31, 1998 and 1997, and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of West Texas Utilities Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Texas Utilities Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.





/s/ Arthur Andersen LLP
Arthur Andersen LLP

Dallas, Texas
February 12, 1999

                                     2-149

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

      WTU believes that, in all material respects, its system of internal controls over financial reporting and over safeguarding of assets against unauthorized acquisition, use or disposition functioned effectively as of December 31, 1998.






/s/ Paul J. Brower                                      /s/ R. Russell Davis
    Paul J. Brower                                          R. Russell Davis
    General Manager/President - WTU                         Controller - WTU

                                     2-150

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

CSW                     None.
CPL                     None.
PSO                     None.
SWEPCO                  None.
WTU                     None.



                                     2-151

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS.

      CSW has filed with the SEC its Proxy Statement relating to its 1999 Annual Meeting of Stockholders. The information required by ITEM 10, other than with respect to certain information regarding the executive officers of CSW which is included in ITEM 1-BUSINESS, is hereby incorporated by reference herein from the 1999 CSW Notice Of Annual Meeting Of Stockholders and Proxy Statement.

      (a) Directors of each of the U.S. Electric Operating Companies, together with certain information with respect to each of them, are listed below. Ages are as of March 1, 1999.

                    Name, Age, Principal                              Year
               Occupation, Business Experience                    First Became
                   and Other Directorships                          Director
--------------------------------------------------------------------------------

CPL
JOHN F. BRIMBERRY             AGE - 66                                1995
CEO of Professional Insurance Agents, Inc., Victoria, Texas.

E. R. BROOKS                  AGE - 61                                1991
Chairman and CEO of CSW since 1991. Director of CSW and each of its subsidiaries. President of CSW from 1991 to 1997.
Director of Hubbell, Inc., Orange,  Connecticut.  Trustee of
Baylor Health Care Center,  Dallas, Texas and Hardin-Simmons
University, Abilene, Texas.

GLENN FILES                   AGE - 51                                1996
Senior Vice President of CSW since 1996. President and CEO of WTU from 1992 to 1996.

RUBEN M. GARCIA               AGE - 67                                1981
President  and CEO of  Modem  Construction  Inc.  and  Modem
Machine Shop, Inc., Laredo, Texas.

ALPHONSO R. JACKSON           AGE - 53                                1998
President of CSW-Texas since February 1998. Vice President of CSW Energy, Inc., from 1996 to 1998. President and CEO of
The Housing  Authority  of the City of Dallas,  Texas,  from
1989 to 1996.  Director of Chase Bank of Texas N.A., Dallas,
Texas.  Director  of Chase  Bank of  Texas,  N.A.,  Houston,
Texas.

ROBERT A. McALLEN             AGE - 64                                1983
Robert A. McAllen, Insurance Agency, Weslaco, Texas.

                                       3-1

                    Name, Age, Principal                              Year
               Occupation, Business Experience                    First Became
                   and Other Directorships                          Director
--------------------------------------------------------------------------------

PETE MORALES, JR.              AGE - 58                                1990
President of Morales Feed Lots, Inc., Devine, Texas.

H. LEE RICHARDS                AGE - 65                                1987
Chairman of the Board of Hygeia  Dairy  Company,  Harlingen,
Texas.

J.  GONZALO  SANDOVAL          AGE - 50                                1992
General   Manager/President  of  CPL  since  February  1998.
General  Manager of CPL from 1996 to 1998.  Vice  President,
Operations and Engineering of CPL from 1993 to 1996.

GERALD E. VAUGHN               AGE - 56                                1993
Chairman  for the STPNOC  since its  formation  in September
1997.  Vice  President,  Nuclear of CSW Services since 1994.
Vice President, Nuclear Affairs of CPL from 1993 to 1994.

      Each of the directors and executive officers of CPL is elected to hold office until the first meeting of CPL's Board of Directors after the 1999 Annual Meeting of Stockholders. CPL's 1999 Annual Meeting of Stockholders is presently scheduled to be held on April 8, 1999. All outside directors have engaged in their principal occupations listed above for a period of more than five years, unless otherwise indicated.


PSO
E. R. BROOKS                   AGE - 61                                1991
Chairman and CEO of CSW since 1991. Director of CSW and each of its subsidiaries. President of CSW from 1991 to 1997.
Director of Hubbell, Inc., Orange,  Connecticut.  Trustee of
Baylor Health Care Center,  Dallas, Texas and Hardin-Simmons
University, Abilene, Texas.

T. D. CHURCHWELL               AGE - 54                                1996
President of PSO since 1996. Executive Vice President of WTU from 1993 to 1996.

HARRY A. CLARKE                AGE - 70                                1972
General  Partner and  President of HAC  Investments,  Afton,
Oklahoma.

GLENN FILES                    AGE - 51                                1996
Senior Vice President of CSW since 1996. President and CEO of WTU from 1992 to 1996.

                                       3-2

                    Name, Age, Principal                              Year
               Occupation, Business Experience                    First Became
                   and Other Directorships                          Director
--------------------------------------------------------------------------------

PAUL K. LACKEY, JR.            AGE - 55                                1992
Chief of Staff for the  Governor  of the  State of  Oklahoma
since  1997.   Secretary  of  Health  and  Human   Services,
Executive Director of the Office of Juvenile Affairs,  State
of   Oklahoma,   from  1995  to  1997.   Consultant,   Flint
Industries, Inc., a construction, electronics manufacturing, and environmental services company, Tulsa, Oklahoma, during a portion of 1995. President, Flint Industries, Inc. from
1986 to 1995. Director of Bank South, Tulsa, Oklahoma.

PAULA MARSHALL-CHAPMAN        AGE - 45                                1991
President and CEO of Bama Companies, a baked goods products company, Tulsa, Oklahoma.

WILLIAM R. McKAMEY            AGE - 52                                1993
General Manager of PSO since 1996. Vice President, Marketing and Business Development of PSO from 1993 to 1996.

DR. ROBERT B. TAYLOR, JR.     AGE - 70                                1975
Dentist, Okmulgee, Oklahoma.

Each of the directors and executive officers of PSO is elected to hold office until the first meeting of PSO's Board of Directors after the 1999 Annual Meeting of Stockholders. PSO's 1999 Annual Meeting of Stockholders is presently scheduled to be held on April 20, 1999. All outside directors have engaged in their principal occupations listed above for a period of more than five years, unless otherwise indicated.


SWEPCO
KAREN C. ADAMS                 AGE - 38                               1996
General Manager of SWEPCO since 1996. Director of Regulatory
Services at CSW from 1995 to 1996. Administrative Director of the El Paso Transition Team at CSW from 1993 to 1995.

E. R. BROOKS                   AGE - 61                               1991
Chairman and CEO of CSW since 1991. Director of CSW and each of its subsidiaries. President of CSW from 1991 to 1997.
Director of Hubbell, Inc., Orange,  Connecticut.  Trustee of
Baylor Health Care Center,  Dallas, Texas and Hardin-Simmons
University, Abilene, Texas.

JAMES E. DAVISON               AGE - 61                               1993
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

                                       3-3

                    Name, Age, Principal                              Year
               Occupation, Business Experience                    First Became
                   and Other Directorships                          Director
--------------------------------------------------------------------------------

GLENN FILES                    AGE - 51                               1996
Senior Vice President of CSW since 1996. President and CEO of WTU from 1992 to 1996.

DR. FREDERICK E. JOYCE         AGE - 64                               1990
President of  Chappell-Joyce  Pathology  Association,  P.A.,
Texarkana,    Texas.   President   of   Doctors   Diagnostic
Laboratory,  Inc., Texarkana,  Texas. Director of New Boston
Bank Shares,  Inc., New Boston,  Texas.  Director of Century
Bank, New Boston, Texas.

JOHN M. LEWIS                 AGE - 59                                1997
Chairman and CEO of The Bank of Fayetteville,  Fayetteville,
Arkansas.

WILLIAM C. PEATROSS           AGE - 55                                1990
President  and  CEO  of  United  Title  of  Louisiana,  Inc.
Director of Deposit Guaranty Bank. Both entities are located in Shreveport, Louisiana.

MAXINE P. SARPY               AGE - 59                                1996
Vice President and Office Manager for Sarpy Medical  Clinic,
Shreveport, Louisiana.

MICHAEL H. MADISON            AGE - 50                                1998
President of SWEPCO since April 1998.  Programme Director of
SEEBOARD from 1996 to 1998. Vice  President,  Operations and
Engineering of SWEPCO from 1993 to 1996.

Each of the directors and executive officers of SWEPCO is elected to hold office until the first meeting of SWEPCO's Board of Directors after the 1999 Annual Meeting of Stockholders. SWEPCO's 1999 Annual Meeting of Stockholders is presently scheduled to be held on April 14, 1999. All outside directors have engaged in their principal occupations listed above for a period of more than five years, unless otherwise indicated.

WTU
E. R. BROOKS                   AGE - 61                                1991
Chairman and CEO of CSW since 1991. Director of CSW and each of its subsidiaries. President of CSW from 1991 to 1997.
Director of Hubbell, Inc., Orange,  Connecticut.  Trustee of
Baylor Health Care Center,  Dallas, Texas and Hardin-Simmons
University, Abilene, Texas.

PAUL J. BROWER                 AGE - 50                                1991
General   Manager/President  of  WTU  since  February  1998.
General  Manager of WTU from 1996 to 1998.  Vice  President,
Marketing and Business Development of WTU from 1991 to 1996.

                                       3-4

                    Name, Age, Principal                              Year
               Occupation, Business Experience                    First Became
                   and Other Directorships                          Director
--------------------------------------------------------------------------------

GLENN FILES                    AGE - 51                                1996
Senior Vice President of CSW since 1996. President and CEO of WTU from 1992 to 1996.

ALPHONSO R. JACKSON            AGE - 53                                1998
President of CSW-Texas since February 1998. Vice President of CSW Energy, Inc., from 1996 to 1998. President and CEO of
The Housing  Authority  of the City of Dallas,  Texas,  from
1989 to 1996.  Director of Chase Bank of Texas N.A., Dallas,
Texas.  Director  of Chase  Bank of  Texas,  N.A.,  Houston,
Texas.

TOMMY MORRIS                  AGE - 64                                1976
President  of  The  Tommy  Morris  Agency,   an  independent
insurance and investment agency, Abilene, Texas.

DIAN G. OWEN                  AGE - 58                                1994
Chairperson,  Mansfeldt Investment Corporation,  since 1997.
Chairperson,  Dian Graves Owen Foundation, a general purpose private foundation, since 1996. Consultant, Owen Healthcare,
Inc., a hospital pharmacy  management  services company from
1997  to  present.   Corporate   Executive/Founder  of  Owen
Healthcare, Inc., from 1976 to 1997.

JAMES M. PARKER               AGE - 68                                1987
President and CEO of J. M. Parker and  Associates,  Inc., an
investment  company,   Abilene,  Texas.  Director  of  First
Financial  Bankshares,  Inc.  and  First  National  Bank  of
Abilene, Abilene, Texas.

F. L.  STEPHENS               AGE - 60                                1980
Chairman and CEO of Town & Country Food  Stores,  Inc.,  San
Angelo, Texas.

Each of the directors and executive officers of WTU is elected to hold office until the first meeting of WTU's Board of Directors after the 1999 Annual Meeting of Stockholders. WTU's 1999 Annual Meeting of Stockholders is presently scheduled to be held on March 30, 1999. All outside directors have engaged in their principal occupations listed above for a period of more than five years, unless otherwise indicated.


                                       3-5

(b) The following is a list of officers who are not directors of the registrants, together with certain information with respect to each of them:

                                                                      Year
                    Name, Age, Principal                        First Elected to
             Occupation and Business Experience                 Present Position
--------------------------------------------------------------------------------

U.S. Electric Operating Companies
WENDY G. HARGUS                AGE - 41                               1996
Treasurer of CSW, CPL, PSO, SWEPCO, WTU and CSW Services since 1996. Controller of CSW from 1993 to 1996.

R. RUSSELL DAVIS              AGE - 42                                1994
Controller of CPL, PSO, WTU,  SWEPCO and CSW Services  since
1994.

CPL
BRENDA L. SNIDER              AGE - 45                                1996
Corporate Secretary of CPL since 1996. Manager of Planning and Analysis at CPL since 1996. Senior Financial Consultant at CPL from 1994 to 1996.

PSO
LINA P. HOLM                   AGE - 58                               1997
Corporate Secretary and Executive Secretary to the President of PSO since 1997. Executive Secretary to the President and Assistant Corporate Secretary of PSO from 1992 to 1997.

SWEPCO
MARILYN S. KIRKLAND            AGE - 51                               1995
Corporate   Secretary  of  SWEPCO   since  1995.   Executive
Administrator  since 1997. Senior Executive Secretary to the
President, from 1992 to 1997.

WTU
MARTHA MURRAY                  AGE - 53                               1992
Corporate Secretary of WTU since 1992.


                                       3-6

ITEM 11. EXECUTIVE COMPENSATION.

Cash and Other Forms of Compensation

CSW
      Information required by ITEM 11 with respect to CSW is hereby incorporated by reference herein from the 1999 CSW Notice Of Annual Meeting Of Stockholders and Proxy Statement.

      The following table sets forth the aggregate cash and other compensation for services rendered for the fiscal years of 1998, 1997 and 1996 paid or awarded to the President of each of the U.S. Electric Operating Companies and the Named Executive Officers as defined below.

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

U.S. Electric Operating Companies


                          SUMMARY COMPENSATION TABLE

                                                                 Long-Term Compensation
                                                 ---------------------------------------------------------
                         Annual Compensation             Awards                     Payouts
                        -----------------------   --------------------   ---------------------------------
                                                  Other                                            All
                                                  Annual   Restricted    Securities                Other
    Name and                                      Compen-    Stock       Underlying     LTIP       Compen-
Principal Position            Salary     Bonus    sation    Award(s)     Options/      Payouts     sation
  at Registrant        Year     ($)     ($)(1)    ($)(2)     ($)(1)(3)    SARs(#)      ($)(4)      ($)(5)
--------------------   ----   -------   -------   -------  -----------   ----------   ---------  ---------

Glenn Files            1998   392,307   125,000    10,753       --           --          75,992    23,263
 Senior Vice President 1997   374,999   143,099     8,534       --         31,000         --       23,757
 of CSW Electric       1996   331,135    44,860    66,415     153,750        --           --       23,992
 Operations (2,4,5)

Richard H. Bremer      1998   328,154    48,642     2,499       --           --          87,818    23,263
 President of CSW      1997   307,462    99,993     4,648       --         26,000         --       21,357
 Energy Services       1996   305,910   144,404    73,711     153,750        --           --       21,742
 business unit (2,4,5)

Robert L. Zemanek      1998   294,144     9,560    49,818       --           --          81,702     23,263
 President of CSW      1997   283,250    89,279    10,272       --         24,000         --        23,757
 Energy Delivery       1996   283,250   176,863     6,500     153,750        --           --        23,992
 business unit (2,4,5)

Richard P. Verret      1998   270,038    50,953     1,833       --           --          47,576      7,900
 President of CSW      1997   251,230    83,390     2,083       --         21,000         --         7,953
 Production            1996   236,154    84,788     6,055      89,688        --           --         7,590
 (4,5)

J. Gonzalo Sandoval    1998   138,115     8,110       --        --           --           18,944     6,580
 General Manager/
 President of CPL(4)

T.D. Churchwell        1998   199,904     6,738     2,359       --           --           37,942     7,900
 President of PSO      1997   192,500    53,672     2,167       --         13,000         --         6,398
 (2,4,5)               1996   192,500    24,097    79,730      38,438        --           --         5,340

Michael H. Madison     1998   178,593    53,150    28,914       --           --           18,944     7,900
 President of SWEPCO
 (2,4,5)

Paul Brower,           1998   138,115     2,874    15,136       --           --           18,944     6,344
 General Manager/
 President of WTU(2,4)

(Notes are on the following page)

                                       3-7

(1) Amounts in these columns are paid or awarded in a calendar year for performance in a preceding year.

(2) The following are the perquisites and other personal benefits required to be identified in respect of each Named Executive Officer. In 1998, Mr. Zemanek was reimbursed $12,000 for a company automobile allowance and $19,314 for moving expenses. In 1998, Mr. Madison was reimbursed $8,100 for a company automobile allowance and $6,444 for moving expenses. In 1998, Mr. Brower was reimbursed $8,542 for membership dues.

                    1996 Relocation Reimbursements
            ------------------------------------------------
            Glenn Files                             $25,662
            Richard H. Bremer                        34,117
            T.D. Churchwell                          38,955

(3) Grants of restricted stock are administered by the Executive Compensation Committee of the CSW Board of Directors, which has the authority to determine the individuals to whom and the terms upon which restricted stock grants, including the number of underlying shares, shall be made. The awards reflected in this column were made in 1996 and have a four-year vesting period with 25 percent of the stock vesting on each anniversary date. Upon vesting, shares of CSW Common Stock are re-issued without restrictions. The individuals receive dividends and may vote shares of restricted stock, even before they are vested. The amount reported in the Summary Compensation Table represents the market value of the shares at the date of grant. As of December 31, 1998, the aggregate restricted stock holdings of each of the Named Executive Officers are presented in the following table.

                                        Restricted
                                       Stock Held      Market Value at
                                     At December 31,     December 31,
       Name                                1998             1998
       ---------------------------------------------------------------
       Glenn Files                        5,808           $159,357
       Richard H. Bremer                  6,245            171,347
       Robert L. Zemanek                  6,019            165,146
       Richard P. Verret                  3,508             96,251
       J. Gonzalo Sandoval                1,450             39,784
       T. D. Churchwell                   2,152             59,046
       Michael H. Madison                 1,450             39,784
       Paul J. Brower                     1,450             39,784


(4)The awards reflected in this column are the value of restricted shares paid out under the LTIP in 1998. The awards have a two-year vesting period with 50 percent of the stock vesting on each anniversary date. Upon vesting, shares of CSW Common Stock are re-issued without restrictions. The individual receives dividends and may vote shares of restricted stock, even before they are vested. The amount reported in the Summary Compensation Table represents the market value of the shares at the date of grant.

(5)Amounts shown in this column consist of: (i) the annual employer matching payments to CSW's Retirement Savings Plan; (ii) premiums paid per participant for personal liability insurance; and (iii) average amounts of premiums paid per participant in those years under CSW's memorial gift program. Under this program, for certain executive officers, directors and retired directors from the CSW System, CSW will make a donation in a participant's name to up to three charitable organizations in an aggregate of $500,000, payable by CSW upon such person's death. CSW maintains corporate-owned life insurance policies to fund the program. The annual premiums paid by CSW are based on pooled risks and averaged $15,363 per participant for 1998, $15,803 for 1997, and $16,402 for 1996. In 1998, 1997 and 1996, Messrs. Bremer, Files and Zemanek participated.


                                      3-8

Option/SAR Grants

No stock options or appreciation rights were granted in 1998.

Option/SAR Exercises and Year-End Value Table

      Shown below is information regarding option/SAR exercises during 1998 and unexercised options/SARs at December 31, 1998 for the Named Executive Officers.

                          Aggregated Option/SAR Exercises in 1998
                           and Fiscal Year-End Option/SAR Values


                                                   Number of CSW Securities      Value of Unexercised
                                        Value       Underlying Unexercised     In-the-Money Options/SARs
                    Shares Acquired    Realized    Options/SARs at Year-End     Options/SARs at Year-End
Name                 on Exercise(#)      ($)       Exercisable/Unexercisable   Exercisable/Unexercisable(1)
------------------------------------------------------------------------------------------------------------

Glenn Files               --              --             33,986/20,677               83,564/138,211
Richard H. Bremer         --              --             36,998/17,334               72,493/115,921
Robert L. Zemanek         --              --             33,430/16,000               69,051/107,000
Richard P. Verret       17,190          73,557            3,135/14,000               (6,858)/93,625
J. Gonzalo Sandoval      4,010          10,524              2,916/--                   (6,379)/--
T. D. Churchwell         4,333          28,977             9,268/8,667                 9,238/57,961
Michael H. Madison       7,676          35,040             3,135/7,334               (6,858)/49,046
Paul J. Brower            --              --                 7,145/--                    3,666/--

(1)Calculated based upon the difference between the closing price of CSW's Shares on the New York Stock Exchange on December 31, 1998 ($27.4375 per share) and the exercise price per share of the outstanding unexercisable and exercisable options ($20.750, $24.813 and $29.625, as applicable).

Long-term Incentive Plan Awards in 1998

      The following table shows information concerning awards made to the Named Executive Officers during 1998 under the CSW LTIP.

                                                 Estimated Future Payouts under
                                                   Non-Stock Price Based Plans
                                                --------------------------------
                                    Performance
                                         or
                                    Other Period
                       Number of       Until
                     Shares, Units   Maturation
                          or         Or Payout   Threshold    Target    Maximum
Name                 Other Rights       (1)         ($)        ($)        ($)
--------------------------------------------------------------------------------
Glenn Files              8,314        2 years        --      225,000    337,500
Richard H. Bremer        7,006        2 years        --      189,600    284,400
Robert L. Zemanek        6,280        2 years        --      169,950    254,925
Richard P. Verret        5,720        2 years        --      154,800    232,200
J. Gonzalo Sandoval       --          2 years        --         -         --
T. D. Churchwell         2,845        2 years        --        77,000   115,500
Michael H. Madison       2,439        2 years        --        66,000    99,000
Paul J. Brower            --          2 years        --         --        --

 (1) Vesting period for awards paid at end of three year cycle.

      Payouts of these awards are contingent upon CSW's achieving a specified level of total stockholder return, relative to a peer group of utility companies, for a three-year period, or cycle, and exceeding a certain defined minimum threshold. If the Named Executive Officer's employment is terminated during the performance period for any reason other than death, total and permanent disability or retirement, then the award is canceled. The CSW LTIP contains a provision accelerating awards upon a change in control of CSW. If a

                                      3-9
change in control of CSW occurs, all options and SARs become fully exercisable and all restrictions, terms and conditions applicable to all restricted stock are deemed lapsed and satisfied and all performance-based units are deemed to have been fully earned, as of the date of the change in control. The CSW LTIP also contains provisions designed to prevent circumvention of the above acceleration provisions through coerced termination of an employee prior to a change in control.


Retirement Plan

      CSW maintains the Retirement Plan for eligible employees. In addition, CSW maintains the SERP, a non-qualified ERISA excess plan, that primarily provides benefits that cannot be payable under the Retirement Plan because of maximum limitations imposed on such plans by the Internal Revenue Code. Under the cash balance formula, each participant has an account for recordkeeping purposes only, to which dollar amount credits are allocated annually based on a percentage of the participant's pay. Pay for the Retirement Plan includes base pay, bonuses, overtime, and commissions. The applicable percentage is determined by the age and years of vesting service the participant has with CSW and its affiliates as of December 31 of each year (or as of the participant's termination date, if earlier). The following table shows the applicable percentage used to determine dollar amount credits at the age and years of service indicated.

                   Sum of Age plus
                  Years of Service      Applicable Percentage
               ------------------------------------------------
                     less than 30               3.0%
                        30-39                   3.5%
                        40-49                   4.5%
                        50-59                   5.5%
                        60-69                   7.0%
                     70 or more                 8.5%

     As of December 31, 1998, the sum of age plus years of service of the Named Executive Officers for the cash balance formula are as follows: Mr. Files, 78; Mr. Bremer, 71; Mr. Zemanek, 75; Mr. Verret, 78; Mr. Sandoval, 74, Mr. Churchwell, 74; Mr. Madison, 77; Mr. Brower, 71.

      All dollar amount balances in the accounts of participants earn a fixed rate of interest which is also credited annually. The interest rate for a particular year is the average rate of return of the 30-year Treasury Rate for November of the prior year. For 1998, the interest rate was 6.11%. For 1999, the interest rate is 5.25%. Interest continues to be credited as long as the participant's balance remains in the plan.

      At retirement or other termination of employment, an amount equal to the vested balance (including qualified and SERP benefit) then credited to the account is payable to the participant in the form of an immediate or deferred lump-sum or annuity. Benefits (both from the Retirement Plan and the SERP) under the cash balance formula are not subject to reduction for Social Security benefits or other offset amounts. The estimated annual benefit payable to each of the Named Officers as a single life annuity at age 65 under the Retirement Plan and the SERP is: Mr. Files, $233,016; Mr. Bremer, $180,955; Mr. Zemanek, $200,710; Mr. Verret, $148,896; Mr. Sandoval, $81,802; Mr. Churchwell; $93,338;
Mr. Madison, $114,653; Mr. Brower, $67,063. These projections are based on the following assumptions: (1) participant remains employed until age 65; (2) salary used is base pay paid for calendar year 1998 assuming no future increases plus bonus at 1998 target level; (3) interest credit at 5.25% for 1999 and future years; and (4) the conversion of the lump-sum cash balance to a single life annuity at normal retirement age is based on an interest rate of 5.25% and the 1983 Group Annuity Mortality Table, which sets forth generally accepted life expectancies.

                                      3-10

      In addition, certain employees who were 50 or over and had completed at least 10 years of service as of July 1, 1997, also continue to earn a benefit using the prior pension formula. At commencement of benefits, Mr. Verret and Mr. Churchwell have a choice of their accrued benefit using the cash balance formula or their accrued benefit using the prior pension formula. Once the participant selects either the earned benefit under the cash balance formula or the earned benefit under the prior pension formula, the other earned benefit is no longer available.

      The table below shows the estimated combined benefits payable from both the prior pension formula and the SERP based on retirement age of 65, the average compensation shown, the years of credited service shown, continued existence of the prior pension formula without substantial change and payment in the form of a single life annuity.

                            Annual Benefits After
                     Specified Years of Credited Service
          Average
       Compensation      15           20           25      30 or more
       ----------------------------------------------------------------

          $100,000     $25,050     $33,333      $41,667      $50,000
           150,000      37,575      50,000       62,500       75,000
           200,000      50,100      66,667       83,333      100,000
           250,000      62,625      83,333      104,167      125,000
           300,000      75,150     100,000      125,000      150,000
           350,000      87,675     116,667      145,833      175,000
           450,000     112,725     150,000      187,500      225,000
           550,000     137,775     183,333      229,167      275,000
           650,000     162,825     216,667      270,833      325,000
           750,000     187,875     250,000      312,500      375,000
           850,000     212,500     283,333      357,000      425,000
           950,000     237,975     316,667      395,833      475,000

      Benefits payable under the prior pension formula are based upon the participant's years of credited service (up to a maximum of 30 years), age at retirement, and covered compensation earned by the participant. The annual normal retirement benefit payable under the prior pension formula and the SERP are based on 1.67 percent of "Average Compensation" times the number of years of credited service (reduced by no more than 50 percent of a participant's age 62 or later Social Security benefit). "Average Compensation" is covered compensation for the prior pension formula and equals the average annual compensation, reported as salary in the Summary Compensation Table, during the 36 consecutive months highest pay during the 120 months prior to retirement.

      Respective years of credited service and ages, as of December 31, 1998, for the following officers who continue to earn a benefit under the prior pension formula are: Mr. Verret, 26 and 52, Mr. Churchwell, 20 and 54.


                                      3-11

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

                                       CPL         PSO       SWEPCO        WTU
                                   ---------------------------------------------

Number of regular board meetings        4           4           4           4
Annual directors' fees               $6,000      $6,000      $6,600       $6,000

Compensation Committee Interlocks and Insider Participation

      No person serving during 1998 as a member of the Executive Compensation Committee of the Board of Directors of CSW served as an officer or employee of any Registrant during or prior to 1998. No person serving during 1998 as an executive officer of the U.S. Electric Operating Companies serves or has served on the compensation committee or as a director of another company whose executive officers serve or has served as a member of the Executive Compensation Committee of CSW or as a director of one of the U.S. Electric Operating Companies.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      CSW
      The information required by ITEM 12 is incorporated by reference herein from the 1999 CSW Notice Of Annual Meeting Of Stockholders and Proxy Statement.

      U.S. Electric Operating Companies
      All of the outstanding shares of common stock of each of the U.S. Electric Operating Companies, presented in the following table, is owned beneficially and of record by CSW.

              Company              Shares        Par Value
              -------------------------------------------------
              CPL                6,755,535           $25
              PSO                9,013,000            15
              SWEPCO             7,536,640            18
              WTU                5,488,560            25


      Security Ownership of Management

      The following tables show securities beneficially owned as of December 31, 1998, by each director, the President, Executive Officers and all directors and Executive Officers as a group for each of the U.S. Electric Operating Companies. Share amounts shown in this table include options exercisable within 60 days after December 31, 1998, restricted stock, CSW Common Stock credited to Thrift Plus accounts and all other CSW Common Stock beneficially owned by the listed persons.

                                      3-12

      Each of the U.S. Electric Operating Companies has one or more series of preferred stock outstanding. As of December 31, 1998, none of the individuals listed in the following tables owned any shares of preferred stock of any of the U.S. Electric Operating Companies.

         Beneficial Ownership as of December 31, 1998
                                                           CSW Common
                                                           Underlying
                                CSW        Restricted      Immediately
                               Common        Stock         Exercisable
Name                            (1)         (2) (3)        Options (3)
------------------------------------------------------------------------
CPL
John F. Brimberry                 1,097         --               --
E. R. Brooks                    139,579      16,307           65,175
Glenn Files                      53,388       5,808           33,986
Ruben M. Garcia                      --         --               --
Robert A. McAllen                   250         --               --
Pete Morales, Jr.                    --         --               --
H. Lee Richards                   1,400         --               --
J. Gonzalo Sandoval               5,200       1,450            2,916
Gerald E. Vaughn                 10,535       1,450            5,003
Wendy Hargus                     12,966       1,450            8,983
Alphonso Jackson                  3,783         443            3,333
R. Russell Davis                  1,406         --             1,406
Brenda L. Snider                    620         --               --
                             -------------------------------------------
TOTAL                           230,224      26,908           120,802

PSO
E. R. Brooks                    139,579      16,307            65,175
T. D. Churchwell                 13,462       2,152             9,268
Harry A. Clarke                      --         --               --
Glenn Files                      53,388       5,808            33,986
Paul K. Lackey, Jr.                  --        --                --
Paula Marshall-Chapman               --        --                --
William R. McKamey               17,589       1,450             3,323
Dr. Robert B. Taylor, Jr.            --        --                --
Wendy Hargus                     12,966       1,450             8,983
R. Russell Davis                  1,406        --               1,406
Lina P. Holm                        682        --                 --
                             -------------------------------------------
TOTAL                           239,072      27,167           122,141

SWEPCO
Karen C. Adams                    2,587        --                 880
E. R. Brooks                    139,579      16,307            65,175
James E. Davison                 14,000        --                 --
Glenn Files                      53,388       5,808            33,986
Dr. Frederick E. Joyce               --        --                 --
John M. Lewis                        --        --                 --
William C. Peatross                  --        --                 --
Maxine P. Sarpy                     100        --                 --
Michael H. Madison                9,723       1,450             3,135
Wendy Hargus                     12,966       1,450             8,983
R. Russell Davis                  1,406        --               1,406
Marilyn  S. Kirkland                 --        --                 --
                             ------------------------------------------
TOTAL                           233,749      25,015           113,565

WTU
E. R. Brooks                    139,579      16,307            65,175
Paul J. Brower                   10,890       1,450             7,145
Glenn Files                      53,388       5,808            33,986
Tommy Morris                      2,000        --                 --
Dian G. Owen                         --        --                 --
James M. Parker                      --        --                 --
F. L. Stephens                    8,098        --                 --
Alphonso Jackson                  3,783         443             3,333
Wendy Hargus                     12,966       1,450             8,983
R. Russell Davis                  1,406        --               1,406
Martha Murray                     3,209        --                 --
                             -------------------------------------------
TOTAL                           235,319      25,458           120,028

(1)Beneficial ownership percentages are all less than one percent and therefore are omitted.
(2)These individuals currently have voting power, but not investment power, with respect to these shares.
(3)These shares are included in the CSW Common column.

                                      3-13

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       CSW
       The information required by ITEM 13 is incorporated herein by reference from the 1999 CSW Notice Of Annual Meeting Of Stockholders and Proxy Statement.

      U.S. Electric Operating Companies
      None.

                                      3-14

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

(2)   Exhibits.
      Exhibits for CSW, CPL, PSO, SWEPCO and WTU are listed in (c) Index to Exhibits below.

(b) Reports on Form 8-K.

CSW and PSO
Date of earliest event reported: October 1, 1998
Date of report: October 9, 1998
Item 5. Other Events and Item 7. Financial Statements and Exhibits, reporting the recommendation of an Oklahoma Commission administrative law judge to dismiss the AEP and CSW merger application due to insufficient information.

CSW, CPL, PSO, SWEPCO and WTU
Date of earliest event reported: November 19, 1998
Date of report: December 7, 1998
Item 5. Other Events and Item 7. Financial Statements and Exhibits, reporting the FERC's procedural schedule for the AEP and CSW merger application and a proposed merger settlement with two intervenors in the Texas merger proceedings.

CSW, CPL, PSO, SWEPCO and WTU
Date of earliest event reported: December 17, 1998
Date of report: January 5, 1999
Item 5. Other Events and Item 7. Financial Statements and Exhibits, reporting developments in the CSW and AEP merger proceedings in Arkansas, as well as, the current status of other regulatory proceedings.

                                      4-1

CSW
SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 1999. The signature of the undersigned registrant shall be deemed to relate only to matters having reference to such registrant and any subsidiaries thereof.

                                    CENTRAL AND SOUTH WEST CORPORATION

                                    By:  Lawrence B. Connors
                                         Controller

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 1999. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above named registrant and any subsidiaries thereof.

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

                                       *By:  Lawrence B. Connors
                                             Attorney-in-Fact

                                      4-2

CPL
SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 1999. The signature of the undersigned registrant shall be deemed to relate only to matters having reference to such registrant.

                                          CENTRAL POWER AND LIGHT COMPANY

                                          By:  R. Russell Davis
                                               Controller

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 1999. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above named registrant.

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

                                          *By:  R. Russell Davis
                                                Attorney-in-Fact





                                      4-3

PSO
SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 1999. The signature of the undersigned registrant shall be deemed to relate only to matters having reference to such registrant.

                                            PUBLIC SERVICE COMPANY OF OKLAHOMA

                                       By:  R. Russell Davis
                                            Controller

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 1999. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above named registrant.

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

                                       *By: R. Russell Davis
                                            Attorney-in-Fact




                                      4-4

SWEPCO
SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 1999. The signature of the undersigned registrant shall be deemed to relate only to matters having reference to such registrant.

                                    SOUTHWESTERN ELECTRIC POWER COMPANY

                                    By:  R. Russell Davis
                                         Controller

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 1999. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above named registrant.

Signature                                  Title
Michael H. Madison                         President and Director
                                           (Principal Executive Officer)

R. Russell Davis                           Controller
                                           (Principal Accounting and Financial
                                           Officer)

*Karen C. Adams                            General Manager and Director
*E. R. Brooks                              Director
*James E. Davison                          Director
*Glenn Files                               Director
*Dr. Frederick E. Joyce                    Director
*John M. Lewis                             Director
*William C. Peatross                       Director
*Maxine P. Sarpy                           Director

*R. Russell Davis, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to a power of attorney duly executed by each such person.

                                          *By:  R. Russell Davis
                                                Attorney-in-Fact





                                      4-5

WTU
SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 1999. The signature of the undersigned registrant shall be deemed to relate only to matters having reference to such registrant.

                                         WEST TEXAS UTILITIES COMPANY

                                          By:  R. Russell Davis
                                               Controller

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 1999. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above named registrant.

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

                                          *By:  R. Russell Davis
                                                Attorney-in-Fact





                                      4-6

(c) Index to Exhibits.

      The following exhibits indicated by an asterisk (*) preceding the exhibit number are filed herewith. The balance of the exhibits have heretofore been filed with the SEC, respectively, as the exhibits and in the file numbers indicated and are incorporated herein by reference. The exhibits marked with a plus (+) are management contracts or compensatory plans or arrangements required to be filed herewith and required to be identified as such by ITEM 14 of Form 10-K. Reference is made to a duplicate list of exhibits being filed as a part of this Form 10-K, which list, prepared in accordance with Item 102 of Regulation
S-T of the SEC,  immediately  precedes the  exhibits  being filed with this Form
10-K.

(2) Plan of acquisition, reorganization, arrangement, liquidation or succession.

      CSW and SWEPCO
 1 Plan of Reorganization for Cajun Electric Power Cooperative, Inc. submitted jointly by the Members Committee, SWEPCO and Gulf States
      Utilities Company (incorporated herein by reference to CSW and SWEPCO's Form 8-K dated April 19, 1996).
 2 Amended Plan of Reorganization for Cajun Electric Power Cooperative, Inc. submitted jointly by the Members Committee, SWEPCO and Entergy Texas, Inc. (incorporated herein by reference to CSW and SWEPCO's Form 8-K dated September 30, 1996).
 3 Amended and Restated Joint Plan of Reorganization for Cajun Electric Power Cooperative, Inc. submitted jointly by the Members Committee and SWEPCO dated March 18, 1998. (incorporated herein by reference to CSW and SWEPCO's Form 10-K dated December 31, 1997).

(3) Articles of Incorporation and Bylaws.

      CSW
 1    Certificate   of  Amendment  to  Second   Restated   Certificate   of
      Incorporation of CSW(incorporated herein by reference to Item 10, Exhibit B-1.2 to the 1993 CSW annual report on Form U5S).
*2    Bylaws of CSW, as amended January 20, 1999.

      CPL
 3 Restated Articles of Incorporation Without Amendment, Articles of Correction to Restated Articles of Incorporation Without Amendment,
      Articles  of  Amendment  to  Restated   Articles  of   Incorporation,
      Statements of Registered Office and/or Agent, and Articles of Amendment to the Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to CPL's Form 10-Q dated March 31, 1997).
 4    Bylaws of CPL, as amended (incorporated herein by reference to Exhibit
      3.1 to CPL's Form 10-Q dated September 30, 1996, File No. 0-346).

      PSO
 5 Restated Certificate of Incorporation of PSO (incorporated herein by reference to Exhibit B-3.1 of CSW's 1996 Form U5S, File No. 1-1443).
 6    Bylaws of PSO, as amended (incorporated herein by reference to Exhibit
      3.1 of PSO's Form 10-Q, dated March 31, 1998, File No. 0-343).

                                      4-7

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

      WTU
 9 Restated Articles of Incorporation, as amended, and Articles of Amendment to the Articles of Incorporation (both incorporated herein by reference to Exhibit 3.5 to WTU's Form 10-K dated March 31, 1997, File No. 0-340).
10    Bylaws of WTU, as amended  (incorporated herein by reference to Exhibit
      3.4 to WTU's Form 10-Q dated September 30, 1996, File No. 0-340).

(4) Instruments defining the rights of security holder, including indentures.

      CSW
1 Rights Agreement dated as of December 22, 1997 between CSW and Central and South West Services, Inc., as Rights Agent (incorporated herein by reference to Exhibit 1 to CSW Form 8-A/A dated March 19, 1998, File No. 1-1443).

      CPL
(a) Indenture of mortgage or deed of trust date November 1, 1943, executed by CPL to the First National Bank of Chicago and Robert L. Grinnell as trustee, as amended through October 1, 1977 (incorporated herein by reference to Exhibit 5.01 in File No. 2-60712).

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

(c)    CPL-obligated,   mandatorily   redeemable   preferred   securities   of
       subsidiary trust holding solely Junior Subordinated Debentures of CPL.

                                      4-8

 2 Indenture, dated as of May 1, 1997, between CPL and the Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.1 of CPL's Form 10-Q dated March 31, 1997, File No. 0-346).
 3 First Supplemental Indenture, dated as of May 1, 1997, between CPL and the Bank of NewYork, as Trustee (incorporated herein by reference to Exhibit 4.2 of CPL's Form 10-Q dated March 31, 1997, File No. 0-346).
 4 Amended and Restated Trust Agreement of CPL Capital I, dated as of May 1, 1997, among CPL, as Depositor; the Bank of New York, as Property Trustee; the Bank of New York (Delaware), as Delaware Trustee; and the Administrative Trustee (incorporated herein by reference to Exhibit 4.3 of CPL's Form 10-Q dated March 31, 1997, File No. 0-346).
 5 Guarantee Agreement, dated as of May 1, 1997, delivered by CPL for the benefit of the holders of CPL Capital I's Preferred Securities (incorporated herein by reference to Exhibit 4.4 of CPL's Form 10-Q dated March 31, 1997, File No. 0-346).
 6 Agreement as to Expenses and Liabilities, dated as of May 1, 1997, between CPL and CPL Capital I (incorporated herein by reference to Exhibit 4.5 of CPL's Form 10-Q dated March 31, 1997, File No. 0-346).

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


(c)   PSO-obligated,   mandatorily   redeemable   preferred   securities   of
      subsidiary trust holding solely Junior Subordinated Debentures of PSO.

 7 Indenture, dated as of May 1, 1997, between PSO and the Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.6 of PSO's Form 10-Q dated March 31, 1997, File No. 0-343).
 8 First Supplemental Indenture, dated as of May 1, 1997, between PSO and the Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.7 of PSO's Form 10-Q dated March 31, 1997, File No. 0-343).
 9 Amended and Restated Trust Agreement of PSO Capital I, dated as of May 1, 1997, among PSO, as Depositor; the Bank of New York, as Property

                                     4-9

      Trustee; the Bank of New York (Delaware), as Delaware Trustee; and the Administrative Trustee (incorporated herein by reference to Exhibit 4.8 of PSO's Form 10-Q dated March 31, 1997, File No. 0-343).
10 Guarantee Agreement, dated as of May 1, 1997, delivered by PSO for the benefit of the holders of PSO Capital I's Preferred Securities (incorporated herein by reference to Exhibit 4.9 of PSO's Form 10-Q dated March 31, 1997, File No. 0-343).

11 Agreement as to Expenses and Liabilities, dated as of May 1, 1997, between PSO and PSO Capital I (incorporated herein by reference to Exhibit 4.10 of PSO's Form 10-Q dated March 31, 1997, File No. 0-343).

      SWEPCO
(a) Indenture dated February 1, 1940, as amended through November 1, 1976 (incorporated herein by reference to Exhibit 5.04 in Registration No. 2-60712).

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
      September 1, 1992         Form U-1, No. 72-8041        10 (b)
      July 1, 1993              Form U-1, No. 70-8041        10 (c)
      October 1, 1993           Form U-1, No. 70-8239        10 (a)

(c)   SWEPCO-obligated,   mandatorily   redeemable  preferred  securities  of
      subsidiary trust holding solely Junior Subordinated Debentures of SWEPCO.

12 Indenture, dated as of May 1, 1997, between SWEPCO and the Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.11 of SWEPCO's Form 10-Q dated March 31, 1997, File No. 1-3146).
13 First Supplemental Indenture, dated as of May 1, 1997, between SWEPCO and the Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.12 of SWEPCO's Form 10-Q dated March 31, 1997, File No. 1-3146).
14 Amended and Restated Trust Agreement of SWEPCO Capital I, dated as of May 1, 1997, among SWEPCO, as Depositor; the Bank of New York, as Property Trustee; the Bank of New York (Delaware), as Delaware Trustee; and the Administrative Trustee (incorporated herein by reference to
      Exhibit  4.13 of  SWEPCO's  Form 10-Q dated  March 31,  1997,  File No.
      1-3146).
15 Guarantee Agreement, dated as of May 1, 1997, delivered by SWEPCO for the benefit of the holders of SWEPCO Capital I's Preferred Securities (incorporated herein by reference to Exhibit 4.14 of SWEPCO's Form 10-Q dated March 31, 1997, File No.
      1-3146).
16 Agreement as to Expenses and Liabilities, dated as of May 1, 1997 between SWEPCO and SWEPCO Capital I (incorporated herein by reference to Exhibit 4.15 of SWEPCO's Form 10-Q dated March 31, 1997, File No. 1-3146).

                                      4-10

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
            March 1, 1995          Form U-1, No. 70-8057        10 (b)
            October 1, 1995        Form U-1, No. 70-8057        10 (c)

(10) Material contracts.

CSW
      +1 Change in Control Agreement between CSW and E. R. Brooks.
      +2 Change in Control Agreement between CSW and Thomas V. Shockley, III.
      +3 Change in Control Agreement between CSW and Ferd. C. Meyer, Jr.
      +4 Change in Control Agreement between CSW and Glenn D. Rosilier.
      +5 Change in Control Agreement between CSW and Venita. McCellon-Allen.
      +6 Change in Control Agreement between CSW and Thomas M. Hagan.
      +7 Change in Control Agreement between CSW and Glenn Files.
      +8 Change in Control Agreement between CSW and Robert L. Zemanek.
      +9 Change in Control Agreement between CSW and Richard H. Bremer.
     +10 Change in Control Agreement between CSW and Richard P. Verret.
     +11 Change in Control Agreement between CSW and T. J. Ellis.
     +12 Change in Control Agreement between CSW and Terry D. Dennis.
     +13 Change in Control Agreement between CSW and Bruce Evans.
     +14 Change in Control Agreement between CSW and Pete Churchwell.
     +15 Change in Control Agreement between CSW and Michael D. Smith.
     +16 Change in Control Agreement between CSW and Floyd Nickerson.
     +17 Restricted Stock Plan for Central and South West Corporation
         (incorporated herein by reference to Exhibit 10 (a) to CSW's 1990 Form 10-K, File No. 1-1443).
    *+18 Central  and South West System  Special  Executive  Retirement  Plan as
         amended and restated effective July 1, 1997.
     +19 Executive Incentive Compensation Plan for Central and South West System
         (incorporated   herein  by   reference   to   Exhibit  10  (c)  to  the
         Corporation's 1990 Form 10-K, File No. 1-1443).
      20 Central and South West Corporation Stock Option Plan (incorporated herein by reference to Exhibit 10 (d) to the Corporation's 1990 Form 10-K, File No. 1-1443).
      21 Central  and South  West  Corporation  Deferred  Compensation  Plan for
         Directors (incorporated herein by reference to Exhibit 10 (e) to the Corporation's 1990 Form 10-K, File No. 1-1443).

                                      4-11

     +22 Central  and South  West  Corporation  1992  Long-Term  Incentive  Plan
         (incorporated herein by reference to Appendix A to the Central and South West Corporation Notice of 1992 Annual Meeting of Shareholders and Proxy Statement).
      23 Agreement  and Plan of Merger,  dated as of December 21,  1997,  by and among American Electric Power Company, Inc.; a New York Corporation, Augusta Acquisition Corporation, a Delaware Corporation and a wholly-owned subsidiary of AEP; and Central and South West Corporation, a Delaware Corporation (incorporated herein by reference to the 1998 Joint Proxy Statement, File No. 1-1443).
    *+24 Central and South West Corporation Executive Deferred Savings Plan as amended and restated effective as of January 1, 1997.

   (12) Statements re computation of ratios.

   CPL, PSO, SWEPCO and WTU
    * 1 CPL's Statement re computation of Ratio of Earnings to Fixed Charges for the five years ended December 31, 1998.
    * 2 PSO's Statement re computation of Ratio of Earnings to Fixed Charges for the five years ended December 31, 1998.
    * 3 SWEPCO's Statement re computation of Ratio of Earnings to Fixed Charges for the five year ended December 31, 1998.
    * 4 WTU's Statement re computation of Ratio of Earnings to Fixed Charges for the five years ended December 31, 1998.

 * (13) Annual report to security holders.
         CSW's 1998 Financial Report.

 * (21) Subsidiaries of the registrant (CSW).

   (23) Consent of experts and counsel.

    CSW, CPL, PSO
      * 1 CSW's Consent of Independent Public Accountants.
      * 2 CSW UK Finance Company's Consent of Independent Public Accountants.
      * 3 CPL's Consent of Independent Public Accountants.
      * 4 PSO's Consent of Independent Public Accountants.

   (24) Power of attorney.

    CSW
      * 1 Power of Attorney.
      * 2 Power of Attorney.
      * 3 Power of Attorney.
      * 4 Power of Attorney.
      * 5 Board Resolution Authorizing Power of Attorney.


                                      4-12

    CPL
        * 6 Power of Attorney.
        * 7 Power of Attorney.
        * 8 Power of Attorney.
        * 9 Board Resolution Authorizing Power of Attorney.

    PSO
       * 10 Power of Attorney.
       * 11 Power of Attorney.
       * 12 Power of Attorney
       * 13 Board Resolution Authorizing Power of Attorney.

    SWEPCO
       * 14 Power of Attorney.
       * 15 Power of Attorney.
       * 16 Power of Attorney.
       * 17 Board Resolution Authorizing Power of Attorney

    WTU
       * 18 Power of Attorney.
       * 19 Power of Attorney.
       * 20 Power of Attorney.
       * 21 Board Resolution Authorizing Power of Attorney.

  (27) Financial Data Schedules.

    CSW, CPL, PSO, SWEPCO and WTU
       * 1  CSW's Financial Data Schedules.
       * 2  CPL's Financial Data Schedules.
       * 3  PSO's Financial Data Schedules.
       * 4  SWEPCO's Financial Data Schedules.
       * 5  WTU's Financial Data Schedules.

(d) Index to Financial Statement Schedules.

    Other Schedules.

All other exhibits and schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or related notes to financial statements.


                                      4-13