Form 10-Q
period 1999-03-31
CENTRAL & SOUTH WEST CORP; CENTRAL POWER & LIGHT CO /TX/; PUBLIC SERVICE CO OF OKLAHOMA; SOUTHWESTERN ELECTRIC POWER CO; WEST TEXAS UTILITIES CO
filed 1999-05-17
CIK 18540, 18734, 81027, 92487, 105860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

          (X) COMBINED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1999

                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period from _____ to _____

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

      Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No__


Common Stock Outstanding at May 7, 1999                          Shares
  Central and South West Corporation                          212,613,935
  Central Power and Light Company                               6,755,535
  Public Service Company of Oklahoma                            9,013,000
  Southwestern Electric Power Company                           7,536,640
  West Texas Utilities Company                                  5,488,560


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

           CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY COMPANIES

               TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q
                                 MARCH 31, 1999




GLOSSARY OF TERMS..............................................................3


FORWARD-LOOKING INFORMATION....................................................5


PART 1. FINANCIAL INFORMATION..................................................6


  ITEM 1. FINANCIAL STATEMENTS.................................................6
                                      .........................................6
    CENTRAL POWER AND LIGHT COMPANY...........................................14
    PUBLIC SERVICE COMPANY OF OKLAHOMA........................................20
    SOUTHWESTERN ELECTRIC POWER COMPANY.......................................26
    WEST TEXAS UTILITIES COMPANY..............................................32
    NOTES TO FINANCIAL STATEMENTS.............................................39

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS.......................................................56

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........72

PART II -OTHER INFORMATION....................................................74


  ITEM 1. LEGAL PROCEEDINGS...................................................74

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................74

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................................75

SIGNATURES....................................................................77

GLOSSARY OF TERMS
The following abbreviations or acronyms used in this text are defined below:


Abbreviation or Acronym              Definition
AEP ....................American Electric Power Company, Inc.
AEP Merger .............Proposed merger between AEP and CSW where CSW would become a wholly-owned subsidiary of AEP
ALJ ....................Administrative Law Judge
Alpek ..................Alpek S.A. de C.V.
Altamira................CSW International cogeneration project in Altamira,
                        Tamaulipas, Mexico
April 1999 SWEPCO Plan..The amended plan of reorganization for Cajun filed by the Members Committee and SWEPCO on April 16, 1999 with the U.S. Bankruptcy Court for the Middle District of Louisiana
Arkansas Commission ....Arkansas Public Service Commission
Btu ....................British thermal unit
C3 Communications ......C3 Communications, Inc., Austin, Texas (formerly CSW
                        Communications, Inc.)
Cajun ..................Cajun Electric Power Cooperative, Inc.
Cajun Members Committee.Committee represented by 7 of the 12 Louisiana member distribution cooperatives that are served by Cajun
CLECO ..................Central Louisiana Electric Company, Inc.
Court of Appeals .......Court of Appeals, Third District of Texas, Austin, Texas
CPL ....................Central Power and Light Company, Corpus Christi, Texas
CPL 1997 Final Order ...Final orders received from the Texas Commission in CPL's rate case Docket No, 14965, including both the order received on September 10, 1997 and the revised order received on October 16, 1997
CSW ....................Central and South West Corporation, Dallas, Texas
CSW Credit .............CSW Credit, Inc., Dallas, Texas
CSW Energy .............CSW Energy, Inc., Dallas, Texas
CSW International ......CSW International, Inc., Dallas, Texas
CSW Services ...........Central and South West Services, Inc., Dallas, Texas and
                        Tulsa, Oklahoma
CSW System .............CSW and its subsidiaries
CWIP ...................Construction work in progress
DHMV ...................Dolet Hills Mining Venture
Diversified Electric ...CSW Energy and CSW International
ECOM ...................Excess cost over market
EPA ....................United States Environmental Protection Agency
EPS ....................Earnings per share of common stock
ERCOT ..................Electric Reliability Council of Texas
Exchange Act ...........Securities Exchange Act of 1934, as amended
EWG ....................Exempt Wholesale Generator
FERC ...................Federal Energy Regulatory Commission
FUCO ...................Foreign utility company as defined by the Holding
                        Company Act
Holding Company Act ....Public Utility Holding Company Act of 1935, as amended
IBEW ...................International Brotherhood of Electrical Workers
ISO ....................Independent system operator
ITC ....................Investment tax credit
KW .....................Kilowatt
KWH ....................Kilowatt-hour
LIFO ...................Last-in first-out (inventory accounting method)
Louisiana Commission ...Louisiana Public Service Commission
Market Method...........The five year average market-related method to determine pension costs
MD&A ...................Management's Discussion and Analysis of Financial
                        Condition and Results of Operations
MDEQ ...................Mississippi Department of Environmental Quality
MGP ....................Manufactured gas plant or coal gasification plant
Mirror CWIP ............Mirror construction work in progress
Mississippi Power ......Mississippi Power Company
MMbtu ..................Million Btu
MW .....................Megawatt
MWH ....................Megawatt-hour
National Grid Group ....National Grid Group plc
NEIL ...................Nuclear Electric Insurance Limited
NLRB ...................National Labor Relations Board
NRC ....................Nuclear Regulatory Commission

The following abbreviations or acronyms used in this text are defined below:

Abbreviation or Acronym       Definition

Oklahoma Commission ....Corporation Commission of the State of Oklahoma
PCB ....................Polychlorinated biphenyl
PRP ....................Potentially responsible party
PSO ....................Public Service Company of Oklahoma, Tulsa, Oklahoma
Registrant(s) ..........CSW, CPL, PSO, SWEPCO and WTU
Retirement Plan ........CSW's tax-qualified Cash Balance Retirement Plan
Rights Plan ............Stockholders Rights Agreement between CSW and CSW
                        Services, as Rights Agent
RUS ....................Rural Utilities Service of the federal government
SEC ....................United States Securities and Exchange Commission
SEEBOARD ...............SEEBOARD Group plc, Crawley, West Sussex, United Kingdom
SEEBOARD U.S.A..........CSW's investment in SEEBOARD consolidated and converted to U.S. Generally Accepted Accounting Principles
SFAS ...................Statement of Financial Accounting Standards
SFAS No. 52 ............Foreign Currency Translation
SFAS No. 71 ............Accounting for the Effects of Certain Types of
                        Regulation
SFAS No. 87.............Employers' Accounting for Pensions
SFAS No. 115 ...........Accounting for Certain Investments in Debt and Equity
                        Securities
SFAS No. 130 ...........Reporting Comprehensive Income
SFAS No. 131............Disclosure about Segments of an Enterprise and Related
                        Information
STP ....................South Texas Project nuclear electric generating station
Sweeny..................A CSW Energy cogeneration facility located in Sweeny,
                        Texas
SWEPCO .................Southwestern Electric Power Company, Shreveport,
                        Louisiana
SWEPCO Plan ............The amended plan of reorganization for Cajun filed by the Members Committee and SWEPCO on March 18, 1998 wit the U.S. Bankruptcy Court for the Middle District of Louisiana
Texas Commission .......Public Utility Commission of Texas
Texas Eastman...........Eastman Chemical Company
TNRCC ..................Texas Natural Resource Conservation Commission
Trust Preferred
  Securities............Collective term for securities issued by business trusts of CPL, PSO and SWEPCO classified on the balance sheet as "Certain Subsidiary (or CPL/PSO/SWEPCO)-obligated, mandatorily redeemable preferred securities of subsidiary trusts holding solely Junior Subordinated Debentures of such Subsidiaries (or CPL/PSO/SWEPCO)"
U.K. Electric...........SEEBOARD U.S.A.
U.S. Electric Operating
 Companies or U.S.
 Electric ..............CPL, PSO, SWEPCO and WTU
Vale ...................Empresa De Electricidade Vale Paranapanema S/A, a
                        Brazilian Electric Distribution Company
Valero..................Valero Refining Company-Texas, Valero Refining Company
                        and Valero Energy Company
WTU ....................West Texas Utilities Company, Abilene, Texas
Yorkshire ..............Yorkshire Electricity Group plc, a regional electricity company in the United Kingdom

FORWARD-LOOKING INFORMATION


This report made by CSW and certain of its subsidiaries contains forward-looking statements within the meaning of Section 21E of the Exchange Act. Although CSW and each of its subsidiaries believe that their expectations are based on reasonable assumptions, any such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:

- the impact of general economic changes in the United States and in countries in which CSW either currently has made or in the future may make investments,
- the impact of the proposed AEP Merger including any regulatory conditions imposed on the merger, the inability to consummate the AEP Merger, or other merger and acquisition activity including the April
    1999 SWEPCO Plan,
-   the impact of deregulation on the United States electric utility business,
- increased competition and electric utility industry restructuring in the United States,
- federal and state regulatory developments and changes in law which may have a substantial adverse impact on the value of CSW System generating and other assets,
-   timing and adequacy of rate relief,
-   adverse changes in electric load and customer growth,
-   climatic changes or unexpected changes in weather patterns,
- changing fuel prices, generating plant and distribution facility performance,
-   decommissioning costs associated with nuclear generating  facilities,
- costs associated with any year 2000 computer related failure(s) either within the CSW System or supplier failures that adversely affect the CSW System,
- uncertainties in foreign operations and foreign laws affecting CSW's investments in those countries,
- the effects of retail competition in the natural gas and electricity distribution and supply businesses in the United Kingdom,
- the timing and success of efforts to develop domestic and international power projects, and
-   risks associated with hedging and other risk management techniques.

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

                                      CSW


                       CENTRAL AND SOUTH WEST CORPORATION


                         PART 1. FINANCIAL INFORMATION.

                          ITEM 1. FINANCIAL STATEMENTS.

CSW
Consolidated Statements of Income (unaudited)
Central and South West Corporation

                                              Three Months Ended March 31,
                                         ---------------------------------------
                                               1999                   1998
                                         --------------          ---------------
                                         (in millions, except per share amounts)
Operating Revenues
    U.S. Electric                                 $ 697               $ 689
    United Kingdom                                  476                 533
    Other diversified                                52                  35
                                                -------             -------
                                                  1,225               1,257
                                                -------             -------
Operating Expenses and Taxes
    U.S. Electric fuel                              229                 236
    U.S. Electric purchased power                    29                  21
    United Kingdom cost of sales                    322                 385
    Other operating                                 251                 228
    Maintenance                                      41                  34
    Depreciation and amortization                   132                 123
    Taxes, other than income                         57                  46
    Income taxes                                     17                  21
                                                -------             -------
                                                  1,078               1,094
                                                -------             -------
Operating Income                                    147                 163
                                                -------             -------

Other Income and Deductions
    Other                                            13                  15
    Non-operating income taxes                       (4)                 (3)
                                                -------             -------
                                                      9                  12
                                                -------             -------
Income Before Interest and Other Charges            156                 175
                                                -------             -------

Interest and Other Charges
    Interest on long-term debt                       78                  80
    Interest on short-term debt and other            24                  26
    Distributions on Trust Preferred Securities       7                   7
    Preferred dividend requirements of
     subsidiaries                                     2                   2
                                                -------             -------
                                                    111                 115
                                                -------             -------
Net Income for Common Stock                        $ 45                $ 60
                                                =======             =======

Average Common Shares Outstanding                 212.6              212.3

Basic and Diluted EPS                             $0.21              $0.28
                                                =======             =======

Dividends Paid per Share of Common Stock         $0.435             $0.435
                                                =======             =======




  The accompanying notes to consolidated financial statements are an integral part of these statements.

CSW
Consolidated Statements of Stockholders' Equity
Central and South West Corporation
(millions)

                                                                        Accumulated
                                                 Additional             Other
                                         Common  Paid-in     Retained   Comprehensive
                                          Stock  Capital     Earnings   Income (Loss)    Total

(audited)
Beginning Balance - January 1, 1998        $743   $1,039      $1,751        $23          $3,556
   Sale of common stock                       1       10          --         --              11
   Common stock dividends                    --       --        (370)        --            (370)
   Other                                     --       --           2         --               2
                                                                                         -------
                                                                                          3,199

   Comprehensive Income:

      Foreign currency translation
       adjustment (net of tax of $2)          --       --          --          7               7
      Unrealized loss on securities
       (net of tax of $8)                    --       --          --        (14)            (14)
      Adjustment for gain included in
       net income (net of tax of $4)         --       --          --         (7)             (7)
      Minimum pension liability
      (net of tax of $0.6)                   --       --          --         (1)             (1)
      Net Income                             --       --         440         --             440
                                                                                         -------
         Total comprehensive income                                                         425
                                           -----------------------------------------------------
Ending Balance -- December 31, 1998        $744   $1,049      $1,823         $8          $3,624
                                           =====================================================

(unaudited)
Beginning Balance -- January 1, 1999       $744   $1,049      $1,823         $8          $3,624
   Sale of common stock                      --        1          --         --               1
   Common stock dividends                    --       --         (93)        --             (93)
                                                                                         -------
                                                                                          3,532
   Comprehensive Income:
      Foreign currency translation
       adjustment                                                           (62)            (62)
      Unrealized gain on securities
       (net of tax of $2)                    --       --          --          5               5
      Net Income                             --       --          45         --              45
                                                                                         -------
         Total comprehensive income                                                         (12)
                                           -----------------------------------------------------
Ending Balance -- March 31, 1999           $744   $1,050      $1,775       ($49)         $3,520
                                           =====================================================




       The accompanying notes to consolidated financial statements are an integral part of these statements.

CSW
Consolidated Balance Sheets
Central and South West Corporation
--------------------------------------------------------------------------------
                                                       March 31,    December 31,
                                                         1999          1998
                                                      (unaudited)   (audited)
                                                      ------------  -----------
                                                             (millions)
ASSETS
Fixed Assets
    Electric
        Production                                        $ 5,895       $ 5,887
        Transmission                                        1,598         1,594
        Distribution                                        4,686         4,681
        General                                             1,385         1,380
        Construction work in progress                         172           166
        Nuclear fuel                                          209           207
                                                      ------------   -----------
                                                           13,945        13,915
    Other diversified                                         375           333
                                                      ------------   -----------
                                                           14,320        14,248
  Less - Accumulated depreciation and amortization          5,717         5,652
                                                      ------------   -----------
                                                            8,603         8,596
                                                      ------------   -----------
Current Assets
    Cash and temporary cash investments                       123           157
    Accounts receivable                                       901         1,110
    Materials and supplies, at average cost                   195           191
    Electric utility fuel inventory                           108            90
    Under-recovered fuel costs                                 --             4
    Notes receivable                                          113           109
    Prepayments and other                                     103            90
                                                      ------------   -----------
                                                            1,543         1,751
                                                      ------------   -----------
Deferred Charges and Other Assets
    Deferred plant costs                                      496           497
    Mirror CWIP asset                                         253           257
    Other non-utility investments                             448           432
    Securities available for sale                              74            66
    Income tax related regulatory assets, net                 306           308
    Other regulatory assets                                   198           204
    Goodwill                                                1,353         1,402
    Other                                                     400           384
                                                      ------------   -----------
                                                            3,528         3,550
                                                      ------------   -----------
                                                         $ 13,674      $ 13,897
                                                      ============   ===========

       The accompanying notes to consolidated financial statements are an integral part of these statements.

CSW
Consolidated Balance Sheets
Central and South West Corporation


                                                            March 31,         December 31,
                                                              1999               1998
                                                           (unaudited)        (audited)
                                                           -----------        -----------

CAPITALIZATION AND LIABILITIES                                       (millions)
Capitalization
    Common stock:   $3.50 par value
        Authorized:   350.0 million shares
        Issued and outstanding: 212.6 million shares
          in 1999 and in 1998                                    $ 744              $ 744
    Paid-in capital                                              1,050              1,049
    Retained earnings                                            1,775              1,823
    Accumulated other comprehensive income                         (49)                 8
                                                           -----------        -----------
                                                                 3,520    44%       3,624   45%
                                                           ----------- ------ ----------- -----

    Preferred Stock                                                176     3%         176    2%
    Certain Subsidiary-obligated, mandatorily redeemable
       preferred securities of subsidiary trusts holding solely
       Junior Subordinated Debentures of such Subsidiaries         335     4%         335    4%
    Long-term debt                                               3,925    49%       3,938   49%
                                                           ----------- ------ ----------- -----
                                                                 7,956   100%       8,073  100%
                                                           ----------- ------ ----------- -----

Current Liabilities
    Long-term debt and preferred stock due within twelve months    170                169
    Short-term debt                                                960                811
    Short-term debt - CSW Credit, Inc.                             567                749
    Loan notes                                                      29                 32
    Accounts payable                                               518                624
    Accrued taxes                                                  187                190
    Accrued interest                                               105                 84
    Other                                                          230                218
                                                           -----------        -----------
                                                                 2,766              2,877
                                                           -----------        -----------

Deferred Credits
    Accumulated deferred income taxes                            2,391              2,410
    Investment tax credits                                         263                267
    Other                                                          298                270
                                                           -----------        -----------
                                                                 2,952              2,947
                                                           -----------        -----------
                                                              $ 13,674           $ 13,897
                                                           ===========        ===========




       The accompanying notes to consolidated financial statements are an integral part of these statements.

CSW
Consolidated Statements of Cash Flows (unaudited)
Central and South West Corporation

                                                         Three Months Ended
                                                              March 31,
                                                        ---------------------
                                                         1999           1998
                                                              (millions)

OPERATING ACTIVITIES
    Net income for common stock                          $ 45           $ 60
    Non-cash Items and Adjustments
        Depreciation and amortization                     139            127
        Deferred income taxes and investment tax credits  (14)           (10)
        Preferred stock dividends                           2              2
    Changes in Assets and Liabilities
        Accounts receivable                               185             88
        Accounts payable                                  (72)           (90)
        Accrued taxes                                      (1)             4
        Fuel inventory                                    (18)            (5)
        Fuel recovery                                      23             51
        Refund due customers                               --            (59)
        Other                                             (40)           (21)
                                                        ------         ------
                                                          249            147
                                                        ------         ------
INVESTING ACTIVITIES
    Construction expenditures                            (125)          (119)
    CSW Energy/CSW International projects                 (41)            19
    Other                                                 (17)           (10)
                                                        ------         ------
                                                         (183)          (110)
                                                        ------         ------
FINANCING ACTIVITIES
    Common stock sold                                       1              1
    Long-term debt sold                                    --              5
    Reacquisition/Maturity of long-term debt               (1)           (59)
    Other financing activities                             29             19
    Change in short-term debt                             (32)           110
    Payment of dividends                                  (95)           (95)
                                                        ------         ------
                                                          (98)           (19)
                                                        ------         ------

Effect of exchange rate changes on cash and cash
 equivalent                                                (2)            --
                                                        ------         ------
Net Change in Cash and Cash Equivalents                   (34)            18
Cash and Cash Equivalents at Beginning of Year            157             75
                                                        ------         ------
Cash and Cash Equivalents at End of Period              $ 123           $ 93
                                                        ======         ======

SUPPLEMENTARY INFORMATION
    Interest paid less amounts capitalized               $ 86          $ 101
                                                        ======         ======
    Income taxes paid                                    $ 13           $ --
                                                        ======         ======



       The accompanying notes to consolidated financial statements are an integral part of these statements.

CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY
COMPANIES RESULTS OF OPERATIONS

      Set forth below is information concerning the consolidated results of operations of CSW for the three month periods ended March 31, 1999 and March 31, 1998. For information concerning the results of operations for each of the U.S. Electric Operating Companies, see the discussions under the heading RESULTS OF OPERATIONS following the financial statements of each of the U.S. Electric Operating Companies.


COMPARISON OF THE QUARTERS ENDED MARCH 31, 1999 AND 1998


      Net income for common stock decreased to $45 million in the first quarter of 1999 from $60 million in 1998 due primarily to the absence in 1999 of the recovery in the first quarter of 1998 of certain regulatory allowed revenues in the United Kingdom. Also contributing to the decrease in earnings was the absence in 1999 of the gain from an investment available for sale by C3 Communications in the first quarter of 1998. Other factors affecting earnings are discussed below.

     In the first quarter of 1999, the U.S. Electric Operating Companies and U.K. Electric contributed the following percentages to CSW's results of operations.
                                                         Corporate
                           U.S.       U.K.       Total   Items and
                         Electric   Electric   Electric    Other    Total
                         ---------------------------------------------------
Operating Revenues         57%        39%         96%       4%       100%
Operating Income           66%        34%        100%       --%      100%
Net Income for Common      72%        59%        131%      (31)%     100%
Stock

      Operating revenues decreased $32 million, or 3% in the first quarter of 1999 compared to the same period a year ago due to the following factors. United Kingdom revenues decreased $57 million in the first quarter of 1999 compared to the same period last year due primarily to the absence in 1999 of the recovery of regulatory allowed revenues in 1998, which represented allowed but unrecovered revenues for previous years. Also contributing to the decrease in United Kingdom revenues were lower sales volumes in the low-margin business market and the absence of revenues in 1999 from SEEBOARD's retail business, which was sold in the second quarter of 1998. Also contributing to the decline in operating revenues was lower fuel revenues of $2 million in the first quarter of 1999 due to lower fuel expense, discussed below. Partially offsetting the decrease in operating revenues was an increase in other diversified revenues of $17 million for the comparison periods due primarily to increased business activity at CSW Energy and CSW Credit. Further offsetting the decrease in operating revenues was an $8 million increase in non-fuel revenues, due primarily to higher weather-related demand.

      U.S. Electric fuel expense decreased $7 million, or 3%, during the first quarter of 1999 compared to the same period last year due primarily to a decrease in the average unit fuel cost to $1.54 per MMbtu from $1.63 per MMbtu. The decrease resulted from lower spot market natural gas prices. Purchased power expense increased $8 million, or 38%, for the comparison periods primarily at CPL and WTU. Purchased power expense increased at CPL due primarily to increased demand and scheduled power plant outages for routine maintenance. Purchased power expense increased at WTU due primarily increased purchases resulting from scheduled maintenance on a generating plant. United Kingdom cost of sales decreased $63 million, or 16%, during the first quarter of 1999 compared to the same period last year due primarily to a lower level of sales of electricity and the absence in 1999 of cost of sales for SEEBOARD's retail business, which were sold in the second quarter of 1998.

      Other operating expense increased $23 million in the first quarter of 1999 compared to the same period a year ago due primarily to increased expenses of $9 million at SEEBOARD. Expenses increased at SEEBOARD as a result of additional operating costs related to SEEBOARD's Powerlink joint venture to operate the London Underground rail system associated with running SEEBOARD's systems for operating in the competitive electricity market in the United Kingdom. Other operating expense also increased $8 million at CSW Energy reflecting a full quarter of operations of the Sweeny cogeneration facility, which began service in February 1998.

      Depreciation and amortization expense increased $9 million in the first quarter of 1999 compared to the same period last year due primarily to an increase of depreciable property at most CSW subsidiaries.

      Taxes other than income increased $11 million in the first quarter of 1999 compared to the corresponding period last year due primarily to higher franchise and ad valorem taxes at the U.S. Electric Operating Companies. Operating income taxes decreased $4 million in the first quarter of 1999 compared to the same period last year due primarily to lower taxable income.

      Other income and deductions decreased $3 million in the first quarter of 1999 compared to the first quarter of 1998 due primarily to the absence in 1999 of the $5 million gain from the sale by C3 Communications of an investment available for sale.

      Interest and other charges decreased $4 million in the first quarter of 1999 compared to the same period last year due primarily to the absence in 1999 of $5 million in decreased interest expenses from a bonded rate refund related to the CPL 1997 Final Order. In addition, interest on long-term debt decreased $2 million from the reacquisition of long-term debt of $55 million at PSO and $36 million at CPL in the third quarter of 1998.

                                       CPL



                         CENTRAL POWER AND LIGHT COMPANY


                         PART 1. FINANCIAL INFORMATION.

                          ITEM 1. FINANCIAL STATEMENTS

CPL
Consolidated Statements of Income (unaudited)
Central Power and Light Company

                                              Three Months Ended March 31,
                                              ----------------------------
                                                   1999          1998
                                                ---------     ----------
                                                      (thousands)

Electric Operating Revenues                     $ 282,278     $ 274,453
                                                ---------     ---------
Operating Expenses and Taxes
    Fuel                                           67,915        72,948
    Purchased power                                13,147         8,558
    Other operating                                61,827        60,496
    Maintenance                                    15,226        13,057
    Depreciation and amortization                  43,114        41,712
    Taxes, other than income                       23,324        19,482
    Income taxes                                   11,105        11,820
                                                ---------     ---------
                                                  235,658       228,073
                                                ---------     ---------

Operating Income                                   46,620        46,380
                                                ---------     ---------
Other Income and Deductions
    Other                                            (730)         (735)
    Non-operating income taxes                      1,678           384
                                                ---------     ---------
                                                      948          (351)
                                                ---------     ---------

Income Before Interest Charges                     47,568        46,029
                                                ---------     ---------
Interest Charges
    Interest on long-term debt                     22,829        23,500
    Distributions on Trust Preferred Securities     3,000         3,000
    Interest on short-term debt and other           5,064         6,828
    Allowance for borrowed funds used during
     construction                                    (873)         (688)
                                                ---------     ---------
                                                   30,020        32,640
                                                ---------     ---------
Net Income                                         17,548        13,389
    Less:  Preferred stock dividends                1,812         1,808
                                                ---------     ---------
Net Income for Common Stock                      $ 15,736      $ 11,581
                                                =========     =========






   The accompanying notes to consolidated financial statements as they relate to CPL are an integral part of these statements.

CPL
Consolidated Balance Sheets
Central Power and Light Company

                                                      March 31,     December 31,
                                                         1999          1998
                                                      (unaudited)    (audited)
                                                      -----------   ------------
                                                             (thousands)
ASSETS
Electric Utility Plant
    Production                                        $3,147,129    $ 3,146,269
    Transmission                                         527,863        527,146
    Distribution                                       1,101,920      1,090,175
    General                                              299,210        298,352
    Construction work in progress                         79,456         67,300
    Nuclear fuel                                         208,957        206,949
                                                      -----------   ------------
                                                       5,364,535      5,336,191
  Less - accumulated depreciation                      2,111,785      2,072,686
                                                      -----------   ------------
                                                       3,252,750      3,263,505
                                                      -----------   ------------
Current Assets
    Cash                                                   9,773          5,195
    Accounts receivable                                   54,724         51,056
    Materials and supplies, at average cost               58,101         59,814
    Fuel inventory                                        22,993         20,340
    Accumulated deferred income taxes                      3,436            713
    Prepayments and other                                  3,879          2,952
                                                      -----------   ------------
                                                         152,906        140,070
                                                      -----------   ------------
Deferred Charges and Other Assets
    Deferred STP costs                                   481,883        482,447
    Mirror CWIP asset                                    253,380        256,702
    Income tax related regulatory assets, net            357,013        360,482
    Nuclear decommissioning trust                         71,982         65,972
    Other                                                164,497        167,011
                                                      -----------   ------------
                                                       1,328,755      1,332,614
                                                      -----------   ------------
                                                      $ 4,734,411   $ 4,736,189
                                                      ===========   ============



   The accompanying notes to consolidated financial statements as they relate to CPL are an integral part of these statements.

CPL
Consolidated Balance Sheets
Central Power and Light Company

                                                        March 31,         December 31,
                                                          1999               1998
                                                        (unaudited)        (audited)
                                                        -----------       ------------
CAPITALIZATION AND LIABILITIES                                    (thousands)

Capitalization
    Common stock:  $25 par value
        Authorized shares:  12,000,000
        Issued and outstanding shares:  6,755,535       $ 168,888          $ 168,888
    Paid-in capital                                       405,000            405,000
    Retained earnings                                     717,767            739,031
                                                        ---------         ----------
                                                        1,291,655    46%   1,312,919   46%

                                                        ---------   ----  ---------- ----
    Preferred stock                                       163,204     6%     163,20     6%
    CPL-obligated, mandatorily redeemable preferred
        securities of subsidiary trust holding solely
        Junior Subordinated Debentures of CPL             150,000     5%     150,00     5%
    Long-term debt                                      1,225,798    43%   1,225,70    43%
                                                        ---------   ----  ----------  ----
                                                        2,830,657   100%   2,851,829  100%
                                                        ---------   ----  ----------  ----
Current Liabilities
    Long-term debt due within twelve months               125,000            125,000
    Advances from affiliates                              192,638            160,298
    Accounts payable                                       71,087             86,998
    Payables to affiliates                                 31,964             38,331
    Accrued taxes                                          53,342             46,855
    Accrued interest                                       30,522             27,036
    Over-recovered fuel costs                              18,244              9,135
    Other                                                  19,574             18,819
                                                        ---------         ----------
                                                          542,371            512,472
                                                        ---------         ----------
Deferred Credits
    Accumulated deferred income taxes                   1,212,331          1,221,561
    Investment tax credits                                137,212            138,513
    Other                                                  11,840             11,814
                                                        ---------         ----------
                                                        1,361,383          1,371,888
                                                        ---------         ----------
                                                      $ 4,734,411        $ 4,736,189
                                                        =========         ==========




   The accompanying notes to consolidated financial statements as they relate to CPL are an integral part of these statements.

CPL
Consolidated Statements of Cash Flows (unaudited)
Central Power and Light Company

                                                    Three Months Ended
                                                        March 31,
                                                    -------------------
                                                      1999       1998
                                                    ---------  --------
                                                        (thousands)
OPERATING ACTIVITIES
    Net Income                                      $ 17,548   $ 13,389
    Non-cash Items Included in Net Income
        Depreciation and amortization                 48,110     42,944
        Deferred income taxes and investment
         tax credits                                  (9,785)    (6,559)
        Refund due customers                              --    (59,153)
    Changes in Assets and Liabilities
        Accounts receivable                           (3,668)     9,114
        Fuel inventory                                (2,653)    (4,248)
        Material and supplies                          1,713      2,075
        Accrued interest                               3,486      1,677
        Accounts payable                             (22,523)     4,592
        Accrued taxes                                  6,487     (1,407)
        Fuel recovery                                  9,109     42,150
        Other                                          2,088     10,975
                                                    ---------  --------
                                                      49,912     55,549
                                                    ---------  --------
INVESTING ACTIVITIES
    Construction expenditures                        (37,018)   (32,504)
    Other                                             (1,600)    (1,462)
                                                    ---------  --------
                                                     (38,618)   (33,966)
                                                    ---------  --------
FINANCING ACTIVITIES
    Repayment of long-term debt                           --    (28,000)
    Change in advances from affiliates                32,340     49,825
    Payment of dividends                             (39,056)   (41,945)
                                                    ---------  --------
                                                      (6,716)   (20,120)
                                                    ---------  --------
Net Change in Cash and Cash Equivalents                4,578      1,463
Cash and Cash Equivalents at Beginning of Year         5,195         --
                                                    ---------  --------
Cash and Cash Equivalents at End of Period           $ 9,773    $ 1,463
                                                    =========  ========
SUPPLEMENTARY INFORMATION
    Interest paid less amounts capitalized (includes
      distributions on Trust Preferred Securities)  $ 22,327   $ 30,057
                                                    =========  ========
    Income taxes paid/(refund received)             $ (3,727)  $     --
                                                    =========  ========

   The accompanying notes to consolidated financial statements as they relate to CPL are an integral part of these statements.

CENTRAL POWER AND LIGHT COMPANY
RESULTS OF OPERATIONS


COMPARISON OF THE QUARTERS ENDED MARCH 31, 1999 AND 1998


      Net income for common stock for the first quarter of 1999 was $15.7 million, an increase of $4.1 million, or 36%, from the first quarter of 1998. The increase resulted primarily from an increase in non-fuel revenues, which was offset in part by an increase in taxes, other than income.

      Electric operating revenues increased $7.8 million, or 3%, to $282.3 million during the first quarter of 1999 compared to the same period of 1998. The increase is mainly attributable to an $8.7 million increase in non-fuel revenues partially offset by a $0.9 million decrease in fuel-related revenues. The increase in non-fuel related revenues resulted from a 9% increase in MWH sales due to customer demand.

      Fuel expense decreased $5.0 million, or 7%, due primarily to a decrease in average unit fuel costs from $1.54 per MMbtu in 1998 to $1.33 per MMbtu in the first quarter of 1999, resulting from purchases of lower-priced spot market natural gas. Purchased power expenses for the first quarter of 1999 increased $4.6 million, or 54%, compared to the same period of 1998 due primarily to increased demand and scheduled power plant outages for routine maintenance.

      Other operating expenses were $61.8 million during the first quarter of 1999, an increase of $1.3 million from the same period in 1998. The increase was due primarily to higher outside services expense, which was offset in part by lower transmission expenses resulting from the transmission service agreement related to the final order in Texas Commission Docket No. 17285. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - CPL and WTU Complaint Versus Texas Utilities Electric Company (Docket No. 17285). Maintenance expenses increased $2.1 million, or 17% over 1998 largely due to the scheduled refueling of STP Unit No. 1, flood damage and storm repairs.

      Taxes, other than income, were $23.3 million in the first quarter of 1999, a $3.8 million increase above 1998. This increase was due to a combination of higher ad valorem taxes, which reflect higher assessed values and state franchise taxes which are calculated based on a higher 1998 taxable income.

      Other  income  and   deductions   increased  due  primarily  to  a  higher
non-operating income tax benefit resulting from $1.6 million in consolidated tax savings from CSW in 1999.

      Other interest expense decreased in the first quarter of 1999 due primarily to the absence in 1999 of interest expense related to the 1998 bonded rate refund and the reacquisition of long-term debt in 1998.

                                       PSO



                       PUBLIC SERVICE COMPANY OF OKLAHOMA


                         PART 1. FINANCIAL INFORMATION.

                          ITEM 1. FINANCIAL STATEMENTS.

PSO
Consolidated Statements of Income (unaudited)
Public Service Company of Oklahoma

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       1999          1998
                                                   ----------     ----------
                                                           (thousands)

Electric Operating Revenues                         $ 151,030     $ 151,411
                                                   ----------     ----------
Operating Expenses and Taxes
    Fuel                                               61,881        61,520
    Purchased power                                    14,044        13,597
    Other operating                                    25,713        27,147
    Maintenance                                         9,207         7,573
    Depreciation and amortization                      18,455        18,095
    Taxes, other than income                            8,059         6,644
    Income taxes                                        1,143         2,032
                                                   ----------     ----------
                                                      138,502       136,608
                                                   ----------     ----------
Operating Income                                       12,528        14,803
                                                   ----------     ----------
Other Income and Deductions
    Allowance for equity funds used during construction    81           155
    Other                                              (1,311)         (616)
    Non-operating income taxes                            709           503
                                                   ----------     ----------
                                                         (521)           42
                                                   ----------     ----------
Income Before Interest Charges                         12,007        14,845
                                                   ----------     ----------
Interest Charges
    Interest on long-term debt                          6,610         7,618
    Distributions on Trust Preferred Securities         1,500         1,500
    Interest on short-term debt and other               1,169         1,230
    Allowance for borrowed funds used during
     construction                                        (192)         (332)
                                                   ----------     ----------
                                                        9,087        10,016
                                                   ----------     ----------
Net Income                                              2,920         4,829
  Less:  Preferred stock dividends                         53            53
                                                   ----------     ----------
Net Income for Common Stock                           $ 2,867       $ 4,776
                                                   ==========     ==========



   The accompanying notes to consolidated financial statements as they relate to PSO are an integral part of these statements.

PSO
Consolidated Balance Sheets
Public Service Company of Oklahoma

                                                      March 31,     December 31,
                                                         1999          1998
                                                      (unaudited)   (audited)
                                                      -----------   -----------
                                                             (thousands)
ASSETS
Electric Utility Plant
    Production                                         $ 915,594     $ 913,083
    Transmission                                         379,157       378,719
    Distribution                                         855,897       855,277
    General                                              216,502       211,124
    Construction work in progress                         35,912        33,519
                                                      -----------   -----------
                                                       2,403,062     2,391,722
  Less - Accumulated depreciation                      1,091,811     1,082,081
                                                      -----------   -----------
                                                       1,311,251     1,309,641
                                                      -----------   -----------
Current Assets
    Cash                                                   1,253         4,670
    Accounts receivable                                   31,692        32,916
    Materials and supplies, at average cost               33,654        33,006
    Fuel inventory, at LIFO cost                          17,411        16,441
    Accumulated deferred income taxes                     12,969        11,789
    Prepayments and other                                  5,871         2,881
                                                      -----------   -----------
                                                         102,850       101,703
                                                      -----------   -----------

Deferred Charges and Other Assets                         71,809        71,384
                                                      -----------   -----------
                                                      $ 1,485,910   $ 1,482,728
                                                      ===========   ===========










 The accompanying notes to consolidated financial statements as they relate to
                  PSO are an integral part of these statements.

PSO
Consolidated Balance Sheets
Public Service Company of Oklahoma
-------------------------------------------------------------------------
                                            March 31,         December 31,
                                               1999              1998
                                            (unaudited)       (audited)
                                            -----------       -----------
CAPITALIZATION AND LIABILITIES                       (thousands)
Capitalization
    Common stock:   $15 par value
        Authorized:   11,000,000 shares
        Issued 10,482,000 shares and
         outstanding 9,013,000 shares         $157,230          $157,230
    Paid-in capital                            180,000           180,000
    Retained earnings                          132,493           144,626
                                            -----------       -----------
                                               469,723    50%    481,856    51%
                                            ----------------------------- ------

    Preferred stock                              5,287     1%      5,287    --%
    PSO-obligated, mandatorily redeemable
         preferred securities of subsidiary
         trust holding solely Junior
         Subordinated Debentures of PSO         75,000     8%     75,000     8%
    Long-term debt                             384,144    41%    384,064    41%
                                            ----------------------------- ------
                                               934,154   100%    946,207   100%
                                            ----------------------------- ------


Current Liabilities
    Advances from affiliates                    46,793            15,892
    Payables to affiliates                      20,767            33,489
    Accounts payable                            46,396            52,888
    Payables to customers                       41,926            32,608
    Accrued taxes                               14,073            23,095
    Accrued interest                            10,187             7,606
    Other                                        7,005             6,599
                                            -----------       -----------
                                               187,147           172,177
                                            -----------       -----------
Deferred Credits
    Accumulated deferred income taxes          277,528           277,181
    Investment tax credits                      38,917            39,365
    Income tax related regulatory liabilities,
      net                                       35,132            35,818
    Other                                       13,032            11,980
                                            -----------       -----------
                                               364,609           364,344
                                            -----------       -----------
                                            $ 1,485,910       $ 1,482,728
                                            ===========       ===========






   The accompanying notes to consolidated financial statements as they relate to PSO are an integral part of these statements.

PSO
Consolidated Statements of Cash Flows (unaudited)
Public Service Company of Oklahoma

                                                    Three Months Ended
                                                          March 31,
                                                    --------------------
                                                      1999       1998
                                                    ---------   --------
                                                        (thousands)
OPERATING ACTIVITIES
    Net Income                                       $ 2,920    $ 4,829
    Non-cash Items Included in Net Income
        Depreciation and amortization                 18,700     18,832
        Deferred income taxes and investment tax
         credits                                      (1,967)    (3,635)
    Changes in Assets and Liabilities
        Accounts receivable                            1,224     (4,542)
        Prepayments and other                         (2,990)       (97)
        Accounts payable                             (10,479)   (28,502)
        Accrued taxes                                 (9,022)     3,723
        Other                                          1,873      6,021
                                                    ---------   --------
                                                         259     (3,371)
                                                    ---------   --------
INVESTING ACTIVITIES
    Construction expenditures                        (21,299)   (12,096)
    Other                                              1,775     (1,164)
                                                    ---------   --------
                                                     (19,524)   (13,260)
                                                    ---------   --------
FINANCING ACTIVITIES
    Change in advances from affiliates                30,901     26,959
    Payment of dividends                             (15,053)    (9,053)
                                                    ---------   --------
                                                      15,848     17,906
                                                    ---------   --------

Net Change in Cash and Cash Equivalents               (3,417)     1,275
Cash and Cash Equivalents at Beginning of Year         4,670      2,171
                                                    ---------   --------
Cash and Cash Equivalents at End of Period           $ 1,253    $ 3,446
                                                    =========   ========
SUPPLEMENTARY INFORMATION
    Interest paid less amounts capitalized (includes
        distributions on Trust Preferred Securities) $ 6,125    $ 7,892
                                                    =========   ========
    Income taxes paid                                $ 5,510       $ --
                                                    =========   ========


   The accompanying notes to consolidated financial statements as they relate to PSO are an integral part of these statements.

PUBLIC SERVICE COMPANY OF OKLAHOMA
RESULTS OF OPERATIONS


COMPARISON OF THE QUARTERS ENDED MARCH 31, 1999 AND 1998


      Net income for common stock for the first quarter of 1999 was $2.9 million, a decrease of $1.9 million compared to 1998. The decrease resulted primarily from higher maintenance expenses as well as a decrease in other income and deductions, which was offset in part by lower other operating expenses and interest on long-term debt.

      Electric operating revenues were relatively stable during the first quarter of 1999 compared to the first quarter of 1998. Non-fuel related revenues increased $2.9 million during the first quarter of 1999 primarily from changes in the average price of retail sales by customer rate class. Fuel-related revenues decreased $3.3 million as discussed below.

      Fuel expense was relatively stable for the first quarter of 1999 compared to the first quarter of 1998. Deferred fuel costs increased slightly in 1999. A change in fuel mix due to more gas generation and less coal generation occurred in the first quarter of 1999. The average unit fuel costs declined from $1.72 per MMbtu in the first quarter of 1998 to $1.70 per MMbtu in the first quarter of 1999 due primarily to lower spot market gas prices.

      Other operating expenses were $25.7 million in the first three months of 1999, a 5% decrease compared to 1998, due primarily to lower transmission and customer accounting expenses. The reduction in transmission expenses was due primarily to a transmission service agreement adjustment related to the final order in Texas Commission Docket No. 17285. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - CPL and WTU Complaint vs. Texas Utilities Electric Company (Docket No. 17285). The decline in customer accounting expenses was due primarily to lower customer collections-related expenses. Maintenance expense increased by $1.6 million, or 22%, during the first quarter of 1999 when compared to the same period in 1998 due primarily to higher expenses related to scheduled power plant maintenance.

      Operating income taxes decreased to $1.1 million in the first quarter of 1999 from $2.0 million in the same period of 1998, due primarily to lower taxable income in 1999.

      Other income and deductions decreased $0.6 million in the first three months of 1999 primarily as a result of losses on equity investments in 1999. Interest charges decreased $0.9 million, or 9%, during the first quarter of 1999 when compared to the same period of 1998 primarily as a result of the reacquisition of long-term debt in the third quarter of 1998.

                                     SWEPCO



                       SOUTHWESTERN ELECTRIC POWER COMPANY


                         PART 1. FINANCIAL INFORMATION.

                          ITEM 1. FINANCIAL STATEMENTS.

SWEPCO
Consolidated Statements of Income (unaudited)
Southwestern Electric Power Company

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        1999            1998
                                                    -----------      -----------
                                                             (thousands)

Electric Operating Revenues                           $ 197,064      $ 197,560
                                                    -----------      -----------
Operating Expenses and Taxes
    Fuel                                                 76,271         76,233
    Purchased power                                       6,193          6,339
    Other operating                                      30,180         31,094
    Maintenance                                          12,244         10,270
    Depreciation and amortization                        26,206         24,803
    Taxes, other than income                             15,794         13,522
    Income taxes                                          3,807          6,166
                                                    -----------      -----------
                                                        170,695        168,427
                                                    -----------      -----------
Operating Income                                         26,369         29,133
                                                    -----------      -----------
Other Income and Deductions
    Allowance for equity funds used during
     construction                                            47            662
    Other                                                  (454)          (299)
    Non-operating income taxes                              683            869
                                                    -----------      -----------
                                                            276          1,232
                                                    -----------      -----------

Income Before Interest Charges                           26,645         30,365
                                                    -----------      -----------
Interest Charges
    Interest on long-term debt                            9,802          9,808
    Distributions on Trust Preferred Securities           2,166          2,166
    Interest on short-term debt and other                 2,391          1,719
    Allowance for borrowed funds used during
     construction                                          (367)          (259)
                                                    -----------      -----------
                                                         13,992         13,434
                                                    -----------      -----------
Net Income                                               12,653         16,931
   Less: Preferred stock dividends                           57            534
   Gain on reacquired preferred stock                      --                1
                                                    -----------      -----------
Net Income for Common Stock                           $  12,596      $  16,398
                                                    ===========      ===========





 The accompanying notes to consolidated financial statements as they relate to
                SWEPCO are an integral part of these statements.

SWEPCO
Consolidated Balance Sheets
Southwestern Electric Power Company

                                                      March 31,    December 31,
                                                        1999          1998
                                                      (unaudited)   (audited)
                                                      ----------   ------------
                                                            (thousands)
ASSETS

  Electric Utility Plant
    Production                                      $ 1,399,130    $ 1,397,924
    Transmission                                        476,320        474,035
    Distribution                                        923,986        916,293
    General                                             327,437        321,136
    Construction work in progress                        40,195         48,523
                                                      ----------   ------------
                                                      3,167,068      3,157,911
  Less - Accumulated depreciation                     1,337,269      1,317,057
                                                      ----------   ------------
                                                      1,829,799      1,840,854
                                                      ----------   ------------
Current Assets
    Cash                                                  2,597          4,444
    Accounts receivable                                  44,560         40,430
    Materials and supplies, at average cost              25,762         25,135
    Fuel inventory                                       53,347         40,238
    Accumulated deferred income taxes                     2,983          4,869
    Prepayments and other                                18,024         16,651
                                                      ----------   ------------
                                                        147,273        131,767
                                                      ----------   ------------

Deferred Charges and Other Assets                       114,352        113,701
                                                      ----------   ------------
                                                    $ 2,091,424    $ 2,086,322
                                                      ==========   ============









 The accompanying notes to consolidated financial statements as they relate to
                SWEPCO are an integral part of these statements.

Consolidated Balance Sheets
Southwestern Electric Power Company
--------------------------------------------------------------------
                                                 March 31,      December 31,
                                                   1999            1998
                                                (unaudited)      (audited)
                                                 ----------      ----------
CAPITALIZATION AND LIABILITIES                        (thousands)
Capitalization
    Common stock:   $18 par value
        Authorized:   7,600,000 shares
        Issued and outstanding: 7,536,640       $ 135,660       $ 135,660
    Paid-in capital                               245,000         245,000
    Retained earnings                             286,188         300,592
                                                 --------        --------
        Total Common Stock Equity                 666,848   51%   681,252   51%
                                                 --------   ---  --------   ---
    Preferred stock                                 4,706   --%     4,707   --%

    SWEPCO-obligated, mandatorily redeemable
         preferred securities of subsidiary
         trust holding solely Junior
         Subordinated Debentures of SWEPCO        110,000    8%   110,000    8%
    Long-term debt                                541,092   41%   543,741   41%
                                                 --------   ---  --------  ----
                                                1,322,646  100% 1,339,700  100%
                                                 --------  ----   -------  ----
Current Liabilities
    Long-term debt and preferred stock due
      within twelve months                         44,959          43,932
    Advances from affiliates                       88,501          40,705
    Accounts payable                               46,547          73,507
    Payables to affiliates                         29,006          37,795
    Customer deposits                              13,600          13,316
    Accrued taxes                                  34,310          23,189
    Accrued interest                               12,756          14,275
    Over-recovered fuel costs                       6,397           5,378
    Other                                          12,529          12,538
                                                ---------       ---------
                                                  288,605         264,635
                                                ---------       ---------
Deferred Credits
    Accumulated deferred income taxes             394,579         398,664
    Investment tax credits                         61,072          62,213
    Income tax related regulatory liabilities,
     net                                            3,761           4,931
    Other                                          20,761          16,179
                                                ---------       ---------
                                                  480,173         481,987
                                                ---------       ----------

                                              $ 2,091,424     $ 2,086,322
                                                =========       =========







  The accompanying notes to consolidated financial statements as they relate t
                SWEPCO are an integral part of these statements.

SWEPCO
Consolidated Statements of Cash Flows (unaudited)
Southwestern Electric Power Company

                                                    Three Months Ended
                                                         March 31,
                                                   ---------------------
                                                      1999       1998
                                                   ---------   ---------
                                                       (thousands)
OPERATING ACTIVITIES
    Net Income                                      $ 12,653   $ 16,931
    Non-cash Items Included in Net Income
        Depreciation and amortization                 27,403     25,850
        Deferred income taxes and investment tax
         credits                                      (4,510)    (3,181)
    Changes in Assets and Liabilities
        Accounts receivable                           (4,130)    11,344
        Fuel inventory                               (13,109)      (782)
        Accounts payable                             (26,393)   (21,282)
        Payables to affiliates                        (8,789)    (6,129)
        Accrued taxes                                 11,121     13,431
        Other deferred credits                         4,582      2,225
        Other                                         (2,909)     1,734
                                                   ---------   ---------
                                                      (4,081)    40,141
                                                   ---------   ---------
INVESTING ACTIVITIES
    Construction expenditures                        (17,250)   (18,078)
    Other                                                383     (1,246)
                                                   ---------   ---------
                                                     (16,867)   (19,324)
                                                   ---------   ---------
FINANCING ACTIVITIES
    Redemption of preferred stock                         (1)        (2)
    Retirement of long-term debt                      (1,637)    (1,079)
    Change in advances from affiliates                47,796        492
    Payment of dividends                             (27,057)   (14,534)
                                                   ---------   ---------
                                                      19,101    (15,123)
                                                   ---------   ---------
Net Change in Cash and Cash Equivalents               (1,847)     5,694
Cash and Cash Equivalents at Beginning of Year         4,444      2,298
                                                   ---------   ---------
Cash and Cash Equivalents at End of Period           $ 2,597    $ 7,992
                                                   =========   =========

SUPPLEMENTARY INFORMATION
    Interest paid less amounts capitalized (includes
      distributions on Trust Preferred Securities)  $ 14,485   $ 14,195
                                                   =========   =========
    Income taxes paid                                $ 1,676      $ 307
                                                   =========   =========





 The accompanying notes to consolidated financial statements as they relate to
                SWEPCO are an integral part of these statements.

SOUTHWESTERN ELECTRIC POWER COMPANY
RESULTS OF OPERATIONS


COMPARISON OF THE QUARTERS ENDED MARCH 31, 1999 AND 1998


      Net income for common stock for the first quarter of 1999 was $12.6 million, a decrease of $3.8 million, or 23%, from the same period of 1998. The decrease resulted primarily from increased maintenance expenses, depreciation and amortization expense and taxes, other than income.

      Electric operating revenues decreased $0.5 million to $197.1 million during the first quarter of 1999 compared to the first quarter of 1998. The decrease was due primarily to lower fuel revenue of $0.6 million which was offset in part by increased non-fuel revenue of $0.2 million.

      Fuel expense for the first quarter of 1999 was relatively stable when compared to the same period of 1998. Fuel expense for 1999 was affected by increased natural gas generation, offset in part by a decrease in average unit fuel costs for natural gas.

      Other operating expenses were $30.2 million during the first quarter of 1999, a decrease of $0.9 million from the comparable period of 1998. The decrease was due primarily to decreases in employee-related expenses and decreased customer assistance expenses. Maintenance expenses increased $2.0 million, or 19%, due primarily to scheduled power plant maintenance expenses and increases in tree-trimming maintenance activities.

      Taxes, other than income increased $2.3 million, or 17%, as a result of increased ad valorem taxes, which reflect higher assessed values, and increased state franchise taxes which are calculated on a higher 1998 taxable income. Operating income taxes decreased $2.4 million, or 38%, as a result of lower taxable income for the first quarter of 1999.

      Interest charges increased $0.6 million for the first quarter of 1999, due primarily to increases in the levels of short-term debt.

                                       WTU



                          WEST TEXAS UTILITIES COMPANY


                         PART 1. FINANCIAL INFORMATION.

                          ITEM 1. FINANCIAL STATEMENTS.

WTU
Statements of Income (unaudited)
West Texas Utilities Company
                                            Three Months Ended March 31,
                                            ----------------------------
                                                1999          1998
                                              ---------    ---------
                                                    (thousands)

Electric Operating Revenues                    $ 81,052    $ 83,948
                                              ---------    ---------
Operating Expenses and Taxes
    Fuel                                         23,134      25,231
    Purchased power                               8,294       7,908
    Other operating                              20,133      22,386
    Maintenance                                   4,178       3,186
    Depreciation and amortization                10,774      10,669
    Taxes, other than income                      7,488       5,555
    Income taxes                                   (247)        945
                                              ---------    ---------
                                                 73,754      75,880
                                              ---------    ---------
Operating Income                                  7,298       8,068
                                              ---------    ---------
Other Income and Deductions
    Allowance for equity funds used during
     construction                                    96         133
    Other                                          (199)        779
    Non-operating income taxes                      219          91
                                              ---------    ---------
                                                    116       1,003
                                              ---------    ---------
Income Before Interest Charges                    7,414       9,071
                                              ---------    ---------
Interest Charges
    Interest on long-term debt                    5,088       5,088
    Interest on short-term debt and other         1,162       1,004
    Allowance for borrowed funds used during
     construction                                  (143)       (111)
                                              ---------    ---------
                                                  6,107       5,981
                                              ---------    ---------
Net Income                                        1,307       3,090
    Less: Preferred stock dividends                  26          26
                                              ---------    ---------
Net Income for Common Stock                    $  1,281    $  3,064
                                              =========    =========




       The accompanying notes to financial statements as they relate to WTU are an integral part of these statements.

WTU
Balance Sheets
West Texas Utilities Company

                                                      March 31,     December 31,
                                                        1999           1998
                                                     (unaudited)     (audited)
                                                     ------------   ------------
                                                             (thousands)
ASSETS

  Electric Utility Plant
    Production                                         $ 433,170      $ 429,896
    Transmission                                         214,729        213,630
    Distribution                                         386,086        382,373
    General                                              110,125        108,878
    Construction work in progress                         10,834         11,805
                                                     ------------   ------------
                                                       1,154,944      1,146,582
  Less - Accumulated depreciation                        476,852        473,503
                                                     ------------   ------------
                                                         678,092        673,079
                                                     ------------   ------------
Current Assets
    Cash                                                   2,700          2,093
    Accounts receivable                                   31,322         31,689
    Materials and supplies, at average cost               14,580         14,191
    Fuel inventory                                        14,093         13,186
    Accumulated deferred income taxes                      1,722            366
    Under-recovered fuel costs                               238          3,980
    Prepayments and other                                  6,976          5,988
                                                     ------------   ------------
                                                          71,631         71,493
                                                     ------------   ------------
Deferred Charges and Other Assets
    Deferred Oklaunion costs                              13,978         14,910
    Restructuring costs                                    6,607          7,079
    Other                                                 53,145         53,251
                                                     ------------   ------------
                                                          73,730         75,240
                                                     ------------   ------------

                                                       $ 823,453      $ 819,812
                                                     ============   ============








      The accompanying notes to financial statements as they relate to WTU are an integral part of these statements.

WTU
Balance Sheets
West Texas Utilities Company

                                          March 31,         December 31,
                                             1999              1998
                                          (unaudited)       (audited)
                                          -----------       -----------
CAPITALIZATION AND LIABILITIES                     (thousands)
Capitalization
    Common stock:   $25 par value
        Authorized:  7,800,000 shares
        Issued and outstanding: 5,488,560
          shares                           $ 137,214         $ 137,214
    Paid-in capital                            2,236             2,236
    Retained earnings                        111,470           117,189
                                          -----------       -----------
                                             250,920    45%    256,639    46%
                                          ----------- ----- ----------- ------

    Preferred stock                            2,482    --%      2,482    --%
    Long-term debt                           303,561    55%    303,519    54%
                                          ----------- ----- ----------- ------
                                             556,963   100%    562,640   100%
                                          ----------- ----- ----------- ------


Current Liabilities
    Advances from affiliates                  18,634             4,573
    Payables to affiliates                    15,794            19,917
    Accounts payable                          31,017            31,473
    Accrued taxes                              5,488            10,031
    Accrued interest                           8,000             4,125
    Other                                      4,918             3,797
                                          -----------       -----------
                                              83,851            73,916
                                          -----------       -----------
Deferred Credits
    Accumulated deferred income taxes        141,145           140,731
    Investment tax credits                    26,078            26,597
    Income tax related regulatory
     liabilities, net                         11,627            12,088
    Other                                      3,789             3,840
                                          -----------       -----------
                                             182,639           183,256
                                          -----------       -----------

                                           $ 823,453         $ 819,812
                                          ===========       ===========





    The accompanying notes to financial statements as they relate to WTU are an integral part of these statements.

WTU
Statements of Cash Flows (unaudited)
West Texas Utilities Company
                                                    Three Months Ended
                                                         March 31,
                                                    ------------------
                                                     1999       1998
                                                    -------    -------
                                                        (thousands)

OPERATING ACTIVITIES
    Net Income                                      $ 1,307    $ 3,090
    Non-cash Items Included in Net Income
        Depreciation and amortization                11,051     10,924
        Deferred income taxes and investment tax
         credits                                     (1,922)    (2,200)
    Changes in Assets and Liabilities
        Accounts receivable                             367    (11,746)
        Fuel inventory                                 (907)       228
        Accounts payable                               (456)    10,090
        Payables to affiliates                       (4,123)    (7,788)
        Accrued taxes                                (4,543)    (2,864)
        Accrued interest                              3,875      3,568
        Fuel recovery                                 3,742       (398)
        Other deferred credits                          (51)   (13,336)
        Other                                          (246)       960
                                                    -------    -------
                                                      8,094     (9,472)
                                                    -------    -------
INVESTING ACTIVITIES
    Construction expenditures                       (12,445)    (9,886)
    Other                                            (2,077)      (345)
                                                    -------    -------
                                                    (14,522)   (10,231)
                                                    -------    -------
FINANCING ACTIVITIES
    Payment of dividends                             (7,026)    (4,026)
    Change in advances from affiliates               14,061      6,037
                                                    -------    -------
                                                      7,035      2,011
                                                    -------    -------
Net Change in Cash and Cash Equivalents                 607    (17,692)
Cash and Cash Equivalents at Beginning of Year        2,093     20,613
                                                    -------    -------
Cash and Cash Equivalents at End of Period          $ 2,700    $ 2,921
                                                    =======    =======

SUPPLEMENTARY INFORMATION
    Interest paid less amounts capitalized          $ 1,200    $ 1,134
                                                    =======    =======
    Income taxes paid                                 $ 295       $ --
                                                    =======    =======


 The accompanying notes to financial statements as they relate to WTU are an integral part of these statements.

WEST TEXAS UTILITIES COMPANY
RESULTS OF OPERATIONS


COMPARISON OF THE QUARTERS ENDED MARCH 31, 1999 AND 1998


      Net income for common stock decreased to $1.3 million for the first quarter of 1999 from $3.1 million in the first quarter of 1998. The decline in net income was due to decreases in electric operating revenues and other income. These decreases were partially offset by a decline in operating expenses and taxes.

      Electric operating revenues decreased $2.9 million, or 3%, in the first quarter of 1999 compared to the first quarter of 1998. The decrease was due primarily to lower non-fuel related revenues of $2.6 million in 1999 due to less favorable weather in the first quarter of 1999 as compared to 1998.

      Fuel expense decreased $2.1 million, or 8%, in the first quarter of 1999 compared to the first quarter of 1998 due primarily to a reduction in average unit fuel costs from $1.95 per MMbtu in 1998 to $1.75 per MMbtu in 1999. The decrease was due primarily to a decline in the spot market price of natural gas. The decrease in fuel expense was partially offset by an increase in purchased power of $0.4 million from the first quarter of 1998 to the first quarter of 1999 due to increased purchases resulting from scheduled maintenance for a generating plant.

      Other operating expenses declined $2.3 million for the first quarter of 1999 compared to the same period of 1998 due to a $2.2 million reduction in transmission expenses. This reduction resulted from a transmission service agreement adjustment related to the final order in Texas Commission Docket No. 17285. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - CPL and WTU Complaint vs. Texas Utilities Electric Company (Docket No. 17285). Maintenance expense rose $1.0 million from the comparable period in 1998 due primarily to scheduled maintenance occurring in the first quarter of 1999.

      Taxes, other than income increased $1.9 million in the first quarter of 1999 compared to the first quarter of 1998 due to an increase in ad valorem taxes, which reflect higher assessed values, and state franchise taxes, which are calculated based on a higher 1998 taxable income.

      Operating income taxes decreased $1.2 million as a result of lower taxable income for the first quarter of 1999 compared to the first quarter of 1998.

      Other income and deductions declined $0.9 million in the first quarter of 1999 compared to the same time period in 1998. Income from merchandise operations decreased $0.5 million from 1998 to 1999 for the respective time periods. Interest and dividend income also declined $0.3 million for the first quarter of 1999 compared to the same quarter of 1998.

INDEX TO APPLICABLE NOTES TO FINANCIAL STATEMENTS BY REGISTRANT

NOTE 1.  PRINCIPLES OF PREPARATION           CSW, CPL, PSO, SWEPCO, WTU

NOTE 2.  LITIGATION AND REGULATORY
         PROCEEDINGS                         CSW, CPL, PSO, SWEPCO, WTU

NOTE 3.  COMMITMENTS AND CONTINGENT
         LIABILITIES                         CSW, CPL, PSO, SWEPCO, WTU

NOTE 4.  COMMON STOCK AND DIVIDENDS          CSW, CPL, PSO, SWEPCO, WTU

NOTE 5.  PROPOSED AEP MERGER                 CSW, CPL, PSO, SWEPCO, WTU

NOTE 6.  BUSINESS SEGMENTS                   CSW

NOTE 7.  SOUTH AMERICAN INVESTMENTS          CSW

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.     PRINCIPLES OF PREPARATION

       General
      The condensed financial statements of the Registrants have been prepared by each Registrant pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although each Registrant believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes included in the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 1998.

      The unaudited financial information reflects all adjustments of a normal recurring nature which are, in the opinion of management of such Registrant, necessary for a fair statement of the results of operations for the interim periods. Information for quarterly periods is affected by seasonal variations in sales, rate changes, timing of fuel expense recovery and other factors.

      Benefit Plans
      During the first quarter of 1999, CSW changed to the Market Method to determine pension costs. Prior to January 1, 1999, CSW utilized the market value of the pension assets at September 30 in its calculation of pension costs. The change was made to minimize the plan asset market value volatility effect on recorded pension costs. Adopting the Market Method did not have a material effect on first quarter 1999 results of operations or financial position on CSW or its subsidiaries. The cumulative effect of the accounting change to the Market Method was not material to first quarter 1999 results of operations or financial position on CSW or its subsidiaries.

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

      CPL's portion of the costs of decommissioning STP was estimated to be $258 million in 1995 dollars based on a site specific study completed in 1995. CPL is accruing and recovering these decommissioning costs through rates based on the service life of STP at a rate of $8.2 million per year. The funds are deposited with a trustee under the terms of an irrevocable trust and are reflected in CPL's consolidated balance sheets as Nuclear decommissioning trust with a corresponding amount accrued in Accumulated Depreciation. On CSW's consolidated balance sheets, the irrevocable trust is included in Deferred Charges and Other Assets, Other, with a corresponding amount accrued in Accumulated Depreciation. In CSW's and CPL's consolidated statements of income, the income related to the irrevocable trust is recorded in Other Income and Deductions, Other. In CPL's consolidated statements of income, the interest expense related to the irrevocable trust is recorded in Interest Charges, Interest on short-term debt and other. In CSW's consolidated statements of income the interest expense related to the irrevocable trust is recorded in Interest and Other Charges, Interest on Short-term Debt and Other. At March 31, 1999, the nuclear trust balance was $72.0 million.

      Foreign Currency Translation
      The financial statements of SEEBOARD U.S.A., which are included in CSW's consolidated financial statements, have been translated from British pounds to U.S. dollars in accordance with SFAS No. 52. All balance sheet accounts are translated at the exchange rate at the end of the period and all income statement items are translated at the average exchange rate for the applicable period. At March 31, 1999, the current exchange rate was approximately
(pound)1.00=$1.61, and the average exchange rate for the three month period ended March 31, 1999 was approximately (pound)1.00=$1.62. At March 31, 1998, the current exchange rate was approximately (pound)l.00=$1.68, and the average exchange rate for the three month period ended March 31, 1998 was approximately (pound)l.00=$1.65. All the resulting translation adjustments are recorded directly to Accumulated other comprehensive income on CSW's Consolidated Balance Sheets. Cash flow statement items are translated at a combination of average, historical and current exchange rates. The non-cash impact of the changes in exchange rates on cash and cash equivalents, resulting from the translation of items at the different exchange rates, is shown on CSW's Consolidated Statements of Cash Flows in Effect of exchange rate changes on cash and cash equivalents.

      See NOTE 7. SOUTH AMERICAN INVESTMENTS for information regarding CSW's investments in Brazil.

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

      Reclassifications
      Certain financial statement items for prior periods have been reclassified to conform to the 1999 presentation.


2.     LITIGATION AND REGULATORY PROCEEDINGS

      See the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 1998 for additional discussion of litigation and regulatory proceedings. Reference is also made to NOTE 3. COMMITMENTS AND CONTINGENT

LIABILITIES and ITEM 2. MD&A - RATES AND REGULATORY MATTERS, CPL Rate Review - Docket No. 14965 for additional discussion of litigation and regulatory matters.

      Litigation Related to the Rights Plan and AEP Merger
      Two lawsuits were filed in Delaware state court seeking to enjoin the AEP Merger. CSW and each of its directors were named as defendants in both cases. The first suit alleged that the Rights Plan, approved by the CSW Board of Directors on September 27, 1997, constituted a "poison pill" precluding acquisition offers and resulting in a heightened fiduciary duty on the part of the CSW Board of Directors to pursue an auction-type sales process to obtain the best value for CSW stockholders. This suit was voluntarily dismissed on April 12, 1999. The second suit alleged that the AEP Merger was unfair to CSW stockholders in that it did not recognize the underlying intrinsic value of CSW's assets and its future profitability. The plaintiffs have filed a notice of dismissal in that case.

      CPL Rate Review - Docket No. 14965
      In November 1995, CPL filed with the Texas Commission a request to increase its retail base rates by $71 million. On October 16, 1997, the Texas Commission issued the CPL 1997 Final Order. The CPL 1997 Final Order lowered the annual retail base rates of CPL by approximately $19 million, or 2.5%, from CPL's rate level existing prior to May 1996. The Texas Commission also included a "Glide Path" rate reduction methodology in the CPL 1997 Final Order pursuant to which CPL's annual rates were reduced by $13 million beginning May 1, 1998 and an additional $13 million on May 1, 1999.

      CPL appealed the CPL 1997 Final Order to the State District Court of Travis County to challenge the resolution of several issues in the rate case. The primary issues include: (i) the classification of $800 million of invested capital in STP as ECOM which was assigned a lower return on equity than non-ECOM property; (ii) the Texas Commission's application of the "Glide Path" rate reduction methodology applied on May 1, 1998 and May 1, 1999; and (iii) the $18 million of disallowed affiliate expenses from CSW Services. As part of the appeal, CPL sought a temporary injunction to prohibit the Texas Commission from implementing the "Glide Path" rate reduction methodology. The court denied the temporary injunction and the "Glide Path" rate reductions were implemented in May 1998 and May 1999. Hearings on the appeal were held during the third quarter of 1998, and a judgment was issued in February 1999 affirming the Texas Commission order, except for a consolidated tax issue in the amount of $6 million, which was remanded to the Texas Commission. While CPL appealed this most recent order to the Court of Appeals, management is unable to predict how the final resolution of these issues will ultimately affect CSW's and CPL's results of operations and financial condition. Regarding the AEP/CSW merger case, on May 4, 1999, AEP and CSW announced that they had reached a stipulated agreement with the general counsel of the Texas Commission and other intervenors in the state of Texas. If the stipulated agreement is approved by the Texas Commission and the AEP Merger is ultimately consummated, the agreement states that CSW will withdraw its appeal with respect to the "glide path" rate reduction methodology. See NOTE 5. PROPOSED AEP MERGER and ITEM 2. MD&A - PROPOSED AEP MERGER for additional information on the stipulated agreement.

      CPL currently accounts for the economic effects of regulation in accordance with SFAS No. 71. Pursuant to the provisions of SFAS No. 71, CPL has recorded approximately $1.2 billion of regulatory-related assets at March 31, 1999. The application of SFAS No. 71 is conditioned upon CPL's rates being set based on the cost of providing service. In the event management concludes that as a result of changes in regulation, legislation, the competitive environment, or other factors, CPL or some portion of its business no longer meets the criteria for following SFAS No. 71, a write-off of regulatory assets and liabilities would be required, absent a means of recovering such assets or settling such liabilities in a continuing regulated segment of the business. CPL would also be required to evaluate whether there was any impairment of any deregulated plant assets. CPL and CSW could experience, depending on the timing and amount of any write-off, a material adverse effect on their results of operations and financial condition.

      The foregoing discussion of CPL Rate Review - Docket No. 14965 constitutes forward-looking information within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information. See FORWARD-LOOKING INFORMATION.

      Also see ITEM 2. MD&A - RATES AND REGULATORY MATTERS, CPL Rate Review - Docket No. 14965 for a discussion of the CPL 1997 Final Order.

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

      In addition to requesting reconciliation of its fuel and fuel-related expenses for the reconciliation period, CPL requested the Texas Commission to authorize CPL to recover the reward that was earned during the reconciliation period under the performance standard adopted in Docket No. 14965 for CPL's share of STP. In Docket No. 14965, the Texas Commission adopted a three-year average capacity factor of 83% performance standard for STP. During the reconciliation period, STP operated at a net capacity factor of 93.1%, saving customers $28.4 million in fuel and purchased power costs. CPL proposed an equal sharing with its customers of the benefit, or reward, resulting from STP operation during the reconciliation period above the 83% capacity factor target, net of any reduction of eligible fuel expense as a result of this case. CPL requested that it be authorized to recover the Texas retail amount, or $13.4 million, of its 50% share of the performance standard reward, by including 1/36 of this amount, or $373,003, in retail eligible fuel expense each month for the three-year period following the Texas Commission's order in this case. These amounts will be included in calculating the monthly over-recovery or under-recovery balances. CPL further requested that it be authorized to apply the amounts of the reward recovered through Texas retail eligible fuel expense as additional amortization of its STP deferred accounting regulatory asset.

      CPL also made an alternative proposal if consistent and uniform equal sharing of potential penalties and rewards is not intended by the Texas Commission. CPL proposed that it be authorized to recover the Texas portion of 50% of the reward by including 1/36 of this amount, or $373,003, in Texas retail eligible fuel expense each month for three years following the Texas Commission order in this case and that the remaining 50% of the reward be "banked" to be used against potential future penalties or other disallowance of fuel costs. CPL will recognize such amounts at the time Texas Commission approval is obtained.

      CPL Municipal Franchise Fee Litigation
      In May 1996, the City of San Juan, Texas filed a class action in Hidalgo County, Texas District Court on behalf of all cities served by CPL based upon CPL's alleged underpayment of municipal franchise fees. The plaintiffs' petition asserts various contract and tort claims against CPL as well as certain audit rights. The suit seeks unspecified damages and attorneys' fees. CPL filed a counterclaim for any overpayment of franchise fees it may have made as well as its attorneys' fees. CPL also filed a motion to transfer venue to Nueces County, Texas, and a plea to the jurisdiction and pleas in abatement asserting that the Texas Commission has primary jurisdiction over the claims. In May 1996 and December 1996, respectively, the Cities of Pharr, Texas and San Benito, Texas filed individual suits making claims virtually identical to those claimed by the

City of San Juan. In January 1997, CPL filed an original petition at the Texas Commission requesting the Texas Commission to declare its jurisdiction over CPL's collection and payment of municipal franchise fees.

      In April 1997, the Texas Commission issued a declaratory order in which it declined to assert jurisdiction over the claims of the City of San Juan. CPL appealed the Texas Commission's decision to the Travis County, Texas District Court, which affirmed the Texas Commission ruling on February 19, 1999. After the Texas Commission's order, the Hidalgo County District Court overruled CPL's plea to the jurisdiction and plea in abatement. In July 1997, the Hidalgo County District Court entered an order certifying the case as a class action. CPL appealed this order to the Corpus Christi Court of Appeals. In February 1998, the Corpus Christi Court of Appeals affirmed the trial court's order certifying the class. CPL appealed the Corpus Christi Court of Appeals ruling to the Texas Supreme Court, which declined to hear the case. In August 1998, the Hidalgo County District Court ordered the case to mediation and suspended all proceedings pending the completion of the mediation. The mediation was completed in December 1998, but the case was not resolved.

      On January 5, 1999, a class notice was mailed to each of the cities served by CPL. Over 90 of the 128 cities declined to participate in the lawsuit. However, CPL has pledged that if any final, non-appealable court decision in the litigation awards a judgement against CPL for a franchise underpayment, CPL will extend the principles of that decision, with regard to the franchise underpayment, to the cities that decline to participate in the litigation. The plaintiffs have filed a motion to extend the time for the cities to decide whether to participate in the lawsuit.

      Although CPL believes that it has substantial defenses to the cities' claims and intends to defend itself against the cities' claims and pursue its counterclaims vigorously, CPL cannot predict the outcome of the municipal franchise fee litigation or its impact on CPL's results of operations or financial position.

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

      CPL and WTU Complaint vs. Texas Utilities Electric Company Complaint (Docket No.17285)
      A joint complaint filed by CPL and WTU with the Texas Commission asserted that since January 1, 1997, Texas Utilities Electric Company had been effectively double charging for transmission service within ERCOT. A proposal for decision received in February 1998 recommended approval of a CPL and WTU proposed reduction of $15.5 million annually of payments to Texas Utilities Electric Company under FERC-approved transmission service agreements against amounts that CPL and WTU would otherwise owe Texas Utilities Electric Company pursuant to Texas Commission rules for transmission service in ERCOT. The Texas Commission approved the proposal in September 1998. Even though Texas Utilities Electric Company has appealed the Texas Commission final order, it refunded $26.6 million to CPL and WTU in November 1998. Prior to the Texas Commission's September 1998 decision, the $15.5 million annual payment to Texas Utilities Electric Company had been allocated to the U.S. Electric Operating Companies. As a result of this order, the payment will continue to be recorded on CPL's and WTU's books as a reduction to ERCOT transmission expense with no future expenses on the books of PSO and SWEPCO.

      Transmission Coordination Agreement
      The transmission coordination agreement provides the means by which the U.S. Electric Operating Companies will operate, plan and maintain the four separate transmission systems as a single unit. The agreement also establishes a process for the U.S. Electric Operating Companies to allocate revenues received under open access transmission tariffs. In August 1998, the FERC accepted the transmission coordination agreement for filing, suspended it for a nominal period, and made it effective retroactive to January 1, 1997, subject to refund and investigation. In the first quarter of 1999, U.S. Electric Operating Companies and supporting intervenor signatories filed an uncontested offer of settlement, which is awaiting approval from the FERC. Management cannot predict if FERC will approve the offer of settlement.

      PSO PCB Cases
      PSO has been named a defendant in petitions filed in state court in Oklahoma in February and August 1996. The petitions allege that the plaintiffs suffered personal injury and fear future injury as a result of contamination by PCBs from a transformer malfunction that occurred in April 1982 at the Page Belcher Federal Building in Tulsa, Oklahoma. Each of the plaintiffs seeks actual and punitive damages in excess of $10,000. Other claims arising from this incident have been settled and the suits dismissed. Management believes that PSO has defenses to the remaining complaints and intends to defend the suits vigorously. Management believes that the remaining claims, excluding claims for punitive damages, are covered by insurance. Management also believes that the ultimate resolution of the remaining lawsuits will not have a material adverse effect on CSW's or PSO's results of operations or financial condition.

      PSO Union Negotiations
      In March 1999, PSO and its Local Union 1002 of the IBEW reached an agreement to contract negotiations, which began in July 1996. In December 1996, PSO had implemented portions of its then final proposal after declaring an impasse. The principal issue of disagreement involved PSO's need for flexibility in a deregulated environment. In April 1997, Oklahoma's governor signed into law an electric industry-restructuring bill. The law mandates the implementation of retail competition to begin on July 1, 2002. Following passage of the law, PSO resumed negotiations with the union. The new contract allows PSO to be in a better position to compete as the electric utility industry in Oklahoma restructures. The effective of the new agreement was on April 4, 1999, and it will remain in effect until September 30, 2000.

      PSO and the union continued discussions to resolve issues related to a recent NLRB ruling against PSO. In October 1998, PSO received an adverse ruling from a NLRB ALJ on the union's unfair labor practice charge against PSO. The ALJ upheld PSO's right to cease collecting union dues through payroll deductions.
The ALJ ruled that PSO did negotiate in good faith but that PSO's position on some issues was too harsh, and therefore the December 1996 implementation should be rolled back and employees made whole. Additionally, the ALJ ruled that PSO improperly solicited employees to withdraw from the union. In December 1998, PSO appealed the ALJ's ruling to the NLRB. At this time, PSO cannot predict the ultimate outcome of the NLRB matter. However, PSO believes that it will not have a material adverse effect on its results of operations or financial condition. As a result of the agreement, the union agreed to withdraw its opposition to the AEP merger proceedings.

      SWEPCO Fuel Proceeding
      In May 1997, SWEPCO filed with the Texas Commission an application to reconcile fuel costs and implement a 12 month surcharge of fuel cost under-recoveries. Because of the uncertainty as to when a surcharge may be implemented, SWEPCO did not establish in its filing a proposed surcharge period or a total surcharge amount, which would reflect interest through the entire surcharge period. However, SWEPCO indicated that it had under-recovered Texas jurisdictional fuel costs in the amount balance of approximately $16.8 million, including interest through December 1996. Included in the $16.8 million balance are fuel related litigation expenses of $5.0 million and an interest return of $2.0 million on the unamortized balance of a fuel contract termination payment.

      On December 8, 1997, SWEPCO and the other parties to the above-consolidated proceedings before the Texas Commission filed a settlement on all issues except as to whether transmission equalization payments should be included in fuel or base revenues. Of the $16.8 million in under-recovered fuel costs as of December 31, 1996, the settlement resulted in a decrease of the under-recovered fuel costs, and the resulting surcharge recovery, by $6.0 million. The settlement also provides that SWEPCO's fuel and fuel-related expenses during the reconciliation period were reasonable and necessary and would allow them to be reconciled as eligible fuel expense. Also, the settlement provides that SWEPCO's actions in litigating and renegotiating certain fuel contracts, together with the prices, terms and conditions of the renegotiated contracts were prudent. The $6.0 million reduction was not associated with any particular activity or issue within the fuel proceedings.

      On April 8, 1998, the ALJ issued a proposal for decision regarding the one outstanding issue, whether transmission equalization payments should be included in eligible fuel expense. The proposal for decision recommended that SWEPCO be allowed to include transmission equalization expense in eligible fuel expense. On May 19, 1998, the Texas Commission reversed the ALJ and declined to allow SWEPCO to recover its transmission equalization payments as a component of eligible fuel expense. This ruling resulted in an earnings reduction of approximately $1.8 million, which was recorded in the second quarter of 1998. On June 8, 1998, SWEPCO filed a motion for rehearing on the transmission equalization issue, which was denied through operation of law. After the Texas Commission's order on May 19, 1998, SWEPCO had still under-recovered its fuel and fuel related expenses. On July 1, 1998, the Texas Commission issued an order allowing SWEPCO to surcharge its Texas retail customers $6.9 million of under-recovered fuel and fuel related expenses and associated interest. The surcharge began in July 1998 and will end in June 1999. SWEPCO has filed an appeal regarding this matter in the State District Court of Travis County, Texas. Management is unable to predict the ultimate outcome of this litigation. However, SWEPCO will withdraw the appeal if the stipulated AEP merger settlement is approved and the merger is consummated.

      SWEPCO Lignite Mining Agreement Litigation
      SWEPCO and CLECO are each a 50% owner of Dolet Hills Power Station Unit 1 and jointly own lignite reserves in the Dolet Hills area of northwestern Louisiana. In 1982, SWEPCO and CLECO entered into a lignite mining agreement with the DHMV, a partnership for the mining and delivery of lignite from a portion of these reserves.

      On April 15, 1997, SWEPCO and CLECO filed suit against DHMV and its partners in the United States District Court for the Western District of Louisiana seeking to enforce various obligations of DHMV to SWEPCO and CLECO under the lignite mining agreement, including provisions relating to the quality of the delivered lignite, pricing, and mine reclamation practices. On June 15, 1997, DHMV filed an answer denying the allegations in the suit and filed a counterclaim asserting various contract-related claims against SWEPCO and CLECO. SWEPCO and CLECO have denied the allegations in the counterclaims on the grounds the counterclaims have no merit. On January 8, 1999, SWEPCO and CLECO amended the claims against DHMV in the lawsuit to include a request that, if the court determines that DHMV has breached the lignite mining agreement, the lignite mining agreement be terminated. This federal court suit is set for trial beginning in November 1999.

      SWEPCO intends to vigorously prosecute the claims against DHMV and defend against the counterclaims which DHMV has asserted. Although SWEPCO cannot predict the ultimate outcome of this matter, management believes that the resolution of this matter will not have a material adverse effect on SWEPCO's results of operations or financial condition.

       WTU Fuel Reconciliation
      On December 31, 1997, WTU filed with the Texas Commission an application to reconcile fuel costs and to request authorization to carry the reconciled balance forward into the next reconciliation period. WTU did not seek a surcharge of the reconciled balance in the December 31, 1997 filing.

      During the reconciliation period of July 1, 1994 through June 30, 1997, WTU incurred approximately $422 million in eligible fuel and fuel-related expenses to generate and purchase electricity. The Texas jurisdictional allocation of such fuel and fuel-related expenses is approximately $295 million.

      On June 11, 1998, WTU amended its application to reconcile fuel costs to remove a credit from the calculation of eligible fuel in the amount of $3 million related to transmission equalization payments. This amendment resulted from the Texas Commission's ruling concerning transmission equalization payments in the SWEPCO fuel reconciliation described above.

      On October 14, 1998, the general counsel of the Texas Commission and WTU agreed to a non-unanimous stipulation regarding WTU's eligible fuel and fuel-related expenses. One party does not accept the stipulation's proposed treatment of transmission equalization payment. Parties filed briefs in November 1998, and a proposal for decision from the ALJ was received on January 29, 1999. In the proposal for decision, the ALJ recommends recovery of all eligible fuel and fuel-related expenses requested by WTU except for $70,000, or approximately 0.02%, of the amount requested. On March 26, 1999, the Texas Commission issued a final order accepting the ALJ's proposal for decision. The final order provided for the recovery of ERCOT ISO transaction fees in eligible fuel expense, which the ALJ had previously disallowed. On April 14, 1999, certain cities served by WTU filed motions for rehearing at the Texas Commission. The motions for rehearing were considered by the Texas Commission on April 29, 1999, and no material change was made to the March 26, 1999 final order. The period for motions for rehearing has not yet lapsed.


3.     COMMITMENTS AND CONTINGENT LIABILITIES

      SWEPCO Henry W. Pirkey Power Plant
      In connection with the South Hallsville lignite-mining contract for its Henry W. Pirkey Power Plant, SWEPCO has agreed, under certain conditions, to assume the obligations of the mining contractor. As of March 31, 1999, the maximum amount SWEPCO believes it may have to assume is $92 million. However, the maximum amount may vary as the mining contractor's need for funds fluctuates. The contractor's actual obligation outstanding at March 31, 1999 was $70 million.

      SWEPCO South Hallsville Lignite Mine
      As part of the process to receive a renewal of a Texas Railroad Commission permit for lignite mining at the South Hallsville lignite mine and expansion into the Marshall South Lignite Project area, SWEPCO has agreed to guarantee the costs of mine reclamation of up to $85 million. Since SWEPCO uses self-bonding, the guarantee provides for SWEPCO to commit to use its resources to complete the reclamation in the event the work is not completed by the third party miner. The current cost to reclaim the mine is estimated to be approximately $36 million.

      SWEPCO Cajun Asset Purchase Proposal
      Cajun filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code on December 21, 1994 and is currently operating under the supervision of the United States Bankruptcy Court for the Middle District of Louisiana.

      On April 16, 1999, the April 1999 SWEPCO Plan was filed with the bankruptcy court. The April 1999 SWEPCO Plan replaces all previous plans filed by SWEPCO. Under the April 1999 SWEPCO Plan, a SWEPCO affiliate would acquire all the non-nuclear assets of Cajun for $1.017 billion. SWEPCO's bid is based on interest rate adjustments to its base bid of $940.5 million. The April 1999 SWEPCO Plan incorporates the terms of a settlement between the RUS, the Cajun Members Committee, Clairborne Electric Cooperative, Inc. and SWEPCO. In addition, the April 1999 SWEPCO Plan provides for SWEPCO and the Cajun member cooperatives to enter into long-term power supply agreements with rate plan options and market access provisions designed to ensure long-term competitiveness of the cooperatives. Eight cooperatives and Central Louisiana Electric Company, Inc. agreed to purchase power from SWEPCO, if the bankruptcy court confirms the April 1999 SWEPCO Plan.

      The trustee for Cajun supports a revised competing bid of $960 million, on an interest-adjusted basis, filed by the Cajun trustee and Louisiana Generating LLC on April 16, 1999. The Cajun trustee filed additional changes to the proposed purchase price on April 19, 1999. On April 22, 1999, the Cajun trustee and Louisiana Generating LLC then filed additional changes to the proposed purchase price. The interest-adjusted purchase price under the amended Louisiana Generating LLC bid is now approximately $1.037 billion.

       The bankruptcy court has ordered mediation to occur among the parties in an effort to resolve the bankruptcy case. Final confirmation hearings are scheduled to begin June 22, 1999.

      Consummation of the April 1999 SWEPCO Plan is conditioned upon confirmation by the bankruptcy court, and the receipt by SWEPCO and CSW of all requisite state and federal regulatory approvals in addition to their respective boards of directors approvals. If the April 1999 SWEPCO Plan is ultimately confirmed by the bankruptcy court, the $1.017 billion required to consummate the acquisition of Cajun's non-nuclear assets is expected to be financed through a combination of external non-recourse borrowings and internally generated funds. There can be no assurance that the bankruptcy court will confirm the April 1999 SWEPCO Plan or, if it is confirmed, that federal and state regulators will approve it. As of March 31, 1999, SWEPCO had deferred $12.1 million in costs related to the Cajun acquisition on its consolidated balance sheet, which would be expensed if the April 1999 SWEPCO Plan is not ultimately successful.

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

      Currently, a feasibility study is being conducted to evaluate remedial strategies for the property. The feasibility study process will require public input prior to a final decision and will result in a remediation strategy along with associated costs.

      SWEPCO has incurred approximately $200,000 to date for its portion of the cleanup of this site, and based on its preliminary estimates, anticipates that an additional $2 million may be incurred. Accordingly, SWEPCO has accrued an additional $2 million for the cleanup of the site.

      The State of Mississippi has passed Brownfield legislation, which provides for levels of cleanup standards. Although regulations implementing this legislation are not expected to be finalized until the summer of 1999, the MDEQ has indicated that it will work with SWEPCO in the interim to allow the cleanup project to move forward.

      SWEPCO Wilkes Power Plant Copper Limit Compliance
      The EPA has cited SWEPCO's Wilkes power plant in an administrative order for wastewater permit violations related to copper level limits. Past and planned compliance activities, including activities that have been conducted to determine the source of copper, were presented by SWEPCO to EPA during an administrative meeting, which was held on August 13, 1998. Negotiations continue between SWEPCO and the EPA. The EPA has not issued an administrative penalty order nor a referral to the United States Department of Justice for judicial action with monetary fines. On December 29, 1998, the TNRCC fined SWEPCO $8,250 for the same issue on the state permit, which was paid in February 1999.

      SEEBOARD London Underground Commitment
      SEEBOARD has committed (pound)79 million, or $127 million, for costs associated with its contract related to the London Underground transportation system. In 1998, SEEBOARD, through its subsidiary, SEEBOARD Powerlink, signed a $1.6 billion, 30 year contract as a joint venture partner to operate, maintain, finance and renew the high-voltage power distribution network of the London Underground.

      SEEBOARD Third Party Pension Litigation
      In the U.K., National Grid Group and National Power have been involved in continuing litigation in respect of their use of actuarial surpluses declared in the electricity industry's occupational pension scheme, the Electricity Supply Pension Scheme. A high court decision in favor of the National Grid Group and National Power was appealed and on February 10, 1999 the Court of Appeal ruled that the particular arrangements made by these corporations to dispose of the surplus, partly by canceling liabilities relating to additional pension payments resulting from early retirement, were invalid due to procedural defects. SEEBOARD employees are members of the Electricity Supply Pension Scheme and SEEBOARD has made similar use of actuarial surplus. For SEEBOARD, the amount of the cancelled payments was approximately $33 million. The Court of Appeal did not order the National Grid Group and National Power to make payment to the Electricity Supply Pension Scheme but will hold a further hearing to decide what action to take. It is likely that the case will then be referred to the U.K. House of Lords. The final outcome of the hearing, or any referral to the U.K.
House of Lords, cannot be determined and therefore it is not possible for management to quantify the potential impact, if any, on the results of operations and financial condition of CSW and/or SEEBOARD.

      Diversified Electric Loans and Commitments
      CSW Energy began construction in August 1998 of a 500 MW power plant, known as Frontera, in the Rio Grande Valley, near the city of Mission, Texas.
In addition to funds already spent, at March 31, 1999, CSW Energy had committed costs of approximately $36 million, including development construction and financing of the projected $210 million project costs. The natural gas-fired facility should begin simple cycle operation in the summer of 1999 and combined cycle operation by the end of 1999. The Frontera project is being built as a merchant power plant. Frontera is expected to supply power to the rapidly growing Rio Grande Valley and to supply customers throughout Texas. Pursuant to AEP and CSW's stipulated settlement with several intervenors in the state of

Texas related to the AEP merger, CSW Energy willsell 250 MW of Frontera upon completion of the merger. See NOTE 5. PROPOSED AEP MERGER and ITEM 2. MD&A, PROPOSED AEP MERGER for additional information including timing of the sale.

      CSW Energy has entered into an agreement with Texas Eastman to construct and operate a 440-MW cogeneration facility in Longview, Texas. This facility will be known as the Eastex Cogeneration Project. At March 31, 1999, CSW Energy had construction obligations of $72 million. Construction of the facility is scheduled to begin in mid-1999, with expected operation in 2001. Excess electricity generated by the plant will be sold by CSW Energy in the wholesale electricity market.

      During the first quarter of 1999, CSW International and its 50% joint venture partner, Scottish Power, obtained construction financing of (pound)190 million (at March 31, 1999, $306 million) for the South Coast power project, a 400-MW combined cycle gas turbine power station in Shoreham, United Kingdom. The permanent financing of (pound)152 million (at March 31, 1999, $245 million) of debt was also arranged. CSW International has guaranteed approximately $31 million of the (pound)190 million construction financing, and the permanent financing is unconditionally guaranteed by the project. Commercial operation is expected to begin in 2000.

      CSW, CSW Energy and CSW International have provided letters of credit and guarantees on behalf of independent power projects of approximately $26 million, $23 million, and $237 million, respectively, as of March 31, 1999.


4.     COMMON STOCK AND DIVIDENDS

      CSW's basic earnings per share of common stock are computed by dividing net income for common stock by the average number of common shares outstanding for the respective periods. CSW's dividends per common share reflect per share amounts paid for each of the periods

      At March 31, 1999, approximately $1.3 billion of CSW's subsidiary companies' retained earnings were available for payment of cash dividends by such subsidiaries to CSW. The amounts of retained earnings available for dividends attributable to each the U.S. Electric Operating Companies at March 31, 1999 is as follows.

CPL-$718 million    PSO-$132 million    SWEPCO-$286 million     WTU-$111 million


5.    PROPOSED AEP MERGER

      On December 22, 1997, CSW and AEP announced that their boards of directors had approved a definitive merger agreement for a tax-free, stock-for-stock transaction. The combined company would serve more than 4.6 million customers in 11 states and approximately 4 million customers outside the United States. On May 27, 1998, AEP shareholders approved the issuance of the additional shares of stock required to complete the merger. On May 28, 1998, CSW stockholders approved the merger.

      Under the merger agreement, each common share of CSW will be converted into 0.6 shares of AEP common stock. CSW stockholders will own approximately 40% of the combined company. CSW plans to continue to pay dividends on its common stock until the closing of the AEP Merger at approximately the same times and rates per share as in 1998, subject to continuing evaluation of CSW's financial condition, earnings, prospects and other factors by the CSW board of directors.

      Under the merger agreement, there will be no changes required with respect to the public debt issues, the outstanding preferred stock or the Trust Preferred Securities of CSW's subsidiaries.

      AEP and CSW anticipate net savings related to the merger of approximately $2 billion over a 10-year period from the elimination of duplication in corporate and administrative programs, greater efficiencies in operations and business processes, increased purchasing efficiencies, and the combination of the two work forces. At the same time, the companies expect to continue their commitment to high quality, reliable service. Job reductions related to the merger are expected to be approximately 1,050 out of a total domestic workforce of approximately 25,000. The combined company expects to use a combination of growth, reduced hiring and attrition to minimize the need for employee separations. Transition teams of employees from both companies will make organizational and staffing recommendations.

      The electric systems of AEP and CSW will operate on an integrated and coordinated basis as required by the Holding Company Act. Any fuel savings resulting from the coordinated operation of the combined company will be passed on to customers.

      The merger agreement contains covenants and agreements that restrict the manner in which the parties may operate their respective businesses until the time of closing of the merger. In particular, without the prior written consent of AEP, CSW may not engage in a number of activities that could affect its sources and uses of funds. Pending closing of the merger, CSW's and its subsidiaries' strategic investment activity, capital expenditures and non-fuel operating and maintenance expenditures are limited to specific agreed upon projects and in agreed upon amounts. In addition, prior to consummation of the merger, CSW and its subsidiaries are restricted from: (i) issuing shares of common stock other than pursuant to employee benefit plans; (ii) issuing shares of preferred stock or similar securities other than to refinance existing obligations or to fund permitted investment or capital expenditures; and (iii) incurring indebtedness other than pursuant to existing credit facilities, in the ordinary course of business, or to fund permitted projects or capital expenditures. These limitations do not preclude CSW and its subsidiaries from making investments and expenditures in amounts previously budgeted.

      Merger Regulatory Approvals
      The merger is conditioned, among other things, upon the approval of several state and federal regulatory agencies.

      General
      Testimony submitted in the filings in Arkansas, Louisiana, Oklahoma, Texas and at the FERC outlined the expected company-wide benefits of the merger to AEP and CSW customers and shareholders. These expected benefits include $2 billion in non-fuel savings over 10 years and $98 million in net fuel savings over 10 years.

      FERC
      On April 30, 1998, AEP and CSW jointly filed a request with the FERC for approval of their proposed merger.

      Hearings at the FERC are scheduled to begin June 29, 1999. A final order is expected in the fourth quarter of 1999.

      Arkansas
      On June 12, 1998, AEP and CSW jointly filed a request with the Arkansas Commission for approval of their proposed merger. The Arkansas Commission issued an order approving the merger subject to approval of the associated regulatory plan on August 13, 1998. On December 17, 1998, the Arkansas Commission issued a final order granting conditional approval of a stipulated agreement related to a proposed merger regulatory plan. The stipulated agreement calls for SWEPCO to reduce rates through a net merger savings rider for its Arkansas retail customers by $6 million over the five-year period following completion of the merger. The Arkansas Commission order notes the possibility of decisions in other jurisdictions adversely affecting provisions of the stipulated agreement. Consequently, the Arkansas Commission final order is conditioned on its
consideration   of   approval   of  the  merger  in  other   state  and  federal
jurisdictions.

      Louisiana
      On May 15, 1998, AEP and CSW jointly filed a request with the Louisiana Commission for approval of their proposed merger and for a finding that the merger is in the public interest.

      In Louisiana, hearings have been postponed as AEP and CSW negotiate with all parties in an attempt to settle all issues in that state.

      Oklahoma
      On August 14, 1998, AEP and CSW jointly filed a request with the Oklahoma Commission for approval of their proposed merger.

      An amended application was filed with the Oklahoma Commission on February 25, 1999. On May 11, 1999, the Oklahoma Commission approved the proposed merger between AEP and CSW. The approval follows a partial settlement between the Oklahoma Commission Utility Division Staff, the Oklahoma Commission Consumer Services Division, the Office of the Attorney General for Oklahoma, and AEP and CSW.

      Under the partial settlement agreement, AEP and CSW would share merger savings with Oklahoma customers as well as AEP shareholders, effective with the merger closing; not increase Oklahoma base rates prior to January 1, 2003; file by December 31, 2001 with the FERC an application to join a regional transmission organization; and establish additional quality of service standards for PSO's retail customers. Oklahoma's share of the $50.2 million in guaranteed net merger savings over the first five years after the merger is consummated will be split between Oklahoma customers and AEP shareholders, with customers receiving approximately 55% of the savings.

      The partial settlement agreement includes a recommendation by the Oklahoma Commission Staff that the Oklahoma Commission file a position statement with FERC indicating that it does not oppose the merger while reserving the right to ensure that there are no adverse impacts on the Oklahoma transmission system.

      Texas
      On April 30, 1998, AEP and CSW jointly filed a request with the Texas Commission for a finding that the merger is in the public interest.

      On May 4, 1999, AEP and CSW announced a proposed settlement with several intervenor groups for the proposed merger between AEP and CSW and to resolve issues associated with CPL, SWEPCO and WTU rate and fuel reconciliation proceedings. The settlement would result in combined rate reductions totaling $221 million over a six-year period for Texas customers of the three CSW Texas electric operating companies (CPL, SWEPCO and WTU) if the settlement is approved by the Texas Commission and the merger is completed as planned.

      The settlement was reached with the General Counsel of the Texas Commission, the State of Texas, the Texas Industrial Energy Consumers, the Low Income Intervenors, the Office of Public Utility Counsel of Texas and the steering committee of the Cities of McAllen, Corpus Christi, Victoria, Abilene, Big Lake, Vernon and Paducah. The settlement expands upon a previous Texas settlement announced on November 12, 1998, with the Office of Public Utility

Counsel of Texas and the cities' steering committee. That prior settlement agreement provided for Texas retail rate reductions of $180 million over the six years following completion of the merger. The new settlement agreement proposes additional rate reductions totaling $41 million for a total of $221 million. The settlement also calls for the divestiture of a total of 1,604 MW of existing and proposed generating capacity within Texas.

      The first rate-reduction rider provides for $84.4 million in net-merger savings. The amounts are to be credited to Texas customers' bills through a net-merger-savings rate-reduction rider over six years following completion of the merger.

      Additional rate-reduction riders will be implemented to resolve issues associated with CPL, WTU and SWEPCO rate and fuel reconciliation proceedings and court appeals in Texas. The settlement provides for an additional reduction of $136.6 million, which will be implemented over the six years following completion of the merger.

      The cumulative amount of the rate-reduction riders proposed in the settlement will result in total reductions over the six-year period in the following amounts.

             Cumulative Reduction     Annual Reduction
                                (millions)

CPL                     $142.8                  $23.8
SWEPCO                   $42.1                   $7.0
WTU                      $36.1                   $6.0

AEP and CSW also agree to divest a total of 1,604 MW of generation capacity in the ERCOT, while retaining the right to purchase power from the CPL plants during peak periods. The generation to be divested includes the previously announced plan to divest 250 MW of CSW Energy's Frontera Plant, which is currently under construction near Mission, Texas, as well as the following power plants currently owned by CPL.

Lon C. Hill Power Station            Corpus Christi   546 MW
Nueces Bay Power Station             Corpus Christi   559 MW
Ennis S. Joslin Power Station        Point Comfort    249 MW

If it is determined that the divestiture can proceed immediately after the merger closes without jeopardizing pooling of interests accounting treatment for the merger, sale of the plants would begin no later than 90 days after the merger closes. Without that determination, the divestiture would occur consistent with SEC pooling of interests requirements, approximately two years after the merger closes.

Other provisions of the proposed settlement include:

- Accelerate depreciation and amortization by CPL of $60 million over the six-year period to reduce its amount of potentially stranded cost.

-  Quality-of-service standards that the newly merged company must meet.

- Continuation of programs for low-income and elderly customers and expansion of these programs by $4.5 million over the six-year period.

-  In  the  absence  of  legislative  or  regulatory  initiatives   establishing
   affiliate standards, AEP and CSW have agreed to affiliate standards that will be observed by their subsidiaries.

- As provided in the earlier settlement, CSW has agreed to withdraw its appeal of the CPL glide-path rate reduction of $13 million implemented in May 1998 as well as the second glide-path rate reduction of $13 million implemented in May 1999 if the settlement is approved and the AEP/CSW merger is completed.

- AEP and CSW commit to file prior to December 31, 2000, with the FERC an application to transfer the operational control of bulk transmission facilities located in the Southwest Power Pool to a FERC-approved Regional Transmission Organization directly interconnected with AEP's existing Southwest Power Pool transmission facilities.

- CPL, SWEPCO and WTU agree not to seek an increase in base rates before January 1, 2003 or three years from the effective date of the merger, whichever is later. All signatories to the agreement except the Texas Commission General Counsel have agreed not to initiate rate reviews that would result in a change in base rates prior to January 1, 2001.

- The settlement proposal also provides for a sharing of margins from off-system sales on the wholesale electricity market after the effective date of the merger.

      Hearings on the merger proceedings in Texas are scheduled to begin August 9, 1999 and a final order is expected in the fourth quarter of 1999.

      NRC
      On June 19, 1998, CPL filed a license transfer application with the NRC requesting the NRC's consent to the indirect transfer of control of CPL's interests in the NRC licenses issued for STP from CSW to AEP. CPL would continue to own its 25.2% interest in STP, and CPL's name would remain on the NRC operating license. On November 5, 1998, the NRC approved the license transfer application with a condition that the merger must be completed by December 31, 1999.

      Other Federal
      On October 13, 1998, AEP and CSW jointly filed an application with the SEC for approval of the proposed merger. The SEC merger filing is similar to requests currently before other jurisdictions and outlines the expected combined company benefits of the merger to AEP and CSW customers and shareholders. In November 1998 and March 1999, AEP and CSW filed amendments to the application. Several parties have intervened in the proceedings at the SEC.

      AEP and CSW plan to make a merger filing with the Department of Justice in the near future.

      United Kingdom
      CSW has a 100% interest in SEEBOARD, and AEP has a 50% interest in Yorkshire. The proposed merger of CSW into AEP would result in common ownership of the United Kingdom entities. Although the merger of CSW into AEP is not subject to approval of United Kingdom regulatory authorities, the common ownership of the United Kingdom entities could be referred by the United Kingdom Secretary of State for Trade and Industry for an investigation by the United Kingdom Competition Commission. CSW is unable to predict the ultimate outcome of any such regulatory proceeding.

      AEP
      AEP has received a request from the staff of the Kentucky Public Service Commission to file an application seeking Kentucky Public Service Commission approval for the indirect change in control of Kentucky Power Company that will occur as a result of the proposed merger. CSW understands that although AEP does not believe that the Kentucky Public Service Commission has the jurisdictional authority to approve the merger, AEP prepared a merger application filing, which was filed April 15, 1999, with the Kentucky Public Service Commission. Under the governing statute the Kentucky Public Service Commission must act on the application within 60 days.

      On April 20, 1999, AEP reached a settlement with the Indiana Utility Regulatory Commission staff addressing matters pertinent to Indiana regarding the proposed merger. The Indiana Utility Regulatory Commission approved the settlement on April 26, 1999. The settlement agreement resulted from an investigation of the proposed merger between AEP and CSW initiated by the Indiana Utility Regulatory Commission.

      On April 21, 1999, AEP and CSW announced that they had reached separate settlements with six wholesale customers that address issues related to the proposed merger.

      On April 28, 1999, AEP and CSW announced that they ratified a settlement agreement with local unions of the IBEW representing employees of AEP and CSW. The settlement agreement covered issues raised in the pending merger between AEP and CSW. As part of the settlement, the IBEW local unions will withdraw their opposition to the merger.

      Completion of the Merger
      The proposed AEP merger has a targeted completion date in the fourth quarter of 1999. The merger is conditioned, among other things, upon the approval of several state and federal regulatory agencies. The transaction must satisfy many conditions, including the condition that it must be accounted for as a pooling of interests. The parties may not waive some of these conditions. AEP and CSW have initiated the process of seeking regulatory approvals, but there can be no assurances as to when, on what terms or whether the required approvals will be received or whether there will be any regulatory proceedings in the United Kingdom. After December 31, 1999, either CSW or AEP may terminate the merger agreement if all of the conditions to its obligation to close have not been satisfied, provided that either party may extend the merger agreement, under certain circumstances, through June 30, 2000. There can be no assurance that the AEP merger will be consummated.

      Merger Costs
      As of March 31, 1999, CSW had deferred $31 million in costs related to the merger on its consolidated balance sheet, which will be charged to expense if AEP and CSW are not successful in completing their proposed merger.


6.    BUSINESS SEGMENTS

      Effective December 31, 1998, CSW adopted SFAS No. 131. CSW's business segments include the U.S. Electric and U.K. Electric segments. The U.S. Electric segment is comprised of CSW's four domestic electric operating companies, CPL, PSO, SWEPCO and WTU. The U.K. Electric segment is comprised of CSW's foreign electric operating company, SEEBOARD, U.S.A. The U.S. Electric segment's primary business is the generation, transmission and distribution of electricity. The U.K. Electric segment's primary business is the supply and distribution of electricity. Financial data for the business segments for the periods covered in this form 10-Q is in the following table.


                                                                      Other and      CSW
                                                U.S.       U.K.      Reconciling Consolidated
                                            Electric     Electric
                                                                 (millions)

Three months ended March 31, 1999
   Operating Revenues                           $697        $476          $52       $1,225
   Income/(Loss) from Continuing Operations       34          27          (16)          45
Total Assets at March 31, 1999                 9,146       2,966        1,562       13,674
Total Assets at December 31, 1998              9,151       3,032        1,714       13,897

Three months ended March 31, 1998
   Operating Revenues                           $689        $533          $35       $1,257
   Income/(Loss) from Continuing Operations       38          33          (11)          60
Total Assets at March 31, 1998                 9,235       3,035        1,276       13,546
Total Assets at December 31, 1997              9,338       2,931        1,347       13,616



7.    SOUTH AMERICAN INVESTMENTS

      Through March 31, 1999, CSW International has invested $80 million in Vale to obtain a 36% equity interest. CSW International also issued $100 million of debt to Vale, convertible to equity by the end of 1999. CSW International accounts for its $80 million investment in Vale on the equity method of accounting, and the $100 million debt as a loan.

      In mid-January 1999, amid market instability, the Brazilian government abandoned its policy of pegging the Real in a broad range against the dollar. This resulted in a 37% devaluation of the Brazilian currency, by the end of April 1999. Vale is unfavorably impacted by the devaluation primarily due to the revaluation of foreign denominated debt.

      CSW International has a put option which requires that Vale purchase CSW International's shares, upon CSW International exercising the put, at a minimum price equal to the purchase price paid for the shares ($80 million). As a result of the put option arrangement, management has concluded that CSW International's investment carrying amount will not be reduced below the put option value unless there is deemed to be a permanent impairment. Pursuant to the put option arrangement, CSW International will not recognize its proportionate share of any future earnings until its proportionate share of any losses of Vale, that are not recognized as a result of the floor established by the put option, are recouped. At March 31, 1999, CSW International had deferred losses of approximately $19 million. CSW International views its investment in Vale as a long-term investment strategy and believes that the investment in Vale continues to have significant long-term value and is recoverable. Management will continue to closely evaluate the changes in the Brazilian economy, and its impact on CSW International's investment in Vale.

      As of March 31, 1999, CSW International had invested $110 million in stock of a Chilean electric company. The investment is classified as securities available for sale and accounted for by the cost method. Based on the market value of the shares and foreign exchange rates, the value of the investment at March 31, 1999 is $74 million. The reduction in the carrying value of this investment has been reflected in Other Comprehensive Income in CSW's Consolidated Statements of Stockholder's Equity. Management views its investment in Chile as a long-term investment strategy. Management will continue to closely evaluate the changes in the South American economy and its impact on CSW International's investment in the Chilean electric company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 1998. Reference is also made to each Registrant's unaudited Financial Statements and related Notes to Financial Statements included herein. The information included therein should be read in conjunction with, and is essential to understanding, the following discussion and analysis.


RESULTS OF OPERATIONS

      Reference is made to ITEM 1. FINANCIAL STATEMENTS for each of the Registrants' RESULTS OF OPERATIONS for the three month period ended March 31, 1999.


LIQUIDITY AND CAPITAL RESOURCES

      Overview of CSW Operating, Investing, and Financing Activities
      Net cash inflows from operating activities increased $102 million to $249 million for the first quarter of 1999 compared to the same period last year. The increase in net cash inflows is due primarily to a lower accounts receivable balance, which increased cash flows $97 million, and the absence in 1999 of a $59 million refund paid to CPL customers in the first quarter of 1998. Partially offsetting the increase in net cash inflows were lower levels of fuel recovery, which decreased cash flows $28 million, and higher levels of fuel inventories that decreased cash flows $13 million.

      Net cash outflows from investing activities increased $73 million to $183 million for the first quarter of 1999 compared to the same period a year ago. The increase in investing activity cash outflows was due primarily to higher levels of spending in 1999 for CSW Energy and CSW International projects. Also affecting the increase in cash outflows were lower levels of spending in 1999 for CSW Energy's Sweeny power plant, which began commercial operation in the first quarter of 1998, and a cash inflow in 1998 from CSW International's Altamira partner, Alpek, which assumed its 50% obligation of that power plant project.

      Net cash outflows from financing activities increased $79 million to $98 million for the first quarter of 1999 compared to the first quarter 1998 due primarily to a $142 million change in short-term debt from a cash inflow of $110 million in 1998 to a cash outflow of $32 million in 1999. This change is due primarily to the absence in 1999 of short-term debt borrowings in the first quarter of 1998 used to repay a $60 million variable bank loan at CSW Services and to redeem $28 million of preferred stock at SWEPCO. The increase in cash outflows from investing activities was offset in part by the absence in 1999 of the retirement and reacquisition of long-term debt in the first quarter of 1998.

      Construction Expenditures
      CSW's construction expenditures, including allowance for funds used during construction, totaled $167 million for the three months ended March 31, 1999. Such expenditures for the U.S. Electric Operating Companies totaled $38 million, $22 million, $18 million and $13 million, for CPL, PSO, SWEPCO and WTU, respectively. Construction expenditures at the U.S. Electric Operating Companies were primarily for improvements to existing production, transmission and distribution facilities. The improvements are required to meet the needs of new customers and to satisfy the changing requirements of existing customers. CSW anticipates that all funds required for construction for the remainder of the year will be provided from internal sources.

      Other Financing Issues
      The CSW System uses short-term debt to meet fluctuations in working capital requirements and other interim capital needs. CSW has established a system money pool to coordinate short-term borrowings for certain of its subsidiaries, primarily the U.S. Electric Operating Companies. In addition, CSW also incurs borrowings for other subsidiaries that are not included in the money pool. As of March 31, 1999, CSW had revolving credit facilities totaling $1.4 billion to back up its commercial paper program.

     On April 2, 1999, C3 Communications announced a major expansion of C3 Networks, its long haul fiber network division. C3 Networks plans to invest over $50 million in existing routes and new construction in 1999. C3 Networks delivers networking and services in Texas and Louisiana and plans to expand the network to Oklahoma and Louisiana (the foregoing statement constitutes forward-looking information within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD-LOOKING INFORMATION).

PROPOSED AEP MERGER

      On December 22, 1997, CSW and AEP announced that their boards of directors had approved a definitive merger agreement for a tax-free, stock-for-stock transaction. The combined company would serve more than 4.6 million customers in 11 states and approximately 4 million customers outside the United States. On May 27, 1998, AEP shareholders approved the issuance of the additional shares of stock required to complete the merger. On May 28, 1998, CSW stockholders approved the merger.

      Under the merger agreement, each common share of CSW will be converted into 0.6 shares of AEP common stock. CSW stockholders will own approximately 40% of the combined company. CSW plans to continue to pay dividends on its common stock until the closing of the AEP Merger at approximately the same times and rates per share as in 1998, subject to continuing evaluation of CSW's financial condition, earnings, prospects and other factors by the CSW board of directors.

      Under the merger agreement, there will be no changes required with respect to the public debt issues, the outstanding preferred stock or the Trust Preferred Securities of CSW's subsidiaries.

      AEP and CSW anticipate net savings related to the merger of approximately $2 billion over a 10-year period from the elimination of duplication in corporate and administrative programs, greater efficiencies in operations and business processes, increased purchasing efficiencies, and the combination of the two work forces. At the same time, the companies expect to continue their commitment to high quality, reliable service. Job reductions related to the merger are expected to be approximately 1,050 out of a total domestic workforce of approximately 25,000. The combined company expects to use a combination of growth, reduced hiring and attrition to minimize the need for employee separations. Transition teams of employees from both companies will make organizational and staffing recommendations.

      The electric systems of AEP and CSW will operate on an integrated and coordinated basis as required by the Holding Company Act. Any fuel savings resulting from the coordinated operation of the combined company will be passed on to customers.

      The merger agreement contains covenants and agreements that restrict the manner in which the parties may operate their respective businesses until the time of closing of the merger. In particular, without the prior written consent of AEP, CSW may not engage in a number of activities that could affect its sources and uses of funds. Pending closing of the merger, CSW's and its subsidiaries' strategic investment activity, capital expenditures and non-fuel operating and maintenance expenditures are limited to specific agreed upon projects and in agreed upon amounts. In addition, prior to consummation of the merger, CSW and its subsidiaries are restricted from: (i) issuing shares of common stock other than pursuant to employee benefit plans; (ii) issuing shares of preferred stock or similar securities other than to refinance existing obligations or to fund permitted investment or capital expenditures; and (iii) incurring indebtedness other than pursuant to existing credit facilities, in the ordinary course of business, or to fund permitted projects or capital expenditures. These limitations do not preclude CSW and its subsidiaries from making investments and expenditures in amounts previously budgeted.

      Merger Regulatory Approvals
      The merger is conditioned, among other things, upon the approval of several state and federal regulatory agencies.

      General
      Testimony submitted in the filings in Arkansas, Louisiana, Oklahoma, Texas and at the FERC outlined the expected company-wide benefits of the merger to AEP and CSW customers and shareholders. These expected benefits include $2 billion in non-fuel savings over 10 years and $98 million in net fuel savings over 10 years.

      FERC
      On April 30, 1998, AEP and CSW jointly filed a request with the FERC for approval of their proposed merger.

      Hearings at the FERC are scheduled to begin June 29, 1999. A final order is expected in the fourth quarter of 1999.

      Arkansas
      On June 12, 1998, AEP and CSW jointly filed a request with the Arkansas Commission for approval of their proposed merger. The Arkansas Commission issued an order approving the merger subject to approval of the associated regulatory plan on August 13, 1998. On December 17, 1998, the Arkansas Commission issued a final order granting conditional approval of a stipulated agreement related to a proposed merger regulatory plan. The stipulated agreement calls for SWEPCO to reduce rates through a net merger savings rider for its Arkansas retail customers by $6 million over the five-year period following completion of the merger. The Arkansas Commission order notes the possibility of decisions in other jurisdictions adversely affecting provisions of the stipulated agreement. Consequently, the Arkansas Commission final order is conditioned on its
consideration   of   approval   of  the  merger  in  other   state  and  federal
jurisdictions.

      Louisiana
      On May 15, 1998, AEP and CSW jointly filed a request with the Louisiana Commission for approval of their proposed merger and for a finding that the merger is in the public interest.

      In Louisiana, hearings have been postponed as AEP and CSW negotiate with all parties in an attempt to settle all issues in that state.

      Oklahoma
      On August 14, 1998, AEP and CSW jointly filed a request with the Oklahoma Commission for approval of their proposed merger.

      An amended application was filed with the Oklahoma Commission on February 25, 1999. On May 11, 1999, the Oklahoma Commission approved the proposed merger between AEP and CSW. The approval follows a partial settlement between the

Oklahoma Commission Utility Division Staff, the Oklahoma Commission Consumer Services Division, the Office of the Attorney General for Oklahoma, and AEP and CSW.

      Under the partial settlement agreement, AEP and CSW would share merger savings with Oklahoma customers as well as AEP shareholders, effective with the merger closing; not increase Oklahoma base rates prior to January 1, 2003; file by December 31, 2001 with the FERC an application to join a regional transmission organization; and establish additional quality of service standards for PSO's retail customers. Oklahoma's share of the $50.2 million in guaranteed net merger savings over the first five years after the merger is consummated will be split between Oklahoma customers and AEP shareholders, with customers receiving approximately 55% of the savings.

      The partial settlement agreement includes a recommendation by the Oklahoma Commission Staff that the Oklahoma Commission file a position statement with FERC indicating that it does not oppose the merger while reserving the right to ensure that there are no adverse impacts on the Oklahoma transmission system.

      Texas
      On April 30, 1998, AEP and CSW jointly filed a request with the Texas Commission for a finding that the merger is in the public interest.

      On May 4, 1999, AEP and CSW announced a proposed settlement with several intervenor groups for the proposed merger between AEP and CSW. The settlement would result in combined rate reductions totaling $221 million over a six-year period for Texas customers of the three CSW Texas electric operating companies (CPL, SWEPCO and WTU) if the settlement is approved by the Texas Commission and the merger is completed as planned and resolve issues associated with CPL, SWEPCO and WTU rate and fule reconciliation proceedings.

      The settlement was reached with the General Counsel of the Texas Commission, the State of Texas, the Texas Industrial Energy Consumers, the Low Income Intervenors, the Office of Public Utility Counsel of Texas and the steering committee of the Cities of McAllen, Corpus Christi, Victoria, Abilene, Big Lake, Vernon and Paducah. The settlement expands upon a previous Texas settlement announced on November 12, 1998, with the Office of Public Utility Counsel of Texas and the cities' steering committee. That prior settlement agreement provided for Texas retail rate reductions of $180 million over the six years following completion of the merger. The new settlement agreement proposes additional rate reductions totaling $41 million for a total of $221 million. The settlement also calls for the divestiture of a total of 1,604 MW of existing and proposed generating capacity within Texas.

      The first rate-reduction rider provides for $84.4 million in net-merger savings. The amounts are to be credited to Texas customers' bills through a net-merger-savings rate-reduction rider over six years following completion of the merger.

      Additional rate-reduction riders will be implemented to resolve issues associated with CPL, WTU and SWEPCO rate and fuel reconciliation proceedings and court appeals in Texas. The settlement provides for an additional reduction of $136.6 million, which will be implemented over the six years following completion of the merger.
                                       59

      The cumulative amount of the rate-reduction riders proposed in the settlement will result in total reductions over the six-year period in the following amounts.

             Cumulative Reduction     Annual Reduction
                                (millions)
CPL                     $142.8                  $23.8
SWEPCO                   $42.1                   $7.0
WTU                      $36.1                   $6.0

AEP and CSW also agree to divest a total of 1,604 MW of generation capacity in the ERCOT, while retaining the right to purchase power from the CPL plants during peak periods. The generation to be divested includes the previously announced plan to divest 250 MW of CSW Energy's Frontera Plant, which is currently under construction near Mission, Texas, as well as the following power plants currently owned by CPL.

Lon C. Hill Power Station            Corpus Christi   546 MW
Nueces Bay Power Station             Corpus Christi   559 MW
Ennis S. Joslin Power Station        Point Comfort    249 MW

If it is determined that the divestiture can proceed immediately after the merger closes without jeopardizing pooling of interests accounting treatment for the merger, sale of the plants would begin no later than 90 days after the merger closes. Without that determination, the divestiture would occur consistent with SEC pooling of interests requirements, approximately two years after the merger closes.

Other provisions of the proposed settlement include:

- Accelerate depreciation and amortization by CPL of $60 million over the six-year period to reduce its amount of potentially stranded cost.

-  Quality-of-service standards that the newly merged company must meet.

- Continuation of programs for low-income and elderly customers and expansion of these programs by $4.5 million over the six-year period.

-  In  the  absence  of  legislative  or  regulatory  initiatives   establishing
   affiliate standards, AEP and CSW have agreed to affiliate standards that will be observed by their subsidiaries.

- As provided in the earlier settlement, CSW has agreed to withdraw its appeal of the CPL glide-path rate reduction of $13 million implemented in May 1998 as well as the second glide-path rate reduction of $13 million implemented in May 1999 if the settlement is approved and the AEP/CSW merger is completed.

- AEP and CSW commit to file prior to December 31, 2000, with the FERC an application to transfer the operational control of bulk transmission facilities located in the Southwest Power Pool to a FERC-approved Regional Transmission Organization directly interconnected with AEP's existing Southwest Power Pool transmission facilities.

- CPL, SWEPCO and WTU agree not to seek an increase in base rates before January 1, 2003 or three years from the effective date of the merger, whichever is later. All signatories to the agreement except the Texas Commission General Counsel have agreed not to initiate rate reviews that would result in a change in base rates prior to January 1, 2001.

- The settlement proposal also provides for a sharing of margins from off-system sales on the wholesale electricity market after the effective date of the merger.

      Hearings on the merger proceedings in Texas are scheduled to begin August 9, 1999 and a final order is expected in the fourth quarter of 1999.

      NRC
      On June 19, 1998, CPL filed a license transfer application with the NRC requesting the NRC's consent to the indirect transfer of control of CPL's interests in the NRC licenses issued for STP from CSW to AEP. CPL would continue to own its 25.2% interest in STP, and CPL's name would remain on the NRC operating license. On November 5, 1998, the NRC approved the license transfer application with a condition that the merger must be completed by December 31, 1999.

      Other Federal
      On October 13, 1998, AEP and CSW jointly filed an application with the SEC for approval of the proposed merger. The SEC merger filing is similar to requests currently before other jurisdictions and outlines the expected combined company benefits of the merger to AEP and CSW customers and shareholders. In November 1998 and March 1999, AEP and CSW filed amendments to the application. Several parties have intervened in the proceedings at the SEC.

      AEP and CSW plan to make a merger filing with the Department of Justice in the near future.

      United Kingdom
      CSW has a 100% interest in SEEBOARD, and AEP has a 50% interest in Yorkshire. The proposed merger of CSW into AEP would result in common ownership of the United Kingdom entities. Although the merger of CSW into AEP is not subject to approval of United Kingdom regulatory authorities, the common ownership of the United Kingdom entities could be referred by the United Kingdom Secretary of State for Trade and Industry for an investigation by the United Kingdom Competition Commission. CSW is unable to predict the ultimate outcome of any such regulatory proceeding.

      AEP
      AEP has received a request from the staff of the Kentucky Public Service Commission to file an application seeking Kentucky Public Service Commission approval for the indirect change in control of Kentucky Power Company that will occur as a result of the proposed merger. CSW understands that although AEP does not believe that the Kentucky Public Service Commission has the jurisdictional authority to approve the merger, AEP prepared a merger application filing, which was filed April 15, 1999, with the Kentucky Public Service Commission. Under the governing statute the Kentucky Public Service Commission must act on the application within 60 days.

      On April 20, 1999, AEP reached a settlement with the Indiana Utility Regulatory Commission staff addressing matters pertinent to Indiana regarding the proposed merger. The Indiana Utility Regulatory Commission approved the settlement on April 26, 1999. The settlement agreement resulted from an investigation of the proposed merger between AEP and CSW initiated by the Indiana Utility Regulatory Commission. The settlement agreement resulted from an investigation of the proposed merger between AEP and CSW initiated by the Indiana Utility Regulatory Commission.

      On April 21, 1999, AEP and CSW announced that they had reached separate settlements with six wholesale customers that address issues related to the proposed merger.

      On April 28, 1999, AEP and CSW announced that they ratified a settlement agreement with local unions of the IBEW representing employees of AEP and CSW. The settlement agreement covered issues raised in the pending merger between AEP and CSW. As part of the settlement, the IBEW local unions will withdraw their opposition to the merger.

       Completion of the Merger
      The proposed AEP merger has a targeted completion date in the fourth quarter of 1999. The merger is conditioned, among other things, upon the approval of several state and federal regulatory agencies. The transaction must satisfy many conditions, including the condition that it must be accounted for as a pooling of interests. The parties may not waive some of these conditions. AEP and CSW have initiated the process of seeking regulatory approvals, but there can be no assurances as to when, on what terms or whether the required approvals will be received or whether there will be any regulatory proceedings in the United Kingdom. After December 31, 1999, either CSW or AEP may terminate the merger agreement if all of the conditions to its obligation to close have not been satisfied, provided that either party may extend the merger agreement, under certain circumstances, through June 30, 2000. There can be no assurance that the AEP merger will be consummated.

      Merger Costs
      As of March 31, 1999, CSW had deferred $31 million in costs related to the merger on its consolidated balance sheet, which will be charged to expense if AEP and CSW are not successful in completing their proposed merger.


OTHER MERGER AND ACQUISITION ACTIVITY

      SWEPCO Cajun Asset Purchase Proposal
      Cajun filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code on December 21, 1994 and is currently operating under the supervision of the United States Bankruptcy Court for the Middle District of Louisiana.

      On April 16, 1999, the April 1999 SWEPCO Plan was filed with the bankruptcy court. The April 1999 SWEPCO Plan replaces all previous plans filed by SWEPCO. Under the April 1999 SWEPCO Plan, a SWEPCO affiliate would acquire all the non-nuclear assets of Cajun for $1.017 billion. SWEPCO's bid is based on interest rate adjustments to its base bid of $940.5 million. The April 1999 SWEPCO Plan incorporates the terms of a settlement between the RUS, the Cajun Members Committee, Clairborne Electric Cooperative, Inc. and SWEPCO. In addition, the April 1999 SWEPCO Plan provides for SWEPCO and the Cajun member cooperatives to enter into long-term power supply agreements with rate plan options and market access provisions designed to ensure long-term competitiveness of the cooperatives. Eight cooperatives and Central Louisiana Electric Company, Inc. agreed to purchase power from SWEPCO, if the bankruptcy court confirms the April 1999 SWEPCO Plan.

      The trustee for Cajun supports a revised competing bid of $960 million, on an interest-adjusted basis, filed by the Cajun trustee and Louisiana Generating LLC on April 16, 1999. The Cajun trustee filed additional changes to the proposed purchase price on April 19, 1999. On April 22, 1999, the Cajun trustee and Louisiana Generating LLC then filed additional changes to the proposed purchase price. The interest-adjusted purchase price under the amended Louisiana Generating LLC bid is now approximately $1.037 billion.

       The bankruptcy court has ordered mediation to occur among the parties in an effort to resolve the bankruptcy case. Final confirmation hearings are scheduled to begin June 22, 1999.

      Consummation of the April 1999 SWEPCO Plan is conditioned upon confirmation by the bankruptcy court, and the receipt by SWEPCO and CSW of all requisite state and federal regulatory approvals in addition to their respective boards of directors approvals. If the April 1999 SWEPCO Plan is ultimately confirmed by the bankruptcy court, the $1.017 billion required to consummate the acquisition of Cajun's non-nuclear assets is expected to be financed through a combination of external non-recourse borrowings and internally generated funds. There can be no assurance that the bankruptcy court will confirm the April 1999 SWEPCO Plan or, if it is confirmed that federal and state regulators will approve it. As of March 31, 1999, SWEPCO had deferred $12.1 million in costs related to the Cajun acquisition on its consolidated balance sheet, which would be expensed if the April 1999 SWEPCO Plan was not ultimately successful. See
NOTE 3. COMMITMENTS AND CONTINGENT LIABILITIES. The preceding discussion constitutes forward-looking information within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information. See FORWARD-LOOKING INFORMATION.


RECENT DEVELOPMENTS AND TRENDS

      Industry Restructuring Initiatives in Texas, Louisiana, Oklahoma and Arkansas
      Several initiatives to restructure the electric utility industry and enact retail competition have been undertaken in the four states in which the U. S.
Electric Operating Companies operate. Legislation was enacted in Oklahoma in 1997 and 1998, and in Arkansas in 1999. Legislative activity in Texas and Louisiana has, to date, stopped short of any such definitive action.

      In April 1997, the Oklahoma Legislature passed restructuring legislation providing for retail access by July 1, 2002. That legislation called for a number of studies to be completed on a variety of restructuring issues, including independent system operator issues, technical issues, financial issues, transition issues, and consumer issues. The study on independent system operator issues was completed in January 1998.

      In 1998, the Oklahoma Legislature passed Senate Bill 888, which accelerated the schedule for completion of the remaining studies to October 1999. Those studies are to be conducted under the direction of the Legislative Joint Electric Utility Task Force, rather than by the Oklahoma Commission as the previous legislation required. The Task Force has organized the study effort into several working groups, which have been directed to evaluate assigned issues. The Task Force will develop its report to the Legislature based on the work performed by these working groups. The Task Force's final report will be provided to the Legislature by October 1, 1999. Management is unable to predict the outcome of these studies or their ultimate impact on the results of operations and financial condition of CSW and PSO.

      In April 1999, the Arkansas Legislature passed, and the Arkansas Governor signed, legislation for electric utility restructuring in Arkansas. Some major provisions of that legislation include:

- Retail competition begins January 1, 2002. The Arkansas Commission can delay implementation, but not beyond June 30, 2003.
- Companies with transmission lines must submit those facilities to operation by a transmission organization approved by the FERC.
- A one-year rate freeze after restructuring will be implemented for default service customers of companies that do not apply for stranded cost recovery. A three-year rate freeze will be implemented for companies with stranded costs.
- The Arkansas Commission is given broad authority to address market power issues.

      In 1998, a special legislative committee created by the Louisiana Senate studied the impact of retail competition on the state of Louisiana. No legislation has been enacted as a result of that effort. In addition, during 1998 and 1999, the Louisiana Commission conducted a proceeding to study restructuring and retail competition. Parties submitted comments, and hearings were held on a number of specific restructuring topics. Also, as a part of that proceeding, utilities filed rate unbundling information with the Louisiana Commission staff.

      As a result of that proceeding, the Louisiana Commission staff recently released its report on industry restructuring, including its recommendations regarding retail competition in Louisiana. In its report, the Louisiana Commission staff recommended that electric industry restructuring should not proceed at this time because it is not in the public interest. However, the Louisiana Commission Staff proposed a restructuring plan as an alternative, in the event the Louisiana Commission decides to move forward with electric industry restructuring and retail competition. The Louisiana Commission voted to begin additional study and analysis of the issues associated with restructuring. The Louisiana Commission has adopted a procedural schedule to further review restructuring issues and to have a final restructuring plan by January 1, 2001.

      Several bills addressing industry restructuring and retail competition have been filed in the 1999 session of the Texas legislature. In March 1999, the Texas Senate passed Senate Bill No. 7, which would begin retail competition in qualifying power regions on January 1, 2002, although municipal utilities and retail electric cooperatives can choose whether to participate in retail competition. The bill provides for a rate freeze until January 1, 2002 for utilities participating in retail competition. The bill further provides for a price freeze period for residential and small commercial customers, starting on January 1, 2002, after a five percent reduction in rates for such customers. The bill also provides for stranded cost recovery. The Texas House of Representatives is currently considering several restructuring bills. The Texas Legislative session concludes on May 31, 1999.

      Management cannot predict the ultimate outcome of the initiatives concerning restructuring and retail competition in Arkansas, Louisiana, Oklahoma and Texas, or their ultimate impact on the results of operations, financial condition, or competitive position of CSW, CPL, SWEPCO and WTU.

      PSO Union Negotiations
      In March 1999, PSO and its Local Union 1002 of the IBEW reached an agreement to contract negotiations, which began in July 1996. In December 1996, PSO had implemented portions of its then final proposal after declaring an impasse. The principal issue of disagreement involved PSO's need for flexibility in a deregulated environment. In April 1997, Oklahoma's governor signed into law an electric industry-restructuring bill. The law mandates the implementation of retail competition to begin on July 1, 2002. Following passage of the law, PSO resumed negotiations with the union. The new contract allows PSO to be in a better position to compete as the electric utility industry in Oklahoma restructures. The effective of the new agreement was on April 4, 1999, and it will remain in effect until September 30, 2000.

      PSO and the union continued discussions to resolve issues related to a recent NLRB ruling against PSO. In October 1998, PSO received an adverse ruling from a NLRB ALJ on the union's unfair labor practice charge against PSO. The ALJ upheld PSO's right to cease collecting union dues through payroll deductions.
The ALJ ruled that PSO did negotiate in good faith but that PSO's position on some issues was too harsh, and therefore the December 1996 implementation should be rolled back and employees made whole. Additionally, the ALJ ruled that PSO improperly solicited employees to withdraw from the union. In December 1998, PSO appealed the ALJ's ruling to the NLRB. At this time, PSO cannot predict the ultimate outcome of the NLRB matter. However, PSO believes that it will not have a material adverse effect on its results of operations or financial condition. As a result of the agreement, the union agreed to withdraw its opposition to the AEP merger proceedings. The preceding discussion constitutes forward-looking information within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information. See FORWARD-LOOKING INFORMATION.

      SWEPCO - Texas Eastman
      Texas Eastman, one of SWEPCO's largest customers, and CSW Energy announced an agreement to construct and operate a 440 MW cogeneration facility in Longview, Texas. Construction of the facility is scheduled to begin in mid-1999 with expected operation in March 2001. The plant will provide a significant portion of the steam and all electricity requirements needed by Texas Eastman. It is anticipated that Texas Eastman will remain a SWEPCO customer until the cogeneration facility is operational. Texas Eastman currently provides approximately 3% of SWEPCO's total electric operating revenues. See NOTE 3. COMMITMENTS AND CONTINGENT LIABILITIES- Diversified Electric Loans and Commitments.

      SEEBOARD - Third Party Pension Litigation
      In the U.K., National Grid Group and National Power have been involved in continuing litigation in respect of their use of actuarial surpluses declared in the electricity industry's occupational pension scheme, the Electricity Supply Pension Scheme. A high court decision in favor of the National Grid Group and National Power was appealed and on February 10, 1999, the Court of Appeal ruled that the particular arrangements made by these corporations to dispose of the surplus, partly by canceling liabilities relating to additional pension payments resulting from early retirement, were invalid due to procedural defects. SEEBOARD employees are members of the Electricity Supply Pension Scheme, and SEEBOARD has made similar use of actuarial surplus. For SEEBOARD, the amount of the cancelled payments was approximately $33 million. The Court of Appeal did not order the National Grid Group and National Power to make payment to the Electricity Supply Pension Scheme but will hold a further hearing to decide what action to take. It is likely that the case will then be referred to the U.K. House of Lords. The final outcome of the hearing, or any referral to the U.K.
House of Lords, cannot be determined and therefore it is not possible for management to quantify the impact, on the results of operations and financial condition of CSW and SEEBOARD.


RATES AND REGULATORY MATTERS

      CPL Rate Review - Docket No. 14965
      In November 1995, CPL filed with the Texas Commission a request to increase its retail base rates by $71 million. On October 16, 1997 the Texas Commission issued the CPL 1997 Final Order. The CPL 1997 Final Order lowered the annual retail base rates of CPL by approximately $19 million, or 2.5%, from CPL's rate level existing prior to May 1996. The Texas Commission also included a "Glide Path" rate methodology in the CPL 1997 Final Order pursuant to which CPL's annual rates were reduced by $13 million on May 1, 1998 and an additional $13 million on May 1, 1999.

      CPL appealed the CPL 1997 Final Order to the State District Court of Travis County to challenge the resolution of several issues in the rate case. The primary issues include: (i) the classification of $800 million of invested capital in STP as ECOM which was assigned a lower return on equity than non-ECOM property; (ii) the Texas Commission's application of the "Glide Path" rate reduction methodology applied on May 1, 1998 and May 1, 1999; and (iii) $18 million of disallowed affiliate expenses from CSW Services. As part of the appeal, CPL sought a temporary injunction to prohibit the Texas Commission from implementing the "Glide Path" rate reduction methodology. The court denied the temporary injunction and the "Glide Path" rate reductions were implemented in May 1998 and May 1999. Hearings on the appeal were held during the third quarter of 1998, and a judgment was issued in February 1999 affirming the Texas Commission order, except for a consolidated tax issue in the amount of $6 million, which was remanded to the Texas Commission. While CPL appealed this most recent order to the Court of Appeals, management is unable to predict how the final resolution of these issues will ultimately affect CSW's and CPL's results of operations andfinancial condition. On May 4, 1999, AEP and CSW announced that they had reached a stipulated agreement with the general counsel of the Texas Commission and other intervenors in the state of Texas. If the stipulated agreement is approved by the Texas Commission and the AEP Merger is ultimately consummated, the agreement states that CSW will withdraw its appeal with respect to the "glide path" rate reduction methodology. See ITEM 1. NOTE 5. PROPOSED AEP MERGER and ITEM 2. MD&A - PROPOSED AEP MERGER for additional information on the stipulated agreement.

      CPL currently accounts for the economic effects of regulation in accordance with SFAS No. 71. Pursuant to the provisions of SFAS No. 71, CPL has recorded approximately $1.2 billion of regulatory-related assets at March 31, 1999. The application of SFAS No. 71 is conditioned upon CPL's rates being set based on the cost of providing service. In the event management concludes that as a result of changes in regulation, legislation, the competitive environment, or other factors, CPL or some portion of its business no longer meets the criteria for following SFAS No. 71, a write-off of regulatory assets and liabilities would be required, absent a means of recovering such assets or settling such liabilities in a continuing regulated segment of the business. CPL would also be required to evaluate whether there was any impairment of any deregulated plant assets. In addition, CPL and CSW could experience, depending on the timing and amount of any write-off, a material adverse effect on their results of operations and financial condition.

      The foregoing discussion of CPL Rate Review - Docket No. 14965 constitutes forward-looking information within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information. See FORWARD-LOOKING INFORMATION.

      SWEPCO Louisiana Rate Review
      In December 1997, the Louisiana Commission announced it would review SWEPCO's rates and service. The Louisiana Commission has selected consultants and legal counsel to perform a review of SWEPCO's rates and charges and to review SWEPCO's quality of service. The Louisiana Commission's legal counsel will issue a report in June 1999, and hearings will begin in September 1999. Management cannot predict the outcome of this review.

      SWEPCO Arkansas Rate Review
      In June 1998, the Arkansas Commission indicated that it would conduct a review of SWEPCO's earnings. The review began in July 1998. Management cannot predict the outcome of this review.

      Other
      Reference is made to NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for information regarding fuel proceedings at CPL, SWEPCO and WTU.


DIVERSIFIED ELECTRIC

      CSW Energy
      CSW Energy presently owns interests in six operating power projects totaling 978 MW which are located in Colorado, Florida and Texas. CSW Energy began construction in August 1998 of a 500 MW merchant power plant, known as Frontera, in the Rio Grande Valley, near the city of Mission, Texas. The natural gas-fired facility should begin simple cycle operation in the summer of 1999 and combined cycle operation by the end of 1999. Pursuant to AEP and CSW's stipulated agreement with several intervenors in the state of Texas related to the AEP Merger, CSW Energy will sell 250 MW of Frontera upon completion of the merger. See ITEM 1. NOTE 5. PROPOSED AEP MERGER and MD&A, PROPOSED AEP MERGER for additional information including timing of the sale.

      CSW Energy has entered into an agreement with Texas Eastman to construct and operate a 440-MW cogeneration facility in Longview, Texas. This facility will be known as the Eastex Cogeneration Project. At March 31, 1999, CSW Energy had construction obligations of $72 million related to the project. Construction of the facility is scheduled to begin in mid-1999, with expected operation in 2001. Excess electricity generated by the plant will be sold by CSW Energy in the wholesale electricity market.

      In addition to these projects, CSW Energy has other projects in various stages of development.

      The preceding discussion constitutes forward-looking information within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information. See FORWARD-LOOKING INFORMATION.

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

      During the first quarter of 1999, CSW International and its 50% joint venture partner, Scottish Power, obtained construction financing of (pound)190 million (at March 31, 1999, $306 million) for the South Coast power project, a 400-MW combined cycle gas turbine power station in Shoreham, United Kingdom. The permanent financing of (pound)152 million (at March 31, 1999, $245 million) of debt was also arranged. CSW International has guaranteed approximately $31 million of the (pound)190 million construction financing, and the permanent financing is unconditionally guaranteed by the project. Commercial operation is expected to begin in 2000.

      Through March 31, 1999, CSW International has invested $80 million in Vale to obtain a 36% equity interest. CSW International also issued $100 million of debt to Vale, convertible to equity by the end of 1999. CSW International accounts for its $80 million investment in Vale on the equity method of accounting, and the $100 million as a loan.

      In mid-January 1999, amid market instability, the Brazilian government abandoned its policy of pegging the Real in a broad range against the dollar. This resulted in a 37% devaluation of the Real by the end of January 1999. Vale is unfavorably impacted by the devaluation primarily due to the revaluation of foreign denominated debt.

      CSW International has a put option which requires that Vale purchase CSW International's shares, upon CSW International exercising the put, at a minimum price equal to the purchase price paid for the shares ($80 million). As a result of the put option arrangement, management has concluded that CSW International's investment carrying amount will not be reduced below the put option value unless there is deemed to be a permanent impairment. Pursuant to the put option arrangement, CSW International will not recognize its proportionate share of any future earnings until its proportionate share of any losses of Vale, that are not recognized as a result of the floor established by the put option, are recouped. At March 31, 1999, CSW International had deferred losses of approximately $19 million. CSW International views its investment in Vale as a long-term investment strategy and believes that the investment in Vale continues to have significant long-term value and is recoverable. Management will continue to closely evaluate the changes in the Brazilian economy, and its impact on CSW International's investment in Vale.

      As of March 31, 1999, CSW International had invested $110 million in stock of a Chilean electric company. The investment is classified as securities available for sale and accounted for by the cost method. Based on the market value of the shares and foreign exchange rates, the value of the investment at March 31, 1999 is $74 million. The reduction in the carrying value of this investment has been reflected in Other Comprehensive Income in CSW's Consolidated Statements of Stockholder's Equity. Management views its investment in Chile as a long-term investment strategy. Management will continue to closely evaluate the changes in the South American economy and its impact on CSW International's investment in the Chilean electric company.

      In addition to these projects, CSW International has other projects in various stages of development.

      The preceding discussion constitutes forward-looking information within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information. See FORWARD-LOOKING INFORMATION.


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

      Year 2000 readiness is a top priority for CSW. The formal project was initiated in late 1996 at which time an executive sponsor and project manager were named and a centralized project management office was formed. More than 30 Readiness Teams have been initiated and are in various phases of the project. Currently, those teams represent the equivalent of about 90 full-time employee positions working on year 2000 readiness. The teams are using a formal approach that includes inventory, assessment, remediation, testing of systems and development of contingency plans. Formal progress checkpoints are conducted biweekly by the project management team. An executive oversight council comprising the functional vice presidents convenes monthly to review progress and address issues. The project executive sponsor updates top management on a weekly basis and at every Board of Directors' Audit Committee meeting.

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

      State of Readiness
      Key milestones for the CSW system-wide year 2000 program excluding SEEBOARD and Vale are listed below:

- A detailed inventory and assessment of critical systems was completed in the third quarter of 1998. This includes switchboards, elevators, environmental controls, vehicles, metering systems, and embedded logic or real time control systems in support of generation and delivery of electricity. The findings indicate that less than 15% of installed controls have microprocessors, very few have date logic and over 90% of those with date logic already process new millennium dates correctly. The need for additional functionality in the early 1990's resulted in the modernization of several electric operation systems that has reduced the conversion requirements. Corrective and certification measures are well underway for these systems and completion is targeted for all systems by June 30, 1999.

- Inventory and assessment of business applications and vendor-supplied software was completed in the first quarter of 1997. Only 25% of the business application programs were determined to require remediation by December 1999.

- Plans for modification and certification testing of business application software were completed in the third quarter of 1997.

- Remediation plans and schedules for business applications were established in the fourth quarter of 1997, and conversion and certification activities were initiated. As of the end the first quarter of 1999, 82% of business critical applications were converted and certified. The remaining 18% of applications are targeted for completion by mid-year 1999.

      SEEBOARD completed an inventory of date dependent assets including, but not limited to, embedded chip technology, software, hardware, applications, telecommunications, access and security systems in the third quarter of 1998. SEEBOARD completed an assessment of all critical systems in January 1999. Remediation and testing of mission critical distribution and safety systems was completed in March 1999. The remediation of all other critical path systems is on schedule for completion by July 1999. Final verification of those systems is scheduled for completion by the third quarter of 1999. As of March 31, 1999, 74% of the work to be performed in electric operations has been completed.

      Vale completed an inventory of date dependent assets and critical systems in the fourth quarter of 1998. Vale is on schedule for remediation of these assets and systems by the third quarter of 1999. Most business system remediation has been completed.

      Cost to Address Year 2000 Issues
      Work related to the year 2000 project is being performed using a mix of internal and external resources. The funds for year 2000 project expenditures are included in CSW's budget. The majority of costs related to the project are expensed as incurred. The historical cost incurred to date for the year 2000 project is approximately $14 million, $4 million of which was incurred in the first quarter of 1999. Remaining testing and conversion is expected to cost an additional $22 million to $24 million over the next 12 months. Approximately 33% of the projected cost is to be covered through the redeployment of existing labor resources. Approximately 37% of the projected cost is for outside contract labor. The remaining 30% of the projected cost is for computer hardware and software purchases.

      In the first quarter of 1999 a software version upgrade to provide contract management features to the materials management information system was deferred until calendar year 2000 in order to minimize risk. The financial impact on this deferment is minimal, as minor enhancements to the current design have provided an alternative, interim solution for the needed functionality. No other planned CSW computer information system projects have been affected by the year 2000 project, but that may change as the year 2000 approaches and change freezes are implemented to further minimize risk. Accordingly, no estimate has been made for the financial impact of any future projects foregone due to resources allocated to the year 2000 project.

      Risk of Year 2000 Issues
      The greatest financial risk to the CSW domestic operation would be a total inability to generate and deliver electricity. Many primary systems and backup systems would have to fail in order for that total inability to occur. The probability of a total inability to generate and deliver electricity by CSW is very low.

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

      The greatest risk to SEEBOARD is that it is part of a large supplier chain. While SEEBOARD is confident of its ability to ensure that there will be no year 2000 impact to the distribution network, it is reliant upon both the generators and the National Grid in the U.K. However, through very close relationships within the electricity industry the risk is considered minimal.

      To date at SEEBOARD, the year 2000 testing on embedded chip technology has revealed a less than 2% failure rate.

      Contingency Plans
      Contingency plans have been in place in CSW's domestic electric operation for years to address problems resulting from weather. These plans are being updated to include year 2000 issues. Contingency planning is engineered into the transmission and distribution systems as it is designed with the capability to by-pass failed equipment. A margin of power generation reserve above what is needed is normally maintained. This reserve is a customary operating contingency plan that allows CSW to operate normally even when a power plant unexpectedly quits operating. Backup supplies of fuels are normally maintained at CSW power plants. Natural gas plants have fuel oil as a backup and multiple pipelines provide redundant supplies. At coal plants about 40-45 days of extra coal is kept on hand.

      The North American Electric Reliability Council is coordinating with all national power regions to assess the risks and to develop contingency plans within the national electric delivery system. During the fourth quarter of 1998, CSW developed first drafts of the contingency plans to address year 2000 issues. These contingency plans are currently being further developed and will be completed in the second quarter of 1999. CSW participated in an industry-wide drill focused on sustaining reliable operations with a simulated partial loss of voice and data communications on April 9, 1999. The drill results clearly demonstrated CSW's ability to successfully sustain reliable operations by utilizing alternative means to acquire net generation and transmission tie-flow readings, communicate those readings to transmission dispatch operation centers, and communicate those readings to CSW's central control center who in turn communicated those readings to the regional power reliability councils. Additionally, CSW will participate in an industry-wide drill to test its operational preparedness in the third quarter of 1999. Final verification of external interfaces will be performed in the last half of 1999. Contingency plans will continue to be revised as needed as a result of the drills.

      The CSW supply chain has contacted over 6,000 suppliers to determine their organization readiness and 70% responded. Approximately 250 of those 6,000 are mission critical suppliers, of which 96% have responded that their organizations are either already year 2000 ready or will be before December 31, 1999. Contingency plans have been developed to cover the possible failure of those 8 to 10 critical suppliers that have not responded with positive statements on their year 2000 readiness.

      Like CSW's U.S. operations, SEEBOARD also has contingency plans that have been in place for years to address problems resulting from weather. These plans are covered effectively within the distribution and customer services business areas and are being updated to include Year 2000 scenarios. Contingency planning is considered essential by SEEBOARD and also other external bodies such as the government who are proposing legislation that key infrastructure utilities and industries make readily available their contingency plans for external viewing. These plans are continually being reviewed by SEEBOARD's year 2000 central team. In addition, SEEBOARD is working with other utilities through interest groups and the National Grid on interface contingency plans and testing.

      The preceding discussion contains forward-looking information within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD-LOOKING INFORMATION.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


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

      The U.S. Electric Operating Companies experience commodity price exposures related to the purchase of fuel supplies for the generation of electricity and for the purchase of power and energy from other generation sources. Contracts that provide for the future delivery of these commodities can be considered forward contracts which contain pricing and/or volume terms designed to stabilize the cost of the commodity. Consequently, the U.S. Electric Operating Companies manage their price exposure for the benefit of customers by balancing their commodity purchases through a combination of long-term and short-term spot market agreements.

      In response to the development of a more competitive electric energy market, CSW has received regulatory approval which authorizes the four U.S. Electric Operating Companies to conduct a pilot program involving power sales agreements at tariffed rates with a fixed fuel cost. To offset the commodity price risk associated with these contracts, CSW has purchased natural gas swaps. These swaps cover natural gas deliveries beginning in January and continuing for the remainder of 1999. Natural gas volumes purchased to perform these contracts for which CSW has secured swap agreements represents approximately 1% of annual natural gas purchases.

      The table below provides information about CSW's natural gas swaps and electricity forward contracts that are sensitive to changes in commodity prices. The swaps hedge commodity price exposure for the year 1999. Cash outflows on the swap agreements should be offset by increased margins on electricity sales to customers under tariffed rates with fixed fuel costs. The electricity forward contracts hedge a portion of CSW's energy requirements through September 1999. The average contract price for forward purchases is $75 per MWH, and the average contract price for forward sales is $81 per MWH.

     Contractual commitments at March 31, 1999 are as follows.

    Products              Net Notional   Fair Value of Assets    Fair Value of
                             Amount                               Liabilities
    ----------------------------------------------------------------------------
                                                      (millions)
 Swaps                  5,140,000 MMbtu          $--                  $--
 Forwards:  purchases     430,400 MWH             --                    3
            sales         361,600 MWH              4                   --

      CSW has, at times, been exposed to currency and interest rate risks which reflect the floating exchange rate that exists between the U.S. dollar and the British pound. CSW has utilized certain risk management tools to manage adverse changes in exchange rates and to facilitate financing transactions resulting from CSW's acquisition of SEEBOARD. At March 31, 1999, CSW had positions in two cross currency swap contracts, which were used to eliminate currency fluctuations in respect of the $400 million of debt. The following table presents information relating to these contracts. The market value represents the foreign exchange/interest rate terms inherent in the cross currency swaps at current market pricing. CSW expects to hold these contracts to maturity. At exchange rates on March 31, 1999, this liability is included in long-term debt on the balance sheet at a carrying value of approximately $416 million.

                                               Expected          Expected Cash
                                             Cash Inflows          Outflows
Contract                 Maturity Date     (Maturity Value)     (Market Value)
--------------------------------------------------------------------------------
Cross currency swaps    August 1, 2001       $200 million       $215.0 million
Cross currency swaps    August 1, 2006       $200 million       $234.2 million

      For  information  related to currency  risk in South  America see ITEM 1.,
NOTE 8 SOUTH AMERICAN INVESTMENTS.

      The preceding discussion constitutes forward-looking information within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information. See FORWARD-LOOKING INFORMATION.

PART II - OTHER INFORMATION

      For background and earlier developments relating to PART II information, reference is made to the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 1998.


ITEM 1. LEGAL PROCEEDINGS.

      Other Legal Claim and Proceedings
      The CSW System is party to various other legal claims and proceedings arising in the normal course of business. Management does not expect disposition of these matters to have a material adverse effect on the Registrants' results of operations or financial condition. See PART I - NOTE 2 LITIGATION AND REGULATORY PROCEEDINGS and NOTE 3 COMMITMENTS AND CONTINGENT LIABILITIES.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

CPL
(i) The annual meeting of stockholders of CPL was held on April 8, 1999.

(ii) Directors elected at the annual meeting were:

John F. Brimberry         Robert A. McAllen
E. R. Brooks              Pete Morales, Jr.
Glenn Files               H. Lee Richards
Ruben M. Garcia           J. Gonzalo Sandoval
Alphonso Jackson          Gerald E. Vaughn

(iii) No other matters (other than procedural matters) were voted upon at the annual meeting.


PSO
(i) The annual meeting of stockholders of PSO was held on April 20, 1999.

(ii) Directors elected at the annual meeting were:

E. R. Brooks              Paul K. Lackey, Jr.
T.D. Churchwell           Paula Marshall-Chapman
Harry A. Clarke           William R. McKamey
Glenn Files               Dr. Robert B. Taylor, Jr.

(iii) No other matters (other than procedural matters) voted upon at the annual meeting.

SWEPCO
(i) The annual meeting of stockholders of SWEPCO was held on April 14, 1999.

(ii) Directors elected at the annual meeting were:

Karen C. Adams            John M. Lewis
E. R. Brooks              Michael H. Madison
James E. Davison          William C. Peatross
Glenn Files               Maxine P. Sarpy
Dr. Frederick E. Joyce

(iii) No other matters (other than procedural matters) were voted upon at the annual meeting.


WTU
(i) The annual meeting of stockholders of WTU was held on March 30, 1999.

(ii) Directors elected at the annual meeting were:

E. R. Brooks             Tommy Morris
Paul J. Brower           Dian G. Owen
Glenn Files              James M Parker
Alphonso Jackson         F.L. Stephens

(iii) No other matters (other than procedural matters) were voted upon at the annual meeting.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS:

(2) Plan of Acquisition, reorganization, arrangement, liquidation or succession.

      Second Amended and Restated Joint Plan of Reorganization for Cajun Electric Power Cooperative, Inc. submitted jointly by the Committee of Certain Member, Washington-St. Tammany Electric Cooperative, Inc. and Southwestern Electric Power Company Dated April 19, 1999 (Exhibit 2.1), filed herewith.

      Supplemental Disclosure Statement in support of the Second Amended and Restated Joint Plan of Reorganization for Cajun Electric Power Cooperative, Inc. submitted by the Committee of Certain Member, Washington-St.Tammany Electric Cooperative, Inc. and Southwestern Electric Power Company Dated April 19, 1999 (Exhibit 2.2), filed herewith.

 (12) Computation of Ratio of Earnings to Fixed Charges
      CPL - (Exhibit 12. 1), filed herewith.
      PSO -  (Exhibit  12.2),  filed  herewith.
      SWEPCO - (Exhibit  12.3),  filed herewith.
      WTU - (Exhibit 12.4), filed herewith.

 (18)Letter re:  Change in  Accounting  Principle
     CSW - (Exhibit  18.1),  filed herewith.
     CPL -  (Exhibit  18.2),  filed  herewith.
     PSO -  (Exhibit  18.3),  filed  herewith.
     SWEPCO - (Exhibit 18.4), filed herewith.
     WTU - (Exhibit 18.5), filed herewith.

(27) Financial  Data  Schedules
     CSW - (Exhibit  27.1), filed  herewith.
     CPL - (Exhibit  27.2),  filed  herewith.
     PSO - (Exhibit  27.3),  filed herewith.
     SWEPCO - (Exhibit 27.4), filed herewith.
     WTU - (Exhibit  27.5),  filed herewith.

(b) REPORTS FILED ON FORM 8-K:

CSW, CPL, PSO, SWEPCO and WTU
Date of earliest event reported: December 17, 1998
Date of report: January 5, 1999
Item 5. Other Events and Item 7. Financial Statements and Exhibits, reporting developments in the CSW and AEP merger proceedings in Arkansas as well as the current status of other regulatory proceedings.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned Registrant shall be deemed to relate only to matters having reference to such Registrant or its subsidiaries.

                       CENTRAL AND SOUTH WEST CORPORATION

Date: May 14, 1999                   /s/ Lawrence B. Connors
                                     -----------------------------
                                         Lawrence B. Connors
                                         Controller and Chief Accounting Officer
                                         (Principal Accounting Officer)



                      CENTRAL POWER AND LIGHT COMPANY
                     PUBLIC SERVICE COMPANY OF OKLAHOMA
                    SOUTHWESTERN ELECTRIC POWER COMPANY
                         WEST TEXAS UTILITIES COMPANY

Date: May 14, 1999                   /s/ R. Russell Davis
                                     -----------------------------
                                         R. Russell Davis
                                         Controller and Chief Accounting Officer
                                        (Principal Accounting Officer)