Form 10-Q
period 1999-06-30
CENTRAL & SOUTH WEST CORP; CENTRAL POWER & LIGHT CO /TX/; PUBLIC SERVICE CO OF OKLAHOMA; SOUTHWESTERN ELECTRIC POWER CO; WEST TEXAS UTILITIES CO
filed 1999-08-16
CIK 18540, 18734, 81027, 92487, 105860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
          (X) COMBINED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 1999

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

Common Stock Outstanding at August 6, 1999                      Shares
  Central and South West Corporation                          212,648,293
  Central Power and Light Company                               6,755,535
  Public Service Company of Oklahoma                            9,013,000
  Southwestern Electric Power Company                           7,536,640
  West Texas Utilities Company                                  5,488,560

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

           CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY COMPANIES

               TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q
                                  JUNE 30, 1999



GLOSSARY OF TERMS..............................................................3


FORWARD-LOOKING INFORMATION....................................................5


PART I. - FINANCIAL INFORMATION................................................6


  ITEM 1.  FINANCIAL STATEMENTS................................................6
    CENTRAL AND SOUTH WEST CORPORATION.........................................6
    CENTRAL POWER AND LIGHT COMPANY...........................................15
    PUBLIC SERVICE COMPANY OF OKLAHOMA........................................22
    SOUTHWESTERN ELECTRIC POWER COMPANY.......................................29
    WEST TEXAS UTILITIES COMPANY..............................................36
    NOTES TO FINANCIAL STATEMENTS.............................................44

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS..............................................62

  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........81

PART II. - OTHER INFORMATION..................................................83


  ITEM 1.  LEGAL PROCEEDINGS..................................................83

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................83

SIGNATURES....................................................................84

GLOSSARY OF TERMS
The following abbreviations or acronyms used in this text are defined below:

Abbreviation or Acronym Definition
AEP ....................American Electric Power Company, Inc.
AEP Merger .............Proposed merger between AEP and CSW where CSW would become a wholly-owned subsidiary of AEP
ALJ ....................Administrative Law Judge
Alpek ..................Alpek S.A. de C.V.
Altamira................CSW International cogeneration project in Altamira,
                        Tamaulipas, Mexico
Arkansas Commission ....Arkansas Public Service Commission
Btu ....................British thermal unit
C3 Communications ......C3 Communications, Inc., Austin, Texas (formerly CSW
                        Communications, Inc.)
Cajun ..................Cajun Electric Power Cooperative, Inc.
CLECO ..................Central Louisiana Electric Company, Inc.
Court of Appeals .......Court of Appeals, Third District of Texas, Austin, Texas
CPL ....................Central Power and Light Company, Corpus Christi, Texas
CPL 1997 Final Order ...Final orders received from the Texas Commission in CPL's rate case Docket No., 14965, including both the order received on September 10, 1997 and the revised order received on October 16, 1997
CSW ....................Central and South West Corporation, Dallas, Texas
CSW Credit .............CSW Credit, Inc., Dallas, Texas
CSW Energy .............CSW Energy, Inc., Dallas, Texas
CSW International ......CSW International, Inc., Dallas, Texas
CSW Services ...........Central and South West Services, Inc., Dallas, Texas and
                        Tulsa, Oklahoma
CSW System .............CSW and its subsidiaries
CWIP ...................Construction work in progress
DHMV ...................Dolet Hills Mining Venture
Diversified Electric ...CSW Energy and CSW International
ECOM ...................Excess cost over market
EPA ....................United States Environmental Protection Agency
ERCOT ..................Electric Reliability Council of Texas
ESPS....................Electricity Supply Pension Scheme
Exchange Act ...........Securities Exchange Act of 1934, as amended
EWG ....................Exempt Wholesale Generator
FASB....................Financial Accounting Standards Board
FCC.....................Federal Communications Commission
FERC ...................Federal Energy Regulatory Commission
FUCO ...................Foreign utility company as defined by the Holding
                        Company Act
FMBs....................First Mortgage Bonds
Holding Company Act ....Public Utility Holding Company Act of 1935, as amended
IBEW ...................International Brotherhood of Electrical Workers
ISO ....................Independent system operator
July 1999 SWEPCO Plan...The amended plan of reorganization for Cajun filed by the Members Committee and SWEPCO on July 28, 1999 with the U.S. Bankruptcy Court for the Middle District of Louisiana
Legislative Joint Electric
  Utility Task Force....Task force created by the Oklahoma Legislature to study electric utility industry restructuring issues in the state of Oklahoma
LIFO ...................Last-in first-out (inventory accounting method)
Louisiana Commission ...Louisiana Public Service Commission
MD&A ...................Management's Discussion and Analysis of Financial
                        Condition and Results of Operations
MDEQ ...................Mississippi Department of Environmental Quality
MGP ....................Manufactured gas plant or coal gasification plant
Mirror CWIP ............Mirror construction work in progress
Mississippi Power ......Mississippi Power Company
MMbtu ..................Million Btu
MW .....................Megawatt
MWH ....................Megawatt-hour
National Grid Group ....National Grid Group plc
National Power..........National Power plc
Northeastern Power
  Station...............Northeastern Power Station, Oologah, Oklahoma
NRC ....................Nuclear Regulatory Commission
Numanco.................Numanco, LLC and Numanco, Inc.

The following abbreviations or acronyms used in this text are defined below:

Abbreviation or Acronym Definition
OFGEM...................The Office of Gas and Electricity Markets, United
                        Kingdom
Oklahoma Commission ....Corporation Commission of the State of Oklahoma
Oklaunion...............Oklaunion Power Plant, Vernon, Texas
PCB ....................Polychlorinated biphenyl
PRP ....................Potentially responsible party
PSO ....................Public Service Company of Oklahoma, Tulsa, Oklahoma
Registrant(s) ..........CSW, CPL, PSO, SWEPCO and WTU
SEC ....................United States Securities and Exchange Commission
SEEBOARD ...............SEEBOARD Group plc, Crawley, West Sussex, United Kingdom
SEEBOARD U.S.A..........CSW's investment in SEEBOARD consolidated and converted to U.S. Generally Accepted Accounting Principles
SFAS ...................Statement of Financial Accounting Standards
SFAS No. 52 ............Foreign Currency Translation
SFAS No. 71 ............Accounting for the Effects of Certain Types of
                        Regulation
SFAS No. 133............Accounting for Derivative Instruments and Hedging
                        Activities
SFAS No. 137............Accounting for Derivative Instruments and Hedging
                        Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement
                        No. 133
STP ....................South Texas Project nuclear electric generating station
SWEPCO .................Southwestern Electric Power Company, Shreveport,
                        Louisiana
Texas Commission .......Public Utility Commission of Texas
TNRCC ..................Texas Natural Resource Conservation Commission
Trust Preferred
  Securities............Collective term for securities issued by business trusts of CPL, PSO and SWEPCO classified on the balance sheet as Certain Subsidiary (or CPL/PSO/SWEPCO)-obligated, mandatorily redeemable preferred securities of subsidiary trusts holding solely Junior Subordinated Debentures of such Subsidiaries (or CPL/PSO/SWEPCO)
U.K. Electric...........SEEBOARD U.S.A.
U.S. Electric Operating Companies or
  U.S. Electric ........CPL, PSO, SWEPCO and WTU
UWUA....................Utility Workers Union of America
Vale ...................Empresa De Electricidade Vale Paranapanema S/A, a
                        Brazilian Electric Distribution Company
WTU ....................West Texas Utilities Company, Abilene, Texas
Yorkshire ..............Yorkshire Electricity Group plc, a regional electricity company in the United Kingdom

FORWARD-LOOKING INFORMATION

This report made by CSW and certain of its subsidiaries contains forward-looking statements within the meaning of Section 21E of the Exchange Act. Although CSW and each of its subsidiaries believe that their expectations are based on reasonable assumptions, any such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:

- the impact of general economic changes in the United States and in countries in which CSW either currently has made or in the future may make investments,
- the impact of the proposed AEP Merger including any regulatory conditions imposed on the merger, the inability to consummate the AEP Merger, or other merger and acquisition activity including the July 1999 SWEPCO Plan,
- increased competition and electric utility industry restructuring in the United States,
- federal and state regulatory developments and changes in law which may have a substantial adverse impact on the value of CSW System generating and other assets,
-        timing and adequacy of rate relief,
-        adverse changes in electric load and customer growth,
-        climatic changes or unexpected changes in weather patterns,
- changing fuel prices, generating plant and distribution facility performance,
-        decommissioning costs associated with nuclear generating  facilities,
- costs associated with any year 2000 computer related failure(s) either within the CSW System or supplier failures that adversely affect the CSW System,
- uncertainties in foreign operations and foreign laws affecting CSW's investments in those countries,
- the effects of retail competition in the natural gas and electricity distribution and supply businesses in the United Kingdom,
- the timing and success of efforts to develop domestic and international power projects, and
-        risks associated with hedging and other risk management techniques.

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

                                      CSW


                       CENTRAL AND SOUTH WEST CORPORATION


                        PART I. - FINANCIAL INFORMATION.

                          ITEM 1. FINANCIAL STATEMENTS.

CSW
Consolidated Statements of Income (unaudited)
Central and South West Corporation
--------------------------------------------------------------------------------

                                            Three Months Ended Six Months Ended
                                                June 30,           June 30,
                                            -----------------  -----------------
                                             1999      1998     1999      1998
                                            -------   -------  --------  -------
                                            (millions, except per share amounts)
Operating Revenues
    U.S. Electric                            $ 892     $ 885    $1,589   $1,574
    United Kingdom                             362       403       837      935
    Other diversified                           65        56       118       92
                                            -------   -------  --------  -------
                                             1,319     1,344     2,544    2,601
Operating Expenses and Taxes
    U.S. Electric fuel                         292       315       522      551
    U.S. Electric purchased power               36        26        64       47
    United Kingdom cost of sales               214       270       536      654
    Other operating                            269       244       519      472
    Maintenance                                 61        40       102       74
    Depreciation and amortization              133       126       265      249
    Taxes, other than income                    56        55       113      101
    Income taxes                                52        54        69       76
                                            -------   -------  --------  -------
                                             1,113     1,130     2,190    2,224
                                            -------   -------  --------  -------
Operating Income                               206       214       354      377
                                            -------   -------  --------  -------

Other Income and (Deductions)
    Other                                       11        11        24       29
    Non-operating income taxes                  (3)        1        (7)      (2)
                                            -------   -------  --------  -------
                                                 8        12        17       27
                                            -------   -------  --------  -------

Income Before Interest and Other Charges       214       226       371      404
                                            -------   -------  --------  -------

Interest and Other Charges
    Interest on long-term debt                  75        80       153      160
    Interest on short-term debt and other       27        30        53       61
    Distributions on Trust Preferred
     Securities                                  7         7        13       13
    Preferred dividend requirements of
     subsidiarie                                 2         2         4        4
                                            -------   -------  --------  -------
                                               111       119       223      238

Net Income for Common Stock                  $ 103     $ 107     $ 148    $ 166
                                            =======   =======  ========  =======

Average Common Shares Outstanding            212.6     212.3     212.6    212.3

Basic and Diluted Earnings per Share        $ 0.49    $ 0.50    $ 0.70   $ 0.78
                                            =======   =======  ========  =======

Dividends Paid per Share of Common Stock    $0.435    $0.435    $0.870   $0.870
                                            =======   =======  ========  =======



       The accompanying notes to consolidated financial statements are an integral part of these statements.

CSW
Consolidated Statements of Stockholders' Equity
Central and South West Corporation
--------------------------------------------------------------------------------
(millions)

                                                                             Accumulated
                                                      Additional                Other
                                             Common    Paid-in    Retained   Comprehensive
                                             Stock     Capital    Earnings   Income(Loss)    Total
                                             --------------------------------------------- --------

(audited)
Beginning Balance -- January 1, 1998           $743    $1,039      $1,751        $23        $3,556
   Sale of common stock                           1        10          --         --            11
   Common stock dividends                        --        --        (370)        --          (370)
   Other                                         --        --           2         --             2
                                                                                           --------
                                                                                             3,199

   Comprehensive Income:
      Foreign currency translation adjustment
       (net of tax $2)                           --        --          --          7             7
      Unrealized loss on securities
       (net of tax of $8)                        --        --          --        (14)          (14)
      Adjustment for gain included in net
       income (net of tax of $4)                 --        --          --         (7)           (7)
      Minimum pension liability
       (net of tax of $0.6)                      --        --          --         (1)           (1)
      Net Income                                 --        --         440         --           440
                                                                                           --------
         Total comprehensive income                                                            425
                                              ---------------------------------------      --------
Ending Balance -- December 31, 1998            $744    $1,049      $1,823         $8        $3,624
                                              ---------------------------------------      --------

(unaudited)
Beginning Balance -- January 1, 1999           $744    $1,049      $1,823         $8        $3,624
   Sale of common stock                          --         2          --         --             2
   Common stock dividends                        --        --        (186)        --          (186)
                                                                                           --------
                                                                                             3,440

   Comprehensive Income:
      Foreign currency translation adjustment
       (net of tax of $41)                       --        --          --        (76)          (76)
      Unrealized gain on securities (net
       of tax of $4)                             --        --          --          8             8
      Net Income                                 --        --         148         --           148
                                                                                           --------
         Total comprehensive income                                                             80
                                              ---------------------------------------      --------
Ending Balance -- June 30, 1999                $744    $1,051      $1,785       ($60)       $3,520
                                              =======================================      ========



       The accompanying notes to consolidated financial statements are an integral part of these statements.

CSW
Consolidated Balance Sheets
Central and South West Corporation

                                                        June 30,    December 31,
                                                          1999        1998
                                                       (unaudited)   (audited)
                                                         ---------   ---------
                                                              (millions)

ASSETS
Fixed Assets
    Electric
        Production                                        $ 5,877     $ 5,887
        Transmission                                        1,613       1,594
        Distribution                                        4,711       4,681
        General                                             1,389       1,380
        Construction work in progress                         203         166
        Nuclear fuel                                          210         207
                                                         ---------   ---------
                                                           14,003      13,915
    Other diversified                                         399         333
                                                         ---------   ---------
                                                           14,402      14,248
  Less - Accumulated depreciation and amortization          5,773       5,652
                                                         ---------   ---------
                                                            8,629       8,596
                                                         ---------   ---------
Current Assets
    Cash and temporary cash investments                       128         157
    Accounts receivable                                     1,119       1,110
    Materials and supplies, at average cost                   209         191
    Electric utility fuel inventory                           117          90
    Under-recovered fuel costs                                  5           4
    Notes receivable                                          116         109
    Prepayments and other                                     108          90
                                                         ---------   ---------
                                                            1,802       1,751
                                                         ---------   ---------
Deferred Charges and Other Assets
    Deferred plant costs                                      494         497
    Mirror CWIP asset                                         250         257
    Other non-utility investments                             418         432
    Securities available for sale                              72          66
    Income tax related regulatory assets, net                 305         308
    Other regulatory assets                                   191         204
    Goodwill                                                1,315       1,402
    Other                                                     418         384
                                                         ---------   ---------
                                                            3,463       3,550
                                                         ---------   ---------
                                                         $ 13,894    $ 13,897
                                                         =========   =========


       The accompanying notes to consolidated financial statements are an integral part of these statements.

CSW
Consolidated Balance Sheets
Central and South West Corporation

                                                 June 30,         December 31,
                                                   1999              1998
                                               (unaudited)         (audited)
                                                --------           --------
CAPITALIZATION AND LIABILITIES                            (millions)

Capitalization
    Common stock:   $3.50 par value
        Authorized shares:   350.0 million
        Issued and outstanding shares:  212.6
         million                                  $ 744             $ 744
    Paid-in capital                               1,051             1,049
    Retained earnings                             1,785             1,823
    Accumulated other comprehensive income/(loss)   (60)                8
                                                --------           --------
                                                  3,520    45%      3,624    45%
                                                --------  ----     -------- ----
    Preferred stock                                 176     2%        176     2%

    Certain Subsidiary-obligated, mandatorily
       redeemable preferred securities of subsidiary
       trusts holding solely Junior Subordinated
       Debentures of such Subsidiaries              335     4%        335     4%
    Long-term debt                                3,802    49%      3,938    49%
                                                --------  ----     -------- ----
          Total Capitalization                    7,833   100%      8,073   100%
                                                --------  ----     -------- ----

Current Liabilities
    Long-term debt and preferred stock due within
     twelve months                                  165               169
    Short-term debt                               1,088               811
    Short-term debt - CSW Credit                    818               749
    Loan notes                                       29                32
    Accounts payable                                474               624
    Accrued taxes                                   218               190
    Accrued interest                                 95                84
    Other                                           234               218
                                                --------           --------
                                                  3,121             2,877
                                                --------           --------
Deferred Credits
    Accumulated deferred income taxes             2,370             2,410
    Investment tax credits                          260               267
    Other                                           310               270
                                                --------           --------
                                                  2,940             2,947
                                                --------           --------
                                               $ 13,894          $ 13,897
                                                --------           --------


       The accompanying notes to consolidated financial statements are an integral part of these statements.

CSW
Consolidated Statements of Cash Flows (unaudited)
Central and South West Corporation
---------------------------------------------------------------------------

                                                           Six Months Ended
                                                              June 30,
                                                           ----------------
                                                            1999     1998
                                                           -------  -------
OPERATING ACTIVITIES                                          (millions)
    Net Income for Common Stock                             $ 148    $ 166
    Non-cash Items and Adjustments
        Depreciation and amortization                         278      256
        Deferred income taxes and investment tax credits      (20)      14
        Preferred stock dividends included in Net Income
         for Common Stock                                       4        4
        Loss on reacquired preferred stock                     --        1
    Changes in Assets and Liabilities
        Accounts receivable                                   (18)    (135)
        Accounts payable                                      (87)      61
        Accrued taxes                                          32       61
        Fuel inventory                                        (27)     (18)
        Fuel recovery                                           2       50
        Refund due customers                                   --      (64)
        Other                                                 (64)       7
                                                           -------  -------
                                                              248      403
                                                           -------  -------
INVESTING ACTIVITIES
    Construction expenditures                                (270)    (252)
    CSW Energy/CSW International projects                     (60)     (74)
    Other                                                     (35)      (9)
                                                           -------  -------
                                                             (365)    (335)
                                                           -------  -------
FINANCING ACTIVITIES
    Common stock sold                                           3        6
    Long-term debt sold                                        --        5
    Reacquisition/retirement of long-term debt               (127)     (89)
    Reacquisition of preferred stock                           --      (28)
    Change in short-term debt                                 347      346
    Payment of dividends                                     (189)    (186)
    Other                                                      58       26
                                                           -------  -------
                                                               92       80
                                                           -------  -------

Effect of exchange rate changes on cash and cash equivalents   (4)      (5)

Net Change in Cash and Cash Equivalents                       (29)     143
Cash and Cash Equivalents at Beginning of Period              157       75
                                                           =======  =======
Cash and Cash Equivalents at End of Period                  $ 128    $ 218
                                                           =======  =======

SUPPLEMENTARY INFORMATION
    Interest paid less amounts capitalized                  $ 192    $ 210
                                                           =======  =======
    Income taxes paid                                        $ 72     $ 53
                                                           =======  =======


       The accompanying notes to consolidated financial statements are an integral part of these statements.

CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY COMPANIES RESULTS OF
OPERATIONS

      Set forth below is information concerning the consolidated results of operations of CSW for the three and six month periods ended June 30, 1999 and June 30, 1998. For information concerning the results of operations for each of the U.S. Electric Operating Companies, see the discussion under the heading RESULTS OF OPERATIONS following the financial statements of each of the U.S. Electric Operating Companies.


COMPARISON OF THE QUARTERS ENDED JUNE 30, 1999 AND 1998

      CSW's net income for common stock decreased to $103 million in the second quarter of 1999 compared to $107 million in 1998. The earnings decrease was due primarily to increased operations and maintenance expenses. Higher depreciation and amortization, reflecting higher levels of depreciable plant also contributed to the decrease in earnings. The decrease in earnings was offset in part by higher non-fuel revenue due primarily to increased non-MWH related revenue and off-system sales. Various factors affecting second quarter earnings are discussed below.

      In the second quarter of 1999, the U.S. Electric Operating Companies and U.K. Electric contributed the following percentages to CSW's results of operations.

                                                               Corporate
                                 U.S.       U.K.       Total   Items and
                               Electric   Electric   Electric    Other    Total
                             ---------------------------------------------------
Operating Revenues               68%        27%         95%       5%       100%
Operating Income                 78%        20%         98%       2%       100%
Net Income for Common Stock      93%        17%        110%      (10)%     100%


      Operating revenues decreased $25 million, or 2%, in the second quarter of 1999 compared to the same period a year ago due primarily to lower revenues from United Kingdom operations partially offset by an increase in other diversified revenue. U.K. Electric revenues decreased $41 million in the second quarter of 1999 compared to the same period last year due primarily to the absence of revenues in 1999 from SEEBOARD's retail business that was sold in the second quarter of 1998, lower sales volumes in the business market following the extension of competition to the small business and domestic markets in the fourth quarter of 1998 and unfavorable British pound to U.S. dollar exchange rate movements. Also contributing to the decline in operating revenues was lower fuel related revenues due to lower combined fuel expense and purchased power, discussed in the following paragraph. Partially offsetting the decrease in operating revenues was an increase in other diversified revenues of $9 million for the comparison periods due primarily to increased business activity at CSW Energy and CSW Credit. Higher non-fuel revenue of $8 million due primarily to increased non-MWH related revenue and off-system sales further offset the decrease in operating revenues.

      U.S. Electric fuel expense decreased $23 million, or 7%, during the second quarter of 1999 compared to the same period a year ago due primarily to a decrease in the average unit fuel cost to $1.75 per MMbtu from $1.78 per MMbtu. The decrease resulted from lower coal, lignite and nuclear fuel costs. Purchased power expense increased $10 million, or 38%, for the comparison periods due primarily to the refueling and the 10-year inspection of STP Unit 1 at CPL as well as scheduled maintenance at several other CSW System power plants. United Kingdom cost of sales decreased $56 million, or 21%, in the second quarter of 1999 compared to the same period a year ago. The decrease was due primarily to a lower level of sales of electricity and the absence in 1999 of SEEBOARD's retail business.

      Other operating expense increased $25 million, or 10%, in the second quarter of 1999 compared to the same period a year ago due primarily to increased expenses of $14 million at SEEBOARD. Expenses increased at SEEBOARD primarily as a result of additional operating costs related to SEEBOARD's Powerlink joint venture to operate the London Underground Rail System as well as increased expenses associated with operating in the competitive electricity market in the United Kingdom. Maintenance expense increased $21 million, or 53%, due primarily to the 10-year inspection of STP Unit 1 as well as scheduled maintenance at other CSW System power plants.

      Depreciation and amortization expense increased $7 million, or 6%, in the second quarter of 1999 compared to the same period a year ago due to higher levels of depreciable plant.

      Other income and deductions decreased $4 million in the second quarter of 1999 compared to the second quarter of 1998 due primarily to the absence in 1999 of the $5 million gain from C3 Communications' sale of an investment available for sale.

      Interest and other charges decreased $8 million, or 7%, in the second quarter of 1999 compared to the same period a year ago due primarily to the reacquisition of FMBs.


COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998


      Net income for common stock decreased to $148 million in the first six months of 1999 from $166 million for the same period in 1998 due primarily to increased operations and maintenance expenses. Higher taxes other than income, which reflects increased franchise and ad valorem taxes, and higher depreciation and amortization, reflecting higher levels of depreciable plant, also contributed to the decrease in earnings. The decrease in earnings was offset in part by higher non-fuel revenue for U.S. Electric operations due primarily to increased customer usage and growth and increased off-system sales, which were partially offset by milder weather. Various factors affecting earnings are discussed below.

      In the first six months of 1999, the U.S. Electric Operating Companies and U.K. Electric contributed the following percentages to CSW's results of operations.

                                                               Corporate
                                 U.S.       U.K.       Total   Items and
                               Electric   Electric   Electric    Other    Total
                             ---------------------------------------------------
Operating Revenues               62%        33%         95%       5%       100%
Operating Income                 73%        25%         98%       2%       100%
Net Income for Common Stock      86%        30%        116%      (16)%     100%


      Operating revenues decreased $57 million, or 2%, in the first six months of 1999 compared to the same period in 1998 due to lower revenues from United Kingdom operations. U.K. Electric revenues decreased $98 million in the first six months of 1999 compared to the same period a year ago due primarily to the absence in 1999 of regulatory allowed revenues in the first quarter of 1998. Also contributing to the decrease in United Kingdom revenues were lower sales volumes in the business market, the absence of revenues in 1999 from SEEBOARD's retail business and unfavorable British pound to U.S. dollar exchange rate movements. Also contributing to the decline in operating revenues was lower fuel revenues due to lower combined fuel expense and purchased power, discussed in the following paragraph. Partially offsetting the decrease in operating revenues was an increase in other diversified revenues of $26 million for the comparison periods due primarily to increased business activity at CSW Energy and CSW

Credit. Further offsetting the decrease in operating revenues was higher non-fuel revenue due primarily to increased customer usage and growth and increased off-system sales.

      U.S. Electric fuel expense decreased $29 million, or 5%, during the first six months of 1999 compared to the same period a year ago due primarily to a decrease in the average unit fuel cost to $1.66 per MMbtu in 1999 from $1.71 per MMbtu in 1998. The decrease resulted primarily from lower natural gas, coal, lignite and nuclear fuel prices. Purchased power expenses increased $17 million, or 36%, for the comparison periods primarily at CPL and WTU. Purchased power expense increased at CPL due primarily to the refueling and 10-year inspection of STP Unit 1 as well as scheduled maintenance at other CSW System power plants. Purchased power expense increased at WTU due primarily to scheduled maintenance at power plants. United Kingdom cost of sales decreased $118 million, or 18%, in the first six months of 1999 compared to the same period a year ago due primarily to a lower level of sales of electricity, the absence in 1999 of cost of sales for SEEBOARD's retail business and a lower British pound to U.S. dollar exchange rate compared to 1998.

      Other operating expense increased $47 million, or 10%, in the first six months of 1999 compared to the same period a year ago due primarily to increased expenses of $23 million at SEEBOARD. Expenses increased at SEEBOARD as a result of additional operating costs related to SEEBOARD's Powerlink joint venture to operate the London Underground Rail System as well as increased expenses associated with operating in the competitive electricity market in the United Kingdom. Maintenance expense increased $28 million, or 38%, due primarily to increased expenses from the 10-year inspection of STP Unit 1, as well as scheduled maintenance at other CSW System power plants.

      Depreciation and amortization expense increased $16 million, or 6%, in the first six months of 1999 compared to the same period a year ago due to higher levels of depreciable plant.

      Taxes other than income increased $12 million, or 12%, in the first six months of 1999 compared to the same period a year ago due primarily to increased ad valorem taxes reflecting higher assessed property values and Texas state franchise taxes. Operating income taxes decreased $7 million, or 9%, due primarily to lower taxable income.

      Interest and other charges decreased $15 million, or 6%, in the first six months of 1999 compared to the same period a year ago. This resulted primarily from lower interest on long-term debt of $7 million resulting from the reacquisition of FMBs. Interest on short-term debt and other decreased $8 million due primarily to the absence in 1999 of the interest expense related to the CPL 1998 bonded rate refund, and lower interest rates on short-term financing.

                                       CPL



                         CENTRAL POWER AND LIGHT COMPANY


                        PART I. - FINANCIAL INFORMATION.

                          ITEM 1. FINANCIAL STATEMENTS.

CPL
Consolidated Statement of Income (unaudited)
Central Power and Light Company
--------------------------------------------------------------------------------


                                           Three Months Ended       Six Months Ended
                                                 June 30,               June 30,
                                           -------------------    --------------------
                                              1999      1998         1999        1998
                                            --------  --------     --------   --------
                                                            (thousands)


Electric Operating Revenues                $ 383,783 $ 363,651    $ 666,060  $ 638,104
                                            --------  --------     --------   --------
Operating Expenses and Taxes
    Fuel                                     106,397   108,330      174,312    181,277
    Purchased power                           16,247     7,976       29,394     16,534
    Other operating                           65,698    62,259      127,524    122,754
    Maintenance                               19,956    14,468       35,183     27,525
    Depreciation and amortization             43,257    42,276       86,370     83,989
    Taxes, other than income                  22,971    21,573       46,296     41,056
    Income taxes                              29,216    28,352       40,320     40,172
                                            --------  --------     --------   --------
                                             303,742   285,234      539,399  $ 513,307
                                            --------  --------     --------   --------
Operating Income                              80,041    78,417      126,661  $ 124,797
                                            --------  --------     --------   --------
Other Income and (Deductions)
    Allowance for equity funds used
        during construction                       --        (8)          --         (8)
    Other                                       (650)      723       (1,380)       (12)
    Non-operating income taxes                 1,849       707        3,527      1,091
                                            --------  --------     --------   --------
                                               1,199     1,422        2,147      1,071
                                            --------  --------     --------   --------
Income Before Interest Charges                81,240    79,839      128,808    125,868
                                            --------  --------     --------   --------
Interest Charges
    Interest on long-term debt                21,598    23,567       44,427     47,066
    Distributions on Trust Preferred
     Securities                                3,000     3,000        6,000      6,000
    Interest on short-term debt and other      6,001     5,436       11,064     12,265
    Allowance for borrowed funds used
       during construction                      (745)     (654)      (1,618)    (1,341)
                                            --------  --------     --------   --------
                                              29,854    31,349       59,873     63,990
                                            --------  --------     --------   --------
Net Income                                    51,386    48,490       68,935     61,878
    Less:  Preferred stock dividends           1,735     1,801        3,547      3,609
                                            --------  --------     --------   --------
Net Income for Common Stock                 $ 49,651  $ 46,689     $ 65,388   $ 58,269
                                            ========  ========     ========   ========




   The accompanying notes to consolidated financial statements as they relate to CPL are an integral part of these statements.

CPL
Consolidated Balance Sheets
Central Power and Light Company
--------------------------------------------------------------------------------
                                                    June 30,        December 31,
                                                      1999              1998
                                                  (unaudited)        (audited)
                                                 ------------      -------------
                                                            (thousands)

ASSETS
Electric Utility Plant
    Production                                      $3,147,497       $ 3,146,269
    Transmission                                       538,693           527,146
    Distribution                                     1,115,599         1,090,175
    General                                            297,168           298,352
    Construction work in progress                       84,673            67,300
    Nuclear fuel                                       209,597           206,949
                                                   ------------    -------------
                                                     5,393,227         5,336,191
  Less - Accumulated depreciation                    2,145,236         2,072,686
                                                   ------------    -------------
                                                     3,247,991         3,263,505
                                                   ------------    -------------
Current Assets
    Cash and temporary investments                       9,341             5,195
    Accounts receivable                                 59,810            51,056
    Materials and supplies, at average cost             57,088            59,814
    Fuel inventory, at LIFO costs                       23,780            20,340
    Accumulated deferred income taxes                      995               713
    Prepayments and other                               11,692             2,952
                                                   ------------    -------------
                                                       162,706           140,070
                                                   ------------    -------------
Deferred Charges and Other Assets
    Deferred STP costs                                 481,281           482,447
    Mirror CWIP asset                                  250,019           256,702
    Income tax related regulatory assets, net          353,517           360,482
    Nuclear decommissioning trust                       76,187            65,972
    Other                                              161,874           167,011
                                                   ------------    -------------
                                                     1,322,878         1,332,614
                                                   ------------    -------------
                                                    $4,733,575       $ 4,736,189
                                                   ============    =============



   The accompanying notes to consolidated financial statements as they relate to CPL are an integral part of these statements.

CPL
Consolidated Balance Sheets
Central Power and Light Company
--------------------------------------------------------------------------------

                                                       June 30,          December 31,
                                                         1999               1998
                                                      (unaudited)        (audited)
                                                      -----------        -----------
                                                                (thousands)

CAPITALIZATION AND LIABILITIES


Capitalization
    Common stock:  $25 par value
        Authorized shares:  12,000,000
        Issued and outstanding shares:  6,755,535      $ 168,888          $ 168,888
    Paid-in capital                                      405,000            405,000
    Retained earnings                                    730,419            739,031
                                                      -----------        -----------
                                                       1,304,307    48%   1,312,919     46%
                                                      -----------  ----  -----------   ----

    Preferred stock                                      163,204     6%     163,204      6%

    CPL-obligated, mandatorily redeemable preferred
        securities of subsidiary trust holding
        solely Junior Subordinated Debentures of CPL     150,000     5%     150,000      5%
    Long-term debt                                     1,101,056    41%   1,225,706     43%
                                                      -----------  ----  -----------   ----
          Total Capitalization                         2,718,567   100%   2,851,829    100%
                                                      -----------  ----  -----------   ----
Current Liabilities
    Long-term debt due within twelve months              125,000            125,000
    Advances from affiliates                             300,635            160,298
    Accounts payable                                      88,816             86,998
    Payables to affiliates                                28,354             38,331
    Customer deposits                                     11,152              9,272
    Accrued taxes                                         61,458             46,855
    Accrued interest                                      26,647             27,036
    Over-recovered fuel costs                             11,915              9,135
    Other                                                 11,024              9,547
                                                      -----------        -----------
                                                         665,001            512,472
                                                      -----------        -----------
Deferred Credits
    Accumulated deferred income taxes                  1,203,224          1,221,561
    Investment tax credits                               135,910            138,513
    Other                                                 10,873             11,814
                                                      -----------        -----------
                                                       1,350,007          1,371,888
                                                      -----------        -----------
                                                     $ 4,733,575        $ 4,736,189
                                                      ===========        ===========



   The accompanying notes to consolidated financial statements as they relate to CPL are an integral part of these statements.

CPL
Consolidated Statements of Cash Flows (unaudited)
Central Power and Light Company

                                                          Six Months Ended
                                                               June 30,
                                                          1999         1998
                                                         ---------    --------
                                                             (thousands)
OPERATING ACTIVITIES
    Net Income                                           $ 68,935      $61,878
    Non-cash Items Included in Net Income
        Depreciation and amortization                      95,659       86,011
        Deferred income taxes and investment tax credit   (14,257)       5,376
        Refund due customers                                   --      (63,713)
    Changes in Assets and Liabilities
        Accounts receivable                                (8,754)       6,403
        Fuel inventory                                     (3,440)      (1,570)
        Material and supplies                               2,726        2,255
        Accounts payable                                   (8,508)      18,152
        Accrued taxes                                      14,603       12,978
        Fuel recovery                                       2,780       41,627
        Other                                              (2,289)       1,166
                                                         ---------    --------
                                                          147,455      170,563
                                                         ---------    --------
INVESTING ACTIVITIES
    Construction expenditures                             (78,524)     (63,530)
    Other                                                  (2,199)      (3,070)
                                                         ---------    --------
                                                          (80,723)     (66,600)
                                                         ---------    --------
FINANCING ACTIVITIES
    Retirement of long-term debt                         (125,000)     (28,000)
    Change in advances from affiliates                    140,337        2,615
    Payment of dividends                                  (77,923)     (72,683)
                                                         ---------    --------
                                                          (62,586)     (98,068)
                                                         ---------    --------

Net Change in Cash and Cash Equivalents                     4,146        5,895
Cash and Cash Equivalents at Beginning of Year              5,195           --
                                                         ---------    --------
Cash and Cash Equivalents at End of Period                $ 9,341      $ 5,895
                                                         =========    ========
SUPPLEMENTARY INFORMATION
    Interest paid less amounts capitalized (includes
      distributions on Trust Preferred Securities)       $ 51,241      $52,700
                                                         =========    ========
    Income taxes paid                                    $ 29,987      $23,021
                                                         =========    ========


   The accompanying notes to consolidated financial statements as they relate to CPL are an integral part of these statements.

CENTRAL POWER AND LIGHT COMPANY
RESULTS OF OPERATIONS


COMPARISON OF THE QUARTERS ENDED JUNE 30, 1999 AND 1998

      CPL's net income for common stock for the second quarter of 1999 was $49.7 million, which was $3.0 million, or 6%, higher than the comparable period in 1998. This resulted primarily from increased non-fuel related revenues which were partially offset by higher maintenance expenses, other operating expenses and taxes.

      Electric operating revenues during the second quarter of 1999 were $383.8 million, which was $20.1 million, or 6%, higher than the comparable period in 1998. The increase was attributable to higher fuel-related revenue of $5.3 million due to higher combined fuel expense and purchased power as discussed in the following paragraph, and non-fuel revenue of $14.8 million as a result of a 6% MWH increase in customer demand.

      Purchased power expense during the second quarter of 1999 was $16.2 million, which was $8.3 million, or 104%, higher than the comparable period in 1998. The increase was due primarily to a reduction in generation created by the refueling and 10-year inspection of STP Unit 1 as well as scheduled maintenance on several other CPL power plants. As a result, fuel expense during the second quarter of 1999 was $106.4 million, which was $1.9 million, or 2%, lower than the comparable period in 1998 due to these factors.

      Other operating expense during the second quarter of 1999 was $65.7 million, which was $3.4 million, or 6%, higher than the same period in 1998. The increase was due primarily to higher outside services expense which was partially offset by lower transmission expenses resulting from the final order in Texas Commission Docket No. 17285. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - CPL and WTU Complaint Versus Texas Utilities Electric Company (Docket No. 17285).

      Maintenance expense during the second quarter of 1999 was $20 million, which was $5.5 million, or 38%, higher than the comparable period in 1998. This was largely due to the scheduled power plant repairs and maintenance, including the refueling and 10-year inspection of STP Unit 1.

      Taxes, other than income during the second quarter of 1999 was $23 million, which were $1.4 million, or 6%, higher than the comparable period in 1998. The increase was attributable to higher ad valorem taxes based on projected increases in property values and increased state franchise taxes.

      Interest charges during the second quarter of 1999 was $29.9 million, which was $1.5 million, or 5%, lower than the comparable period in 1998. The decrease was due primarily to the reacquisition of FMBs.


COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998


      CPL's net income for common stock for the six months ended June 30, 1999 was $65.4 million, which was $7.1 million, or 12%, higher than the comparable period in 1998. This resulted from increased non-fuel related revenue which was partially offset by higher maintenance expenses and taxes, other than income.

      Electric operating revenues for the six months ended June 30, 1999 were $666.1 million, which was $28.0 million, or 4%, higher than the comparable period in 1998. This increase was attributable to higher fuel-related revenue of $6.1 million due to higher combined fuel expense and purchased power as discussed in the following paragraph, and non-fuel revenue of $21.8 million resulting from an 8% MWH increase in customer demand.

      Purchased power expense for the six months ended June 30, 1999 was $29.4 million, which is $12.9 million, or 78%, higher than the comparable period in 1998. The increase resulted primarily from a combination of several scheduled power plant outages for routine maintenance, including STP Unit 1 refueling and 10-year inspection, and an 8% increase in customer demand. As a result, fuel expense for the six months ended June 30, 1999 was $174.3 million, which was $7 million, or 4%, lower than the comparable period in 1998.

      Other operating expense for the six months ended June 30, 1999 were $127.5 million, which was $4.8 million, or 4%, higher than the comparable period in 1998. The increase was due primarily to higher outside services expense, partially offset by lower transmission expenses resulting from the final order in Texas Commission Docket No. 17285. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - CPL AND WTU Complaint versus Texas Utilities
Electric Company (Docket No. 17285).

      Maintenance expense for the six months ended June 30, 1999 was $35.2 million, which was $7.7 million, or 28%, higher than the comparable period in 1998. This was largely due to the scheduled power plant repairs and maintenance, including the refueling and 10-year inspection of STP Unit 1.

      Taxes, other than income for the six months ended June 30, 1999 were $46.3 million, which was $5.2 million, or 13%, higher than the comparable period of 1998. The increase was attributable to higher ad valorem taxes based on projected increases in property values and increased state franchise taxes.

      Interest charges for the six months ended June 30, 1999 were $59.9 million, which was $4.1 million, or 6%, lower than the comparable period of 1998. The decrease was due primarily to the reacquisition and maturity of FMBs. In addition, interest charges in 1998 were higher related to the one time 1998 bonded rate refund.

                                       PSO



                       PUBLIC SERVICE COMPANY OF OKLAHOMA


                        PART I. - FINANCIAL INFORMATION.

                          ITEM 1. FINANCIAL STATEMENTS.

PSO
Consolidated Statements of Income (unaudited)
Public Service Company of Oklahoma

                                             Three Months Ended       Six Months Ended
                                                  June 30,                June 30,
                                             --------------------     -------------------
                                              1999        1998        1999        1998
                                             --------    --------    --------    --------
                                                              (thousands)


Electric Operating Revenues                  $178,699    $191,866    $329,729    $343,277
                                             --------    --------    --------    --------
Operating Expenses and Taxes
    Fuel                                       64,916      76,667     126,797     138,187
    Purchased power                            16,128      13,700      30,172      27,297
    Other operating                            26,837      28,229      52,550      55,376
    Maintenance                                12,720       8,312      21,927      15,885
    Depreciation and amortization              18,544      18,061      36,999      36,156
    Taxes, other than income                    8,160       8,576      16,219      15,220
    Income taxes                                8,035      10,250       9,178      12,282
                                             --------    --------    --------    --------
                                              155,340     163,795     293,842     300,403
                                             --------    --------    --------    --------

Operating Income                               23,359      28,071      35,887      42,874
                                             --------    --------    --------    --------
Other Income and (Deductions)
    Allowance for equity funds used
        during construction                        --          71          81         226
    Other                                        (484)        398      (1,795)       (218)
    Non-operating income taxes                    495        (129)      1,204         374
                                             --------    --------    --------    --------
                                                   11         340        (510)        382
                                             --------    --------    --------    --------

Income Before Interest Charges                 23,370      28,411      35,377      43,256
                                             --------    --------    --------    --------
Interest Charges
    Interest on long-term debt                  6,612       7,619      13,222      15,237
    Distributions on Trust Preferred
      Securities                                1,500       1,500       3,000       3,000
    Interest on short-term debt and other       1,508       1,234       2,677       2,464
    Allowance for borrowed funds
        used during construction                 (392)       (330)       (584)       (662)
                                             --------    --------    --------    --------
                                                9,228      10,023      18,315      20,039
                                             --------    --------    --------    --------

Net Income                                     14,142      18,388      17,062      23,217
  Less:  Preferred stock dividends                 53          53         106         106
                                             --------    --------    --------    --------
Net Income for Common Stock                  $ 14,089    $ 18,335    $ 16,956    $ 23,111
                                             ========    ========    ========    ========


   The accompanying notes to consolidated financial statements as they relate to PSO are an integral part of these statements.

PSO
Consolidated Balance Sheets
Public Service Company of Oklahoma
--------------------------------------------------------------------------------
                                               June 30,           December 31,
                                                 1999                 1998
                                              (unaudited)          (audited)
                                            ----------------     ---------------
                                                          (thousands)
ASSETS
Electric Utility Plant
    Production                                    $ 911,160           $ 913,083
    Transmission                                    380,804             378,719
    Distribution                                    864,687             855,277
    General                                         211,232             211,124
    Construction work in progress                    47,146              33,519
                                            ----------------     ---------------
                                                  2,415,029           2,391,722
  Less - Accumulated depreciation                 1,093,278           1,082,081
                                            ----------------     ---------------
                                                  1,321,751           1,309,641
                                            ----------------     ---------------
Current Assets
    Cash                                              3,229               4,670
    Accounts receivable                              29,933              32,916
    Materials and supplies, at average cost          33,025              33,006
    Fuel inventory, at LIFO cost                     18,708              16,441
    Accumulated deferred income taxes                 9,228              11,789
    Prepayments and other                             4,984               2,881
                                            ----------------     ---------------
                                                     99,107             101,703
                                            ----------------     ---------------

Deferred Charges and Other Assets                    76,808              71,384
                                            ----------------     ---------------
                                                $ 1,497,666         $ 1,482,728
                                            ================     ===============






   The accompanying notes to consolidated financial statements as they relate to PSO are an integral part of these statements.

PSO
Consolidated Balance Sheets
Public Service Company of Oklahoma
--------------------------------------------------------------------------------

                                                      June 30,              December 31,
                                                        1999                   1998
                                                     (unaudited)             (audited)
                                                     ------------           ------------
                                                                 (thousands)

CAPITALIZATION AND LIABILITIES
Capitalization
    Common stock:   $15 par value
        Authorized:   11,000,000 shares
        Issued 10,482,000 shares
           and outstanding 9,013,000 shares             $157,230               $157,230
    Paid-in capital                                      180,000                180,000
    Retained earnings                                    131,583                144,626
                                                     ------------           ------------
                                                         468,813     51%        481,856    51%
                                                     ------------   -----   ------------ ------

    Preferred stock                                        5,286      1%          5,287    --%
    PSO-obligated, mandatorily redeemable preferred
        securities of subsidiary trust holding solely
        Junior Subordinated Debentures of PSO             75,000      8%         75,000     8%
    Long-term debt                                       374,224     40%        384,064    41%
                                                     ------------   -----   ------------ ------
          Total Capitalization                           923,323    100%        946,207   100%
                                                     ------------   -----   ------------ ------

Current Liabilities
    Long-term debt due within twelve months               10,000                     --
    Advances from affiliates                              53,273                 15,892
    Payables to affiliates                                28,846                 33,489
    Accounts payable                                      49,909                 52,888
    Customer deposits                                     17,265                 17,368
    Accrued taxes                                         15,621                 23,095
    Accrued interest                                       7,427                  7,606
    Over-recovered fuel costs                             14,988                 15,240
    Other                                                  7,756                  6,599
                                                     ------------           ------------
                                                         205,085                172,177
                                                     ------------           ------------
Deferred Credits
    Accumulated deferred income taxes                    279,521                277,181
    Investment tax credits                                38,469                 39,365
    Income tax related regulatory liabilities, net        34,497                 35,818
    Other                                                 16,771                 11,980
                                                     ------------           ------------
                                                         369,258                364,344
                                                     ------------           ------------
                                                     $ 1,497,666             $1,482,728
                                                     ============           ============





   The accompanying notes to consolidated financial statements as they relate to PSO are an integral part of these statements.

PSO
Consolidated Statements of Cash Flows (unaudited)
Public Service Company of Oklahoma
--------------------------------------------------------------------------------
                                                           Six Months Ended
                                                               June 30,
                                                      --------------------------
                                                         1999           1998
                                                      ----------       ---------
                                                              (thousands)

OPERATING ACTIVITIES
    Net Income                                         $ 17,062        $ 23,217
    Non-cash Items Included in Net Income
        Depreciation and amortization                    37,488          37,698
        Deferred income taxes and investment tax credit   2,684          10,592
    Changes in Assets and Liabilities
        Accounts receivable                               2,983         (10,763)
        Fuels inventory                                  (2,267)         (3,535)
        Prepayments and other                            (2,103)          1,742
        Equity and other investments                     (4,831)         (1,741)
        Accounts payable                                 (3,924)         (1,572)
        Payables to affiliates                           (4,643)         (4,378)
        Accrued taxes                                    (7,474)           (292)
        Other deferred credits                            4,791             272
        Other                                               197           2,864
                                                      ----------       ---------
                                                         39,963          54,104
                                                      ----------       ---------
INVESTING ACTIVITIES
    Construction expenditures                           (47,911)        (27,574)
    Other                                                  (768)         (3,074)
                                                      ----------       ---------
                                                        (48,679)        (30,648)

FINANCING ACTIVITIES
    Change in advances from affiliates                   37,381          (1,134)
    Payment of dividends                                (30,106)        (18,106)
                                                      ----------       ---------
                                                          7,275         (19,240)
                                                      ----------       ---------

Net Change in Cash and Cash Equivalents                  (1,441)          4,216
Cash and Cash Equivalents at Beginning of Year            4,670           2,171
                                                      ----------       ---------
Cash and Cash Equivalents at End of Period              $ 3,229         $ 6,387
                                                      ==========       =========

SUPPLEMENTARY INFORMATION
    Interest paid less amounts capitalized (includes
        distributions on Trust Preferred Securities)   $ 17,649        $ 19,348
                                                      ==========       =========
    Income taxes paid                                  $ 13,603         $ 7,524
                                                      ==========       =========



 The accompanying notes to consolidated financial statements as they relate to
                 PSO are an integral part of these statements.

PSO
PUBLIC SERVICE COMPANY OF OKLAHOMA
RESULTS OF OPERATIONS


COMPARISON OF THE QUARTERS ENDED JUNE 30, 1999 AND 1998


      PSO's net income for common stock for the second quarter of 1999 was $14.1 million, which was $4.2 million, or 23%, lower than the comparable period in 1998. The decrease resulted primarily from lower non-fuel related revenues and higher maintenance expenses, which were partially offset by lower interest charges.

      Electric operating revenues during the second quarter of 1999 were $178.7 million, which was $13.2 million, or 7%, lower than the comparable period in 1998. Non-fuel related revenues decreased $6.6 million due primarily to a 3% decrease in retail MWH sales attributable to milder weather in 1999. Fuel-related revenues decreased $6.6 million due to lower combined fuel expense and purchased power as discussed in the following paragraph.

      Fuel expense during the second quarter of 1999 was $64.9 million, which was $11.8 million, or 15%, lower than the comparable period in 1998. This decline was due primarily to an $11.6 million decrease in the recovery of deferred fuel costs resulting from a significant difference in fuel factors. Purchased power expense during the second quarter of 1999 was $16.1 million, which was $2.4 million, or 18%, higher than the comparable period in 1998 due primarily to an increase in firm contract purchases.

      Maintenance expense during the second quarter of 1999 was $12.7 million, which was $4.4 million, or 53%, higher than the comparable period in 1998 due primarily to higher production and distribution maintenance expenses. The increase in production maintenance expenses related primarily to scheduled power plant maintenance as well as the restart of a power plant generating unit and an unscheduled outage. The distribution maintenance expense increase resulted primarily from an increase in tree trimming activities in 1999.

      Income tax expense associated with utility operations during the second quarter of 1999 was $8.0 million, which was $2.2 million, or 22%, lower than the comparable period in 1998. This was the result of lower taxable income in the second quarter of 1999.

      Interest charges during the second quarter of 1999 were $9.2 million, which was $0.8 million, or 8%, lower than the comparable period in 1998. This decrease was due primarily to the reacquisition of $55 million of FMBs during the third quarter of 1998.


COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998


      PSO's net income for common stock for the six months ended June 30, 1999 was $17.0 million, which was $6.2 million, or 27%, lower than the comparable period in 1998. The decrease resulted primarily from lower non-fuel related revenues and higher maintenance expenses, which were offset in part by lower other operating expenses and interest charges.

      Electric operating revenues for the six months ended June 30, 1999 were $329.7 million, which was $13.5 million, or 4%, lower than the comparable period in 1998. Non-fuel related revenues decreased $3.7 million due primarily to a 4% decrease in residential MWH sales attributable to milder weather in 1999. Fuel related revenues decreased $9.9 million for the first six months of 1999 compared to 1998 due to lower combined fuel expense and purchased power as discussed in the following paragraph.

      Fuel expense for the six months ended June 30, 1999 was $126.8 million, which was $11.4 million, or 8%, lower than the comparable period in 1998. This decline resulted primarily from an $11.0 million decrease in the recovery of deferred fuel costs due to a significant difference in fuel factors. Purchased power expense for the six months ended June 30, 1999 was $30.2 million, which was $2.9 million, or 11%, higher than the comparable period in 1998 due primarily to an increase in firm contract purchases.

      Other operating expenses for the six months ended June 30, 1999 were $52.6 million, which was $2.8 million, or 5%, lower than the comparable period in 1998. This decrease was due primarily to lower transmission, customer accounting and administrative expenses. Transmission expenses declined due to the absence in 1999 of certain transmission wheeling charges. Customer accounting expenses were lower due to a decrease in bad debt charges. Administrative expenses declined as a result of lower employee related expenses.

      Maintenance expenses for the six months ended June 30, 1999 was $21.9 million, which was $6.0 million, or 38%, higher than the comparable period in 1998 due primarily to higher production and distribution maintenance expenses. The production maintenance increase was related to scheduled power plant maintenance as well as the restart of a power plant generating unit and an unscheduled outage. The distribution maintenance increase was due primarily to an increase in tree trimming activities in 1999.

      Income tax expense associated with utility operations for the six months ended June 30, 1999 was $9.2 million, which was $3.1 million, or 25%, lower than the comparable period in 1998 due primarily to lower taxable income in 1999.

      Interest charges for the six months ended June 30, 1999 were $18.3 million, which was $1.7 million, or 9%, lower than the comparable period in 1998. This decrease was due primarily to the reacquisition of $55 million of FMBs during the third quarter of 1998.

                                     SWEPCO


                       SOUTHWESTERN ELECTRIC POWER COMPANY


                        PART I. - FINANCIAL INFORMATION.

                          ITEM 1. FINANCIAL STATEMENTS.

SWEPCO
Consolidated Statements of Income (unaudited)
Southwestern Electric Power Company
--------------------------------------------------------------------------------
                                      Three Months Ended      Six Months Ended
                                            June 30,               June 30,
                                    ---------------------   -------------------
                                       1999        1998        1999      1998
                                    ----------  ---------   --------- ---------
                                                     (thousands)

Electric Operating Revenues         $ 242,888   $ 246,936   $ 439,952 $ 444,495
                                    ----------  ---------   --------- ---------
Operating Expenses and Taxes
    Fuel                               91,690      98,087     167,961   174,320
    Purchased power                    10,573      11,664      16,766    18,003
    Other operating                    32,890      33,228      63,071    64,322
    Maintenance                        22,018      13,160      34,262    23,429
    Depreciation and amortization      25,319      24,826      51,524    49,629
    Taxes, other than income           15,791      15,558      31,584    29,080
    Income taxes                        9,120      11,087      12,928    17,253
                                    ----------  ---------   --------- ---------
                                      207,401     207,610     378,096   376,036
                                    ----------  ---------   --------- ---------

Operating Income                       35,487      39,326      61,856    68,459
                                    ----------  ---------   --------- ---------
Other Income and (Deductions)
    Allowance for equity funds used
        during construction                (5)         44          42       706
    Other                                (459)        197        (913)     (102)
    Non-operating income taxes            973         343       1,656     1,212
                                    ----------  ---------   --------- ---------
                                          509         584         785     1,816
                                    ----------  ---------   --------- ---------

Income Before Interest Charges         35,996      39,910      62,641    70,275
                                    ----------  ---------   --------- ---------
Interest Charges
    Interest on long-term debt          9,802       9,808      19,604    19,617
    Distributions on Trust Preferred
     Securities                         2,165       2,166       4,331     4,331
    Interest on short-term debt and
     other                              2,772       2,478       5,162     4,197
    Allowance for borrowed funds used
     during construction                 (372)       (437)       (739)     (697)
                                    ----------  ---------   --------- ---------
                                       14,367      14,015      28,358    27,448
                                    ----------  ---------   --------- ---------

Net Income                             21,629      25,895      34,283    42,827
   Less: Preferred stock dividends         57          57         115       591
   Loss on reacquired preferred stock      --        (856)         --      (855)
                                    ----------  ---------   --------- ---------
Net Income for Common Stock          $ 21,572    $ 24,982    $ 34,168  $ 41,381
                                    ==========  =========   ========= =========





 The accompanying notes to consolidated financial statements as they relate to
                SWEPCO are an integral part of these statements.

SWEPCO
Consolidated Balance Sheets
Southwestern Electric Power Company
--------------------------------------------------------------------------------
                                                   June 30,         December 31,
                                                     1999              1998
                                                  (unaudited)        (audited)
                                                  ------------      ------------
                                                            (thousands)
ASSETS

  Electric Utility Plant
    Production                                    $ 1,391,946        $1,397,924
    Transmission                                      477,668           474,035
    Distribution                                      933,433           916,293
    General                                           330,468           321,136
    Construction work in progress                      50,062            48,523
                                                  ------------      ------------
                                                    3,183,577         3,157,911
  Less - Accumulated depreciation                   1,350,847         1,317,057
                                                  ------------      ------------
                                                    1,832,730         1,840,854
                                                  ------------      ------------
Current Assets
    Cash                                                3,783             4,444
    Accounts receivable                                59,620            40,430
    Materials and supplies, at average cost            25,275            25,135
    Fuel inventory, at average cost                    60,785            40,238
    Accumulated deferred income taxes                   2,773             4,869
    Prepayments and other                              16,242            16,651
                                                  ------------      ------------
                                                      168,478           131,767
                                                  ------------      ------------

Deferred Charges and Other Assets                     115,177           113,701
                                                  ------------      ------------
                                                  $ 2,116,385        $2,086,322
                                                  ============      ============









   The accompanying notes to consolidated financial statements as they relate to SWEPCO are an integral part of these statements.

SWEPCO
Consolidated Balance Sheets
Southwestern Electric Power Company
--------------------------------------------------------------------------------

                                                     June 30,              December 31,
                                                       1999                   1998
                                                    (unaudited)            (audited)
                                                    -----------            -----------
                                                                 (thousands)

CAPITALIZATION AND LIABILITIES
Capitalization
    Common stock:  $18 par value
        Authorized:  7,600,000 shares
        Issued and outstanding:  7,536,640 shares    $ 135,660              $ 135,660
    Paid-in capital                                    245,000                245,000
    Retained earnings                                  280,760                300,592
                                                    -----------            -----------
        Total Common Stock Equity                      661,420      52%       681,252   51%
                                                    -----------  -------   ----------- -----

    Preferred stock                                      4,706      --%         4,707   --%
    SWEPCO-obligated, mandatorily redeemable preferred
        securities of subsidiary trust holding solely
       Junior Subordinated Debentures of SWEPCO        110,000       9%       110,000    8%
    Long-term debt                                     496,104      39%       543,741   41%
                                                    -----------  -------   ----------- -----
          Total Capitalization                       1,272,230     100%     1,339,700  100%
                                                    -----------  -------   ----------- -----

Current Liabilities
    Long-term debt due within twelve months             89,959                 43,932
    Advances from affiliates                            87,354                 40,705
    Accounts payable                                    71,680                 73,507
    Payables to affiliates                              31,205                 37,795
    Customer deposits                                   13,777                 13,316
    Accrued taxes                                       40,803                 23,189
    Accrued interest                                    14,218                 14,275
    Over-recovered fuel costs                            5,797                  5,378
    Other                                               13,126                 12,538
                                                    -----------            -----------
                                                       367,919                264,635
                                                    -----------            -----------
Deferred Credits
    Accumulated deferred income taxes                  391,961                398,664
    Investment tax credits                              59,931                 62,213
    Income tax related regulatory liabilities, net       2,848                  4,931
    Other                                               21,496                 16,179
                                                    -----------            -----------
                                                       476,236                481,987
                                                    -----------            -----------
                                                    $2,116,385             $ 2,086,322
                                                    ===========            ===========








   The accompanying notes to consolidated financial statements as they relate to SWEPCO are an integral part of these statements.

SWEPCO
Consolidated Statements of Cash Flows (unaudited)
Southwestern Electric Power Company
--------------------------------------------------------------------------------
                                                             Six Months Ended
                                                                 June 30,
                                                        ------------------------
                                                           1999           1998
                                                        ---------      ---------
                                                               (thousands)

OPERATING ACTIVITIES
    Net Income                                          $ 34,283       $ 42,827
    Non-cash Items Included in Net Income
        Depreciation and amortization                     54,337         52,156
        Deferred income taxes and investment tax credits  (8,972)        (3,163)
    Changes in Assets and Liabilities
        Accounts receivable                              (19,190)        (5,561)
        Fuel inventory                                   (20,547)       (11,160)
        Accounts payable                                  (1,413)       (10,201)
        Payables to affiliates                            (6,590)        (1,620)
        Accrued taxes                                     17,614         17,248
        Other deferred credits                             5,317          1,412
        Other                                                186         (4,625)
                                                        ---------      ---------
                                                          55,025         77,313
                                                        ---------      ---------
INVESTING ACTIVITIES
    Construction expenditures                            (45,250)       (41,869)
    Other                                                 (1,335)        (2,466)
                                                        ---------      ---------
                                                         (46,585)       (44,335)
                                                        ---------      ---------
FINANCING ACTIVITIES
    Redemption of preferred stock                             (1)       (27,988)
    Retirement of long-term debt                          (1,635)        (1,079)
    Change in advances from affiliates                    46,649         35,047
    Payment of dividends                                 (54,114)       (29,067)
                                                        ---------      ---------
                                                          (9,101)       (23,087)
                                                        ---------      ---------

Net Change in Cash and Cash Equivalents                     (661)         9,891
Cash and Cash Equivalents at Beginning of Year             4,444          2,298
                                                        ---------      ---------
Cash and Cash Equivalents at End of Period               $ 3,783       $ 12,189
                                                        =========      =========
SUPPLEMENTARY INFORMATION
    Interest paid less amounts capitalized (includes
      distributions on Trust Preferred Securities)      $ 26,152       $ 25,660
                                                        =========      =========
    Income taxes paid                                   $ 18,031       $ 16,781
                                                        =========      =========




  The accompanying notes to consolidated financial statements as they relate to
                SWEPCO are an integral part of these statements.

SOUTHWESTERN ELECTRIC POWER COMPANY
RESULTS OF OPERATIONS


COMPARISON OF THE QUARTERS ENDED JUNE 30, 1999 AND 1998


      SWEPCO's net income for common stock for the second quarter of 1999 was $21.6 million, which was $3.4 million, or 14%, lower than the comparable period in 1998. The decrease resulted primarily from decreased non-fuel related revenues and increased maintenance expenses.

      Electric operating revenues for the second quarter of 1999 were $242.9 million, which was $4 million, or 2%, lower than the comparable period in 1998. The decrease resulted from lower fuel related revenues of $4.8 million due to lower combined fuel expense and purchased power as discussed in the following paragraph, and decreased non-fuel related revenues of $2.8 million. Non-fuel related revenues were affected by a 4% decrease in retail MWH sales due primarily to decreased weather related customer demand. These reductions were partially offset by a provision for rate refund of $3.6 million recorded in the second quarter of 1998. The provision for rate refund resulted from the annual determination of cost of service formula rates for SWEPCO's wholesale customers.

      Fuel and purchased power expense decreased for the second quarter of 1999 compared to the same period in 1998. Fuel expense decreased $6.4 million, or 7%, due primarily to a decrease in average unit fuel costs. Average unit fuel costs declined from $1.83 per MMbtu in 1998 to $1.70 per MMbtu in 1999 due to lower spot market natural gas and coal prices. Purchased power expenses for the second quarter of 1999 decreased $1.1 million, or 9%, compared to the same period in 1998 due primarily to a decrease in economy energy purchases.

      Maintenance expenses increased during the second quarter of 1999 to $22.0 million, which was $8.9 million, or 67%, higher than the comparable period in 1998. The increase in maintenance expense resulted from increased power station maintenance, tree trimming and overhead lines maintenance.

      Income tax expenses associated with utility operations during the second quarter of 1999 were $9.1 million, which was $2 million, or 18%, lower than the comparable period in 1998 due to lower taxable income for the second quarter of 1999.


COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998


      SWEPCO's net income for common stock for the six months ended June 30, 1999 was $34.2 million, which was $7.2 million, or 17%, lower than the comparable period in 1998. This decrease resulted primarily from decreased non-fuel related revenues and increased maintenance expenses.

      Electric operating revenues for the six months ended June 30, 1999 were $440.0 million, which was $4.5 million, or 1%, lower than the comparable period in 1998. This decrease was due primarily to decreased fuel revenues of $5.4 million due to lower combined fuel expense and purchased power as discussed in the following paragraph, and decreased non-fuel related revenues of $2.7 million. Non-fuel related revenues were affected by a 3% decrease in retail MWH sales due primarily to decreased weather-related customer demand. These reductions were partially offset by a provision for a rate refund of $3.6 million recorded in the second quarter of 1998. The provision for rate refund resulted from the annual determination of cost of service formula rates for SWEPCO's wholesale customers.

      Fuel and purchased power expense decreased for the six months ended June 30, 1999 when compared to the same period in 1998. Fuel expense decreased $6.4 million, or 4%, due primarily to a decrease in average unit fuel costs from $1.70 per MMbtu in 1998 to $1.66 per MMbtu in 1999, partially offset by increased natural gas generation. The change in average unit fuel costs resulted lower spot market natural gas and coal prices. Purchased power expenses for the six months ended June 30, 1999 decreased $1.2 million, or 7%, compared to the same period of 1998 due primarily to a decrease in economy energy purchases.

      Maintenance expenses for the six months ended June 30, 1999 were $34.3 million, which was $10.8 million, or 46%, higher than the comparable period in 1998. This was due to increased power station maintenance, increased tree-trimming maintenance and increased overhead lines maintenance.

      Taxes, other than income for the six-month period ended June 30, 1999, were $31.6 million, an increase of $2.5 million, or 9%, over the comparable period in 1998. This increase was due to increased ad valorem taxes based upon projected increases in property values and increased state franchise taxes. Income tax expenses for the six months ended June 30, 1999 were $12.9 million, which is $4.3 million, or 25%, lower than the comparable period of 1998, as a result of lower taxable income.

                                       WTU



                          WEST TEXAS UTILITIES COMPANY


                        PART I. - FINANCIAL INFORMATION.

                          ITEM 1. FINANCIAL STATEMENTS.

WTU
Statements of Income (unaudited)
West Texas Utilities Company
--------------------------------------------------------------------------------

                                          Three Months Ended       Six Months Ended
                                                June 30,                June 30,
                                        ----------------------   ---------------------
                                           1999        1998        1999        1998
                                        ----------   ---------   ---------   ---------
                                                          (thousands)

Electric Operating Revenues             $ 107,782    $104,353    $188,834    $188,301
                                        ----------   ---------   ---------   ---------
Operating Expenses and Taxes
    Fuel                                   29,208      31,454      52,343      56,684
    Purchased power                        12,474      12,754      20,768      20,663
    Other operating                        20,039      20,474      40,172      42,861
    Maintenance                             6,282       3,720      10,460       6,906
    Depreciation and amortization          10,850      10,719      21,624      21,389
    Taxes, other than income                7,097       6,626      14,585      12,180
    Income taxes                            5,259       4,137       5,012       5,081
                                        ----------   ---------   ---------   ---------
                                           91,209      89,884     164,964     165,764
                                        ----------   ---------   ---------   ---------
Operating Income                           16,573      14,469      23,870      22,537
                                        ----------   ---------   ---------   ---------
Other Income and (Deductions)

    Allowance for equity funds used
        during construction                    --          97          96         229
    Other                                    (152)        719        (350)      1,498
    Non-operating income taxes                207         (68)        426          23
                                        ----------   ---------   ---------   ---------
                                               55         748         172       1,750
                                        ----------   ---------   ---------   ---------
Income Before Interest Charges             16,628      15,217      24,042      24,287
                                        ----------   ---------   ---------   ---------
Interest Charges
    Interest on long-term debt              5,088       5,088      10,176      10,176
    Interest on short-term debt and other   1,369       1,085       2,531       2,088
    Allowance for borrowed funds used
        during construction                  (157)       (177)       (300)       (288)
                                        ----------   ---------   ---------   ---------
                                            6,300       5,996      12,407      11,976
                                        ----------   ---------   ---------   ---------

Net Income                                 10,328       9,221      11,635      12,311
    Less: Preferred stock dividends            26          26          52          52
                                        ----------   ---------   ---------   ---------
Net Income for Common Stock              $ 10,302     $ 9,195    $ 11,583    $ 12,259
                                        ==========   =========   =========   =========





      The accompanying notes to financial statements as they relate to WTU are an integral part of these statements.

WTU
Balance Sheets
West Texas Utilities Company
--------------------------------------------------------------------------------

                                                     June 30,      December 31,
                                                       1999            1998
                                                    (unaudited)     (audited)
                                                    ------------   -------------
                                                             (thousands)
ASSETS

  Electric Utility Plant
    Production                                        $ 426,209       $ 429,896
    Transmission                                        215,965         213,630
    Distribution                                        390,144         382,373
    General                                             112,335         108,878
    Construction work in progress                        20,095          11,805
                                                    ------------   -------------
                                                      1,164,748       1,146,582
  Less - Accumulated depreciation                       483,047         473,503
                                                    ------------   -------------
                                                        681,701         673,079
                                                    ------------   -------------
Current Assets
    Cash                                                  8,397           2,093
    Accounts receivable                                  22,109          31,689
    Materials and supplies, at average cost              14,077          14,191
    Fuel inventory, at LIFO cost                         14,022          13,186
    Accumulated deferred income taxes                        --             366
    Under-recovered fuel costs                            5,022           3,980
    Prepayments and other                                 7,734           5,988
                                                    ------------   -------------
                                                         71,361          71,493
                                                    ------------   -------------
Deferred Charges and Other Assets
    Deferred Oklaunion costs                             13,046          14,910
    Other                                                58,566          60,330
                                                    ------------   -------------
                                                         71,612          75,240
                                                    ------------   -------------
                                                      $ 824,674       $ 819,812
                                                    ============   =============







      The accompanying notes to financial statements as they relate to WTU are an integral part of these statements.

WTU
Balance Sheets
West Texas Utilities Company
--------------------------------------------------------------------------------

                                                   June 30,            December 31,
                                                     1999                 1998
                                                  (unaudited)          (audited)
                                                  ------------         ----------
                                                              (thousands)

CAPITALIZATION AND LIABILITIES

Capitalization
    Common stock:   $25 par value
        Authorized:  7,800,000 shares
        Issued and outstanding:  5,488,560 shares   $ 137,214          $ 137,214
    Paid-in capital                                     2,236              2,236
    Retained earnings                                 114,772            117,189
                                                  ------------         ----------
                                                      254,222     49%    256,639       46%
                                                  ------------ ------- ----------   -------

    Preferred stock                                     2,482     --%      2,482       --%
    Long-term debt                                    263,603     51%    303,519       54%
                                                  ------------ ------- ----------   -------
          Total Capitalization                        520,307    100%    562,640      100%
                                                  ------------ ------- ----------   -------

Current Liabilities
     Long-term debt due within twelve months           40,000                 --
     Advances from affiliates                           9,109              4,573
     Payables to affiliates                            18,893             19,917
     Accounts payable                                  36,981             31,473
     Accrued taxes                                      8,842             10,031
     Accumulated deferred income taxes                     17                 --
     Accrued interest                                   4,230              4,125
     Other                                              3,713              3,797
                                                  ------------         ----------
                                                      121,785             73,916
                                                  ------------         ----------
Deferred Credits
    Accumulated deferred income taxes                 141,057            140,731
    Investment tax credits                             25,960             26,597
    Income tax related regulatory liabilities, net     11,433             12,088
    Other                                               4,132              3,840
                                                  ------------         ----------
                                                      182,582            183,256
                                                  ------------         ----------
                                                    $ 824,674          $ 819,812
                                                  ============         ==========







      The accompanying notes to financial statements as they relate to WTU are an integral part of these statements.

WTU
Statements of Cash Flows (unaudited)
West Texas Utilities Company
--------------------------------------------------------------------------------
                                                             Six Months Ended
                                                                 June 30,
                                                            --------------------
                                                             1999       1998
                                                            ---------  ---------
                                                                (thousands)

OPERATING ACTIVITIES
    Net Income                                              $ 11,635   $ 12,311
    Non-cash Items Included in Net Income
        Depreciation and amortization                         22,086     21,919
        Deferred income taxes and investment tax credits        (583)    (4,484)
    Changes in Assets and Liabilities
        Accounts receivable                                    9,580    (13,180)
        Accounts payable                                       5,459      5,452
        Payables to affiliates                                (1,024)    (8,427)
        Accrued taxes                                         (1,189)     1,643
        Fuel recovery                                         (1,042)      (244)
        Other                                                 (1,280)       757
                                                            ---------  ---------
                                                              43,642     15,747
                                                            ---------  ---------
INVESTING ACTIVITIES
    Construction expenditures                                (25,226)   (22,864)
    Other                                                     (2,596)    (3,029)
                                                            ---------  ---------
                                                             (27,822)   (25,893)
                                                            ---------  ---------
FINANCING ACTIVITIES
    Payment of dividends                                     (14,052)    (8,052)
    Change in advances from affiliates                         4,536      1,690
                                                            ---------  ---------
                                                              (9,516)    (6,362)
                                                            ---------  ---------

Net Change in Cash and Cash Equivalents                        6,304    (16,508)
Cash and Cash Equivalents at Beginning of Year                 2,093     20,613
                                                            ---------  ---------
Cash and Cash Equivalents at End of Period                   $ 8,397    $ 4,105
                                                            =========  =========
SUPPLEMENTARY INFORMATION

    Interest paid less amounts capitalized                   $ 9,022    $ 8,714
                                                            =========  =========
    Income taxes paid                                        $ 4,589    $ 5,540
                                                            =========  =========





        The accompanying notes to financial statements as they relate to WTU are an integral part of these statements.

WEST TEXAS UTILITIES COMPANY
RESULTS OF OPERATIONS


COMPARISON OF THE QUARTERS ENDED JUNE 30, 1999 AND 1998


      WTU's net income for common stock for the second quarter in 1999 was $10.3 million, which was $1.1 million, or 12%, higher than the comparable period in 1998. The increase was due primarily to increased electric operating revenues as a result of higher off-system sales, partially offset by increases in maintenance expense and income taxes.

      Electric operating revenues during the second quarter were $107.8 million, which was $3.4 million, or 3%, higher than the comparable period in 1998. The increase during the quarter was a result of higher off-system sales. The increase was offset by a decline in residential sales as a result of milder weather conditions and a decline in industrial sales due primarily to curtailed oilfield-related activity.

      Fuel expense during the second quarter of 1999 was $29.2 million, which was $2.2 million, or 7%, lower than the comparable period in 1998, due primarily to a change in the fuel mix. Generation shifted from more expensive gas generation to less expensive coal generation.

      Maintenance expense during the second quarter of 1999 was $6.3 million, which was $2.6 million, or 69%, higher than the comparable period in 1998, due to regularly scheduled generating plant maintenance, overhead lines maintenance and an unscheduled generating plant outage.

      Income tax expense associated with utility operations during the second quarter of 1999 was $5.3 million, which was $1.1 million, or 27%, higher than the comparable period in 1998, due to higher taxable income for the second quarter of 1999.

      Other income and deductions decreased 93% in the second quarter of 1999, or $0.7 million. compared to the second quarter of 1998 partly due to a $0.4 million loss on disposition of property. Interest income also declined $0.3 million due to a decline in the balance of under-recovered fuel costs.


COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998


      WTU's net income for common stock for the six months ended June 30, 1999 was $11.6 million, which was $0.7 million, or 6%, lower than the comparable period in 1998. The decrease resulted primarily from increased maintenance expenses, interest expenses, and taxes, other than income as well as a reduction in the amount of other income and deductions partially offset by a reduction of other operating expense.

      Electric operating revenues for the six months ended June 30, 1999 were $188.8 million, which was $0.5 million higher than the comparable period in 1998. The increase resulted primarily from higher sales to wholesale customers. The increase was offset by a decline in residential sales as a result of milder weather conditions and a decline in industrial sales that occurred due primarily to curtailed oilfield-related activity.

      Fuel expense for the six months ended June 30, 1999 decreased $4.3 million, or 8%, from the comparable period in 1998. WTU's average unit fuel costs declined from $1.89 per MMbtu in 1998 to $1.80 per MMbtu in 1999 as a result of a decline in the spot market price of natural gas.

      Other operating expenses for the six months ended June 30, 1999 were $40.2 million, which was $2.7 million, or 6%, lower than the comparable period in 1998. The decrease was due to lower transmission expenses (See NOTE 2 LITIGATION AND REGULATORY PROCEEDINGS - CPL and WTU complaint Versus Texas Utilities Electric Company - Docket 17285) and administrative expenses.

      Maintenance expenses for the six months ended June 30, 1999 were $10.5 million, which was $3.6 million, or 51%, higher than the comparable period in 1998. The increase was the result of scheduled generating plant maintenance activities, overhead lines maintenance activities and an unscheduled generating plant outage.

      Taxes, other than income, for the six months ended June 30, 1999 were $14.6 million, which was $2.4 million, or 20%, higher than the comparable period in 1998, due to increased ad valorem taxes based on higher assessed property values and higher state franchise taxes.

      Other income and deductions for the six months ended June 30, 1999 decreased $1.6 million from the comparable period in 1998. The decrease is the result of a $0.6 million in interest income associated with the outstanding balance of under-recovered fuel costs. In addition, there was a decline of $0.6 million in income from merchandise operations and a $0.4 million loss on disposition of property.

      Interest expense for the six months ended June 30, 1999 was $12.4 million, which was $0.4 million, or 4%, higher than the comparable period in 1998. The increase in interest expense was associated with higher levels of short-term debt.

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

NOTE 8.  LONG-TERM DEBT                      CSW, CPL, PSO

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.     PRINCIPLES OF PREPARATION

       General
      The condensed financial statements of the Registrants have been prepared by each Registrant pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although each Registrant believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes included in the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 1998 and the Registrants' Combined Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

      The unaudited financial information reflects all adjustments of a normal recurring nature which are, in the opinion of management of each Registrant, necessary for a fair statement of the results of operations for the interim periods. Information for quarterly periods is affected by seasonal variations in sales, rate changes, timing of fuel expense recovery and other factors.

      CPL Nuclear Decommissioning of STP
      At the end of STP's service life, decommissioning is expected to be accomplished using the decontamination method, which is one of the techniques accepted by the NRC. Using this method, the decontamination activities occur as soon as possible after the end of plant operations. Contaminated equipment is cleaned and removed to a permanent disposal location, and the site is generally returned to its original condition.

      CPL's decommissioning costs are accrued and paid to an external trust over the expected service life of the STP units. The existing NRC operating licenses permit the operation of STP Unit 1 until 2027 and Unit 2 until 2028. CPL pays its decommissioning costs on an annual level cost based on the estimated future cost to decommission STP, including escalation for expected inflation to the expected time of decommissioning net of expected earnings on the trust fund.

      CPL estimates its portion of the costs of decommissioning STP to be $289 million in 1999 dollars based on a study completed this year. CPL is accruing and recovering decommissioning costs through rates based on the service life of STP at a rate of $8.2 million per year. The funds are deposited with a trustee under the terms of an irrevocable trust and are reflected in CPL's consolidated balance sheets as Nuclear decommissioning trust with a corresponding amount accrued in Accumulated Depreciation. On CSW's consolidated balance sheets the irrevocable trust is included in Deferred Charges and Other Assets, Other, with a corresponding amount accrued in Accumulated Depreciation. In CSW's and CPL's consolidated statements of income, the income related to the irrevocable trust is recorded in Other Income and Deductions, Other. In CPL's consolidated statements of income the interest expense related to the irrevocable trust is recorded in Interest Charges, Interest on short-term debt and other. In CSW's consolidated statements of income the interest expense related to the irrevocable trust is recorded in Interest and Other Charges, Interest on Short-term Debt and Other. On June 30, 1999, the nuclear trust balance was $76.2 million.

      Foreign Currency Translation
      The financial statements of SEEBOARD U.S.A., which are included in CSW's consolidated financial statements, have been translated from British pounds to U.S. dollars in accordance with SFAS No. 52. All balance sheet accounts are translated at the exchange rate at the end of the period, and all income statement items are translated at the average exchange rate for the applicable period. All the resulting translation adjustments are recorded directly to Accumulated other comprehensive income on CSW's Consolidated Balance Sheets. Cash flow statement items are translated at a combination of average, historical and current exchange rates. The non-cash impact of the changes in exchange rates on cash and cash equivalents, resulting from the translation of items at the different exchange rates, is shown on CSW's Consolidated Statements of Cash Flows in Effect of exchange rate changes on cash and cash equivalents.

      One British pound equals the following U.S. Dollar amounts:

                                         1999            1998
                                     -------------   --------------
            At June 30                  $1.58            $1.67

            Average for 3 months
              ended June 30             $1.60            $1.65

            Average for 6 months
              ended June 30             $1.61            $1.65

      See NOTE 7. SOUTH AMERICAN INVESTMENTS for information regarding CSW's investments in Brazil.

      Risk Management
      CSW has, at times, been exposed to currency and interest rate risks which reflect the floating exchange rate that exists between the U.S. dollar and the British pound. CSW utilizes certain risk management tools, including cross currency swaps, foreign currency futures and foreign currency options, to manage adverse changes in exchange rates and to facilitate financing transactions resulting from CSW's acquisition of SEEBOARD.

      SEEBOARD has entered into contracts for differences to reduce exposure to fluctuations in the price of electricity purchased from the United Kingdom's electricity power pool. This pool was established upon privatization of the United Kingdom's electric industry for the bulk trading of electricity between generators and suppliers.

      CSW also utilizes a variety of other derivative instruments including swaps, forwards and options.

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

2.    LITIGATION AND REGULATORY PROCEEDINGS

      See the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 1998 and the Registrants' Combined Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 for additional discussion of litigation and regulatory proceedings. Reference is also made to NOTE 3. COMMITMENTS AND CONTINGENT LIABILITIES and ITEM 2. MD&A - RATES AND REGULATORY MATTERS, CPL Rate Review - Docket No. 14965 for additional discussion of litigation and regulatory matters.

      Texas Legislation
      In June 1999, legislation was enacted that will ultimately restructure the electric utility industry in Texas. The new law gives Texas customers of investor-owned utilities the opportunity to choose their electric provider beginning on January 1, 2002. CSW is currently analyzing the impact of the Texas electric utility industry restructuring legislation and expects to complete its analysis of the legislation during the third quarter of 1999. The Texas Commission has established numerous task forces, including representatives from CPL, SWEPCO and WTU, to address various issues associated with the restructuring legislation and to provide further guidance regarding implementation of the restructuring. Based on the overall framework and objective of the legislation regarding recovery of stranded costs and regulatory assets, no adjustments to earnings were recorded in the second quarter of 1999 and no significant adjustments to earnings are anticipated.

      The foregoing discussion constitutes forward-looking information within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information. See FORWARD -LOOKING INFORMATION.

      Also see ITEM 2. MD&A - RECENT DEVELOPMENTS AND TRENDS, Texas for additional information on legislation.

      CPL Rate Review - Docket No. 14965
      In November 1995, CPL filed with the Texas Commission a request to increase its retail base rates by $71 million. On October 16, 1997, the Texas Commission issued the CPL 1997 Final Order. The CPL 1997 Final Order lowered the annual retail base rates of CPL by approximately $19 million, or 2.5%, from CPL's rate level existing prior to May 1996. The Texas Commission also included a "glide path" rate reduction methodology in the CPL 1997 Final Order pursuant to which CPL's annual rates would be reduced by $13 million on May 1, 1998 with an additional reduction on $13 million on May 1, 1999.

      CPL filed an appeal of the CPL 1997 Final Order to the State District Court of Travis County to challenge the resolution of several issues in the rate case. The primary issues include: (i) the classification of $800 million of invested capital in STP as ECOM which was assigned a lower return on equity than non-ECOM property; (ii) the Texas Commission's application of the "glide path" rate reduction methodology applied on May 1, 1998 and May 1, 1999; and (iii) the $18 million of disallowed affiliate expenses from CSW Services. As part of the appeal, CPL sought a temporary injunction to prohibit the Texas Commission from implementing the "glide path" rate reduction methodology. The court denied the temporary injunction, and the "glide path" rate reductions were implemented in May 1998 and May 1999. Hearings on the appeal were held during the third quarter of 1998, and a judgment was issued in February 1999 affirming the Texas Commission order, except for a consolidated tax issue in the amount of $6 million, which was remanded to the Texas Commission. Although CPL filed an appeal of this most recent order to the Court of Appeals, management is unable to predict how the final resolution of these issues will ultimately affect CSW's and CPL's results of operations and financial condition. On May 4, 1999, AEP and CSW announced that they had reached a stipulated agreement with the general counsel of the Texas Commission and other intervenors in the state of Texas related to the AEP/CSW merger case. If the stipulated agreement is approved by the Texas Commission, and the AEP Merger is ultimately consummated, CSW will withdraw its appeal with respect to the "glide path" rate reduction methodology. See NOTE 5. PROPOSED AEP MERGER and ITEM 2. MD&A - PROPOSED AEP MERGER for additional information on the stipulated agreement.

      Also see ITEM 2. MD&A - RATES AND REGULATORY MATTERS, CPL Rate Review - Docket No. 14965 for a discussion of the CPL 1997 Final Order.

      CPL Fuel Proceeding
      On December 31, 1998, CPL filed with the Texas Commission an application to reconcile fuel costs and to request authority to carry the reconciled balance forward into the next reconciliation period. During the reconciliation period of July 1, 1995 through June 30, 1998, CPL incurred $828.5 million of eligible fuel and fuel-related expenses. The Texas jurisdictional allocation of such fuel and fuel-related expenses is $783.4 million.

      In addition to requesting reconciliation of its fuel and fuel-related expenses for the reconciliation period, CPL requested authority from the Texas Commission to recover the reward earned during the reconciliation period under the performance standard adopted in Docket No. 14965 for CPL's share of STP. In Docket No. 14965, the Texas Commission adopted a three-year average capacity factor of 83% performance standard for STP. During the reconciliation period, STP operated at a net capacity factor of 93.1%, resulting in a reward of $19.2 million.

      CPL proposed that it be authorized to recover the Texas portion of 50% of the reward by including 1/36th of this amount in Texas retail eligible fuel expense each month for the three-year period following the Texas Commission's order in this case. CPL further requested that it be authorized to apply the amounts of the reward recovered through Texas retail eligible fuel expense toward additional amortization of its STP deferred accounting regulatory asset. The remaining 50% of the reward would be "banked" to be used against potential future penalties or other disallowance of fuel costs. Hearings were held before an ALJ in June 1999. In July 1999, all parties reached a settlement in principle. The settlement includes a disallowance of $7.44 million and no STP performance standard going forward. CPL will recognize such amounts at the time Texas Commission approval is obtained. The settlement resolves all disputed issues. The settlement documents are expected to be executed in August 1999.

      CPL Municipal Franchise Fee Litigation
      In May 1996, the City of San Juan, Texas filed a class action in Hidalgo County, Texas District Court on behalf of all cities served by CPL alleging underpayment of municipal franchise fees. The plaintiffs' petition asserts various contract and tort claims against CPL and requests certain audit rights. Although the plaintiffs' pleading seeks unspecified damages and attorneys' fees; plaintiffs' attorneys have asserted in public statements that CPL's liability in this matter could exceed $100 million plus punitive damages. CPL filed a counterclaim for any overpayment of franchise fees it may have made as well as its attorneys' fees. CPL also filed a motion to transfer venue to Nueces County, Texas, and a plea to the jurisdiction and pleas in abatement asserting that the Texas Commission has primary jurisdiction over the claims. In May 1996 and December 1996, respectively, the Cities of Pharr, Texas and San Benito, Texas filed individual suits making claims virtually identical to those filed by the City of San Juan. In January 1997, CPL filed an original petition at the Texas Commission requesting the Texas Commission declare its jurisdiction over CPL's collection and payment of municipal franchise fees.

      In April 1997, the Texas Commission issued a declaratory order in which it declined to assert jurisdiction over the claims of the City of San Juan. CPL appealed the Texas Commission's decision to the Travis County, Texas District Court, which affirmed the Texas Commission ruling on February 19, 1999. After the Texas Commission's order, the Hidalgo County District Court overruled CPL's plea to the jurisdiction and plea in abatement. In July 1997, the Hidalgo County District Court entered an order certifying the case as a class action. CPL appealed this order to the Corpus Christi Court of Appeals. In February 1998, the Corpus Christi Court of Appeals affirmed the trial court's order certifying the class. CPL appealed the Corpus Christi Court of Appeals ruling to the Texas Supreme Court, which declined to hear the case. In August 1998, the Hidalgo County District Court ordered the case to mediation and suspended all proceedings pending the completion of the mediation. The mediation was completed in December 1998 without a resolution.

      On January 5, 1999, a class notice was mailed to each of the cities served by CPL. Over 90 of the 128 cities declined to participate in the lawsuit. However, CPL has pledged that if any final, non-appealable court decision in the litigation awards a judgement against CPL for underpayment of franchise fees, CPL will extend the principles of that decision to the cities that decline to participate in the litigation. The plaintiffs have filed a motion to extend the time for the cities to decide whether to participate in the lawsuit.

      Although CPL believes that it has substantial defenses to the cities' claims and intends to defend itself against the cities' claims and pursue its counterclaims vigorously, CPL currently cannot predict the outcome of the municipal franchise fee litigation or its ultimate impact on CPL's results of operations or financial position.

      CPL and WTU Complaint vs. Texas Utilities Electric Company (Docket No.
       17285)
      A joint complaint filed by CPL and WTU with the Texas Commission asserted that since January 1, 1997, Texas Utilities Electric Company had been effectively double charging for transmission service within ERCOT. A proposal for decision in February 1998 recommended approval of a CPL and WTU proposed reduction of $15.5 million annually of payments to Texas Utilities Electric Company. The Texas Commission approved the proposal in September 1998. Although Texas Utilities Electric Company has appealed the Texas Commission final order, it refunded $26.6 million to CPL and WTU in November 1998. Prior to the Texas Commission's September 1998 decision, the $15.5 million annual payment to Texas Utilities Electric Company had been allocated to the U.S. Electric Operating Companies. As a result of this order, the payment will continue to be recorded on CPL's and WTU's books as a reduction to ERCOT transmission expense with no future expenses on the books of PSO and SWEPCO.

      Transmission Coordination Agreement
      The transmission coordination agreement provides the means by which the U.S. Electric Operating Companies will operate, plan and maintain the four separate transmission systems as a single unit. The agreement also establishes a process for the U.S. Electric Operating Companies to allocate revenues received under open access transmission tariffs. In August 1998, the FERC accepted the transmission coordination agreement for filing, suspended it for a nominal period, and made it effective retroactive to January 1, 1997, subject to refund and investigation. In the fourth quarter of 1998, the U.S. Electric Operating Companies and supporting intervenor signatories filed an uncontested offer of settlement. The FERC issued an order on June 18, 1999, accepting the offer of settlement. The FERC further ordered that appropriate refunds be made to reflect the revised transmission coordination agreement. In the second quarter of 1999, the FERC also issued an order accepting the U.S. Electric Operating Companies' compliance filing of their open access transmission tariff. The FERC previously ordered the compliance filing to review the method by which certain open access transmission tariff customers were to be charged for transmission service. As a result of that order, the transmission coordination agreement's current process to allocate open access transmission tariff revenues required certain corrections to ensure that each U.S. Electric Operating Company will be allocated revenue in proportion to each company's respective revenue requirement for the service it provides under the revised open access transmission tariff. The U.S. Electric Operating Companies requested and received from the FERC a deferral to make refunds under the transmission coordination agreement until such time as the FERC issues an order accepting the revised transmission coordination agreement. Management believes that the revised transmission coordination agreement will not have a material effect on CSW's or the U.S. Electric Operating Companies' results of operations or financial condition.

      PSO PCB Cases
      PSO has been named a defendant in petitions filed in state court in Oklahoma in February and August 1996. The petitions allege that the plaintiffs suffered personal injury and fear future injury as a result of contamination by PCBs from a transformer malfunction that occurred in April 1982 at the Page Belcher Federal Building in Tulsa, Oklahoma. Each of the plaintiffs seeks actual and punitive damages in excess of $10,000. The first trial date has been set for September 1999. Other claims arising from this incident have been settled and the suits dismissed. Management believes that PSO has defenses to the remaining complaints and intends to defend the suits vigorously. Management believes that the remaining claims, excluding claims for punitive damages, are covered by insurance. Management also believes that the ultimate resolution of the remaining lawsuits will not have a material effect on CSW's or PSO's results of operations or financial condition.

      SWEPCO Fuel Proceeding
      In May 1997, SWEPCO filed with the Texas Commission an application to reconcile fuel costs and implement a 12-month surcharge of fuel cost under-recoveries. Because of the uncertainty as to when a surcharge may be implemented, SWEPCO did not propose a surcharge period or a total surcharge amount, which would include interest through the entire surcharge period. However, SWEPCO indicated that it had under-recovered Texas jurisdictional fuel costs of approximately $16.8 million, including interest through December 1996. Included in the $16.8 million balance are fuel related litigation expenses of $5.0 million and an interest return of $2.0 million on the unamortized balance of a fuel contract termination payment.

      On December 8, 1997, SWEPCO and the other parties to the proceedings before the Texas Commission filed a settlement on all issues except as to whether transmission equalization payments should be included in fuel or base revenues. The settlement resulted in a decrease of the under-recovered fuel costs, and the resulting surcharge recovery, by $6.0 million. The settlement also provides that SWEPCO's fuel and fuel-related expenses during the reconciliation period were reasonable and necessary and recoverable as fuel expense. Also, the settlement provides that SWEPCO's actions in litigating and renegotiating certain fuel contracts, together with the prices, terms and conditions of the renegotiated contracts were prudent.

      On April 8, 1998, the ALJ issued a proposal for decision regarding the only outstanding issue, recommending that SWEPCO be allowed to include transmission equalization expense in eligible fuel expense. On May 19, 1998, the Texas Commission reversed the ALJ and ordered an earnings reduction of approximately $1.8 million, recorded in the second quarter of 1998. On June 8, 1998, SWEPCO filed a motion for rehearing on the transmission equalization issue, which was denied through operation of law. After the Texas Commission's order on May 19, 1998, SWEPCO had still under-recovered its fuel and fuel related expenses. On July 1, 1998, the Texas Commission issued an order allowing SWEPCO to surcharge its Texas retail customers $6.9 million of under-recovered fuel and fuel related expenses and associated interest. The surcharge began in July 1998 and ended in June 1999. SWEPCO has filed an appeal regarding this matter in the State District Court of Travis County, Texas. Management is unable to predict the ultimate outcome of this litigation. However, SWEPCO has agreed to withdraw the appeal if the stipulated AEP merger settlement is approved by the Texas Commission and the merger is consummated. See AEP MERGER for additional information on the stipulated agreement.

      SWEPCO Lignite Mining Agreement Litigation
      SWEPCO and CLECO are each a 50% owner of Dolet Hills Power Station Unit 1 and jointly own lignite reserves in the Dolet Hills area of northwestern Louisiana. In 1982, SWEPCO and CLECO entered into a lignite mining agreement with the DHMV, a partnership for the mining and delivery of lignite from a portion of these reserves.

      On April 15, 1997, SWEPCO and CLECO sued DHMV and its partners in the United States District Court for the Western District of Louisiana seeking to enforce various obligations of DHMV to SWEPCO and CLECO under the lignite mining agreement, including provisions relating to the quality of the delivered lignite, pricing, and mine reclamation practices. On June 15, 1997, DHMV filed an answer denying the allegations in the suit and filed a counterclaim asserting various contract-related claims against SWEPCO and CLECO. SWEPCO and CLECO have denied the allegations contained in the counterclaims. On January 8, 1999, SWEPCO and CLECO amended the claims against DHMV in the lawsuit to include a request that the lignite mining agreement be terminated. This federal court suit is set for trial beginning in January 2000.

      SWEPCO intends to vigorously prosecute the claims against DHMV and defend against the counterclaims which DHMV has asserted. Although SWEPCO cannot predict the ultimate outcome of this matter, management believes that the resolution of this matter will not have a material effect on SWEPCO's results of operations or financial condition.

       WTU Fuel Reconciliation
      During the reconciliation period of July 1, 1994 through June 30, 1997, WTU incurred approximately $422 million in eligible fuel and fuel-related expenses to generate and purchase electricity. The Texas jurisdictional allocation of the fuel and fuel-related expenses was approximately $295 million. On December 31, 1997, WTU filed with the Texas Commission an application to reconcile fuel costs and carry the reconciled balance. WTU did not seek a surcharge of the reconciled balance.

      On June 11, 1998, WTU amended its application to reconcile fuel costs to remove a credit from the calculation of eligible fuel in the amount of $3 million related to transmission equalization payments. This amendment resulted from the Texas Commission's ruling concerning transmission equalization payments in the SWEPCO fuel reconciliation proceeding described above.

      On October 14, 1998, the general counsel of the Texas Commission and WTU agreed to a non-unanimous stipulation regarding WTU's eligible fuel and fuel-related expenses. On April 29, 1999, the Texas Commission issued a final order approving recovery of all eligible fuel and fuel-related expenses requested by WTU except for $70,000, or approximately 0.02%, of the amount requested.

      Regulatory Draft Price Proposal for SEEBOARD
      On August 12, 1999, OFGEM published its draft price proposals and results from its current United Kingdom electricity distribution review. OFGEM has recommended revenue reductions in SEEBOARD's distribution business. If adopted, these proposals would reduce net income for SEEBOARD in the year 2000 by $40 million to $50 million, and $60 million to $75 million on an annual basis, dependent upon the level of further cost reductions that can be achieved. CSW's net income from SEEBOARD USA, its United Kingdom business segment, was $107 million for the twelve months ended June 30, 1999. In addition, OFGEM has proposed the re-allocation of a further 13%, or $45 million of pre-tax costs out of SEEBOARD's distribution business into its supply business, the impact of which is expected to be broadly earnings neutral.

      SEEBOARD continues to analyze the draft recommendations and their potential effects on earnings and to seek a reduction in the severity of OFGEM's proposed recommendations. SEEBOARD is also currently analyzing future potential cost reductions that can partially mitigate the impact of these proposals. OFGEM is expected to finalize its recommendations in November 1999, which would take effect in April 2000 for five years. SEEBOARD cannot predict whether the draft price proposals ultimately will be adopted by OFGEM and, if they are adopted, the final form of the proposals.

       If OFGEM's draft price proposals for SEEBOARD ultimately were adopted without change, implementation of the price proposals would have a material adverse effect on the future results of operations of SEEBOARD USA and CSW. In addition, implementation of the price proposals as drafted could adversely affect the financial condition of SEEBOARD USA, but would not be expected to adversely affect the financial condition of CSW.


3.     COMMITMENTS AND CONTINGENT LIABILITIES

       PSO Guarantee of Numanco Obligations
       In April 1999, PSO received an order from the SEC authorizing an increase in its guarantee authority related to the outstanding debt of Numanco, a PSO business venture. PSO has guaranteed obligations for Numanco in the amount of $29 million.

      SWEPCO Henry W. Pirkey Power Plant
      In connection with the South Hallsville lignite-mining contract for its Henry W. Pirkey Power Plant, SWEPCO agreed, under certain conditions, to assume the obligations of the mining contractor. As of June 30, 1999, the amount SWEPCO may have to assume is approximately $68 million, which is the contractor's actual obligation outstanding at June 30, 1999.

      SWEPCO South Hallsville Lignite Mine
      As part of the process to receive a renewal of a Texas Railroad Commission permit for lignite mining at the South Hallsville lignite mine and expansion into the Marshall south lignite project area, SWEPCO agreed to guarantee the costs of mine reclamation up to $85 million in the event the work is not completed by the third party miner. At June 30, 1999, the cost to reclaim the mine is estimated to be approximately $36 million.

      SWEPCO Cajun Asset Purchase Proposal
      Cajun filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code on December 21, 1994 and is currently operating under the supervision of the United States Bankruptcy Court for the Middle District of Louisiana.

       Both SWEPCO and Louisiana Generating LLC raised their offers for Cajun's non-nuclear assets as the bankruptcy court confirmation hearings concluded on June 25, 1999. A ruling in the case is expected sometime after the July 30, 1999 deadline for final legal briefs.

       On June 22, 1999, SWEPCO increased its base bid to $990.5 million (from the previous bid of $940.5 million). On June 24, 1999, Louisiana Generating LLC raised its base bid to $995 million (from its previous bid of $960 million). Subsequently, on July 28, 1999, SWEPCO increased its base bid from $990.5 million to $1.0255 billion. The July 1999 SWEPCO Plan replaces all previous plans filed by SWEPCO. The SWEPCO and Louisiana Generating LLC bids have the same interest adjustment mechanism. Under the July 1999 SWEPCO Plan, a SWEPCO affiliate would acquire all the non-nuclear assets of Cajun. On July 30, 1999, Louisiana Generating LLC filed an objection to SWEPCO's latest bid, claiming that no further bids were permitted after the confirmation hearings concluded on June 25, 1999. In order to be confirmed by the bankruptcy court, a plan must meet more than a dozen specific criteria of the U.S. Bankruptcy Code. The trustee for the Cajun Electric estate, who formally sponsored the Louisiana Generating LLC bid for the past three years, withdrew as plan proponent on June 22, 1999.

      Consummation of the July 1999 SWEPCO Plan is conditioned upon confirmation by the bankruptcy court, and the receipt by SWEPCO and CSW of all requisite state and federal regulatory approvals in addition to their respective boards of directors approvals. If the July 1999 SWEPCO Plan is ultimately confirmed by the bankruptcy court, SWEPCO expects to finance the $1.0255 billion required to consummate the acquisition of Cajun's non-nuclear assets through a combination of external non-recourse borrowings and internally generated funds. There can be no assurance that the bankruptcy court will confirm the July 1999 SWEPCO Plan or, if it is confirmed, that federal and state regulators will approve it. As of June 30, 1999, SWEPCO had deferred $12.7 million in costs related to the Cajun acquisition on its consolidated balance sheet, which would be expensed if the July 1999 SWEPCO Plan is not ultimately successful.

      SWEPCO Biloxi, Mississippi MGP Site
      SWEPCO was notified by Mississippi Power in 1994 that it may be a PRP at a MGP site in Biloxi, Mississippi. Since then, SWEPCO has worked with Mississippi Power investigating the extent of contamination at the site. The sampling results indicate contamination at the property as well as the possible contamination of an adjacent property. After submitting a risk assessment, the MDEQ requested that a future residential exposure scenario be evaluated for comparison with commercial and industrial exposure scenarios. However, Mississippi Power and SWEPCO do not believe that cleanup to a residential scenario is appropriate since the site has been an industrial/commercial site for more than 100 years, and Mississippi Power plans to continue this type of usage. Mississippi Power and SWEPCO presented a report to the MDEQ demonstrating that the ground water on the site is not potable, demonstrating that cleanup to residential standards is not necessary.
Resolution of this issue is still pending.

      Currently, a feasibility study is being conducted to evaluate remedial strategies for the property. The feasibility study process will require public input prior to a final decision and will result in a remediation strategy along with a projection of cost to remediate the property.

      The State of Mississippi has passed Brownfield legislation, which provides for levels of cleanup standards. Although regulations implementing this legislation are not expected to be finalized until the summer of 1999, the MDEQ has indicated that it will work with SWEPCO in the interim to allow the cleanup project to move forward.

      SWEPCO has incurred approximately $200,000 for its portion of the cleanup of this site and based on preliminary estimates, anticipates that an additional $2 million may be incurred. Accordingly, SWEPCO has accrued an additional $2 million for the cleanup of the site.

      SWEPCO Wilkes Power Plant Copper Limit Compliance
      The EPA has cited SWEPCO's Wilkes power plant in an administrative order for wastewater permit violations related to copper level limits. Planned compliance activities, including activities that have been conducted to determine the source of copper, were presented by SWEPCO to the EPA during an administrative meeting, held on August 13, 1998. Negotiations continue between SWEPCO and the EPA. Although the EPA has issued an administrative order and imposed a penalty in the range of $40 thousand to $50 thousand, the amount of the ultimate penalty has not been determined by the EPA.

      SEEBOARD London Underground Commitment
      In 1998, SEEBOARD, through its subsidiary, SEEBOARD Powerlink, signed a $1.6 billion, 30 year contract as a joint venture partner to operate, maintain, finance and renew the high-voltage power distribution network of the London Underground transportation system. Power Asset Development Company, an associate of SEEBOARD, has committed (pound)73 million, or $115 million, for costs associated with its contract related to the London Underground transportation system.

      SEEBOARD Third Party Pension Litigation
      In the U.K., National Grid Group and National Power have been involved in continuing litigation regarding their use of actuarial surpluses set forth in the electricity industry's occupational pension plan, the ESPS. A High Court decision in favor of the National Grid Group and National Power was appealed. On February 10, 1999 the U.K. Court of Appeal ruled that the particular arrangements made by these corporations to dispose of part of the surplus were invalid due to procedural defects. This decision was confirmed at a later hearing of the U.K. Court of Appeal held in May 1999, although an opportunity for an appeal to be taken to the House of Lords, the highest court of appeal in the U.K., was granted.

      SEEBOARD employees are members of the ESPS, and SEEBOARD has made similar use of its actuarial surplus. As a result of subsequent legal clarification of certain issues arising from the hearing held in May 1999, the potential impact of the ruling on SEEBOARD has increased. The amount of the payments cancelled by SEEBOARD, both for past and future liabilities, amounts, in the aggregate, to approximately $70 million, excluding interest.

      The U.K. Court of Appeal did not order the National Grid Group or National Power to make payment into the ESPS, and the court indicated that any requirement to make such payments would be extreme since the ESPS already is in surplus. In the event that the court finally decides a payment by SEEBOARD into the ESPS is necessary, such a payment is likely to create additional pension fund surplus, which the company should then be able to utilize over the next several years.

      The National Grid Group has indicated its intention to appeal to the House of Lords. The final outcome of this appeal cannot presently be determined. Management is unable currently to predict the amount of any payment that it may be required to make to ESPS or the effect, if any, of the ultimate outcome of the appeal on CSW's results of operations and financial condition.

      Diversified Electric Loans and Commitments
      CSW Energy began construction in August 1998 of a 500 MW power plant, known as Frontera, in the Rio Grande Valley, near the city of Mission, Texas. The Frontera project is being built as a merchant power plant. Frontera is expected to supply power to the rapidly growing Rio Grande Valley and to supply customers throughout Texas. In addition to funds already spent, at June 30, 1999, CSW Energy had committed costs of approximately $20 million, including development, construction and financing costs. The natural gas-fired facility began simple cycle operation of 330 MW in July 1999 and is scheduled to commence combined cycle operation by the end of 1999. Pursuant to AEP's and CSW's stipulated settlement with several intervenors in the state of Texas related to the AEP Merger, CSW Energy will sell 250 MW of Frontera after completion of the merger. See NOTE 5. PROPOSED AEP MERGER and ITEM 2. MD&A, PROPOSED AEP MERGER for additional information including timing of the sale.

      CSW Energy has entered into an agreement with Eastman Chemical Company to construct and operate a 440-MW cogeneration facility in Longview, Texas. This facility will be known as the Eastex Cogeneration Project. Construction of the facility is scheduled to begin in the fourth quarter of 1999, with expected operation in 2001. Excess electricity generated by the plant will be sold by CSW Energy in the wholesale electricity market. Since Eastex will be built as a qualifying facility, CSW Energy will be required to sell 50% of the plant prior to commercial operation.

      CSW International and its 50% partner, Scottish Power plc, have entered into a joint venture to construct and operate the South Coast power project, a 400-MW combined cycle gas turbine power station in Shoreham, United Kingdom. CSW

International has guaranteed approximately (pound)19 million of the (pound)190 million projected construction costs, and the permanent financing is unconditionally guaranteed by the project. Construction of the project began in March 1999, and commercial operation is expected to begin in 2000.

      CSW, CSW Energy and CSW International have provided letters of credit and guarantees on behalf of independent power projects totaling approximately $29 million, $11 million, and $233 million, respectively, as of June 30, 1999.


4.     COMMON STOCK AND DIVIDENDS

      CSW's basic earnings per share of common stock for a period are computed by dividing net income for common stock by the average number of common shares outstanding for the period. CSW's dividends per common share reflect the dividend paid for each period.

      At June 30, 1999, approximately $1.3 billion of CSW subsidiary company retained earnings were available for payment of cash dividends to CSW. The amount of retained earnings available for dividends from each of the U.S. Electric Operating Companies at June 30, 1999 is as follows:

CPL - $730 million  PSO - $132 million  SWEPCO - $281 million WTU - $115 million


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

      Under the merger agreement, each common share of CSW will be converted into 0.6 share of AEP common stock. CSW stockholders will own approximately 40% of the combined company. CSW plans to continue to pay dividends on its common stock until the closing of the AEP Merger at approximately the same times and rates per share as in 1998, subject to continuing evaluation of CSW's financial condition, earnings, prospects and other factors by the CSW board of directors.

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

      The electric systems of AEP and CSW will operate on an integrated and coordinated basis as required by the Holding Company Act. AEP and CSW project fuel savings of approximately $98 million over a 10-year period resulting from the coordinated operation of the combined company, which will be passed through to customers.

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

      Cook Nuclear Plant Announcement
      On June 25, 1999, AEP announced a comprehensive plan to restart the idle Cook nuclear power plant. Unit 2 is scheduled to return to service in April 2000, and Unit 1 is scheduled to return to service in September 2000. AEP stated that its announcement follows a comprehensive systems readiness review of all operating systems at Cook nuclear power plant and a cost/benefit analysis of whether to restart the plant or shut it down completely. Plant officials originally shut down both units of the facility, located in Bridgman, Michigan, in September 1997 because of questions raised during a design inspection by the NRC. AEP estimated that its costs to restart the idle plant should be approximately $574 million, of which it already had incurred $192 million.

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

      On May 25, 1999, AEP and CSW announced they had reached a settlement with the FERC trial staff resolving competition and rate issues relating to the proposed merger. On July 13, 1999, AEP and CSW reached an additional settlement with the FERC trial staff resolving additional issues. The settlement has been submitted to the FERC for approval.

      Under the terms of the settlements, in June 1999 AEP filed with the FERC a regional transmission organization proposal whereby it will transfer the operation and control of AEP's bulk transmission facilities. The transmission facilities subject to this commitment are located in Indiana, Kentucky, Michigan, Ohio, Tennessee, Virginia and West Virginia.

      The settlements also cover rates for transmission services and ancillary services as well as resolving issues related to the system integration agreement, the transmission reassignment tariff and the system transmission integration agreement. The settlements confirm, subject to FERC guidance on certain elements, that the proposed generation divestiture will satisfy the market power concerns of the FERC staff. In their merger filing with the FERC, AEP and CSW proposed divesting ownership of 300 MW of generation capacity at CSW's Northeastern Power Station Units 3 and 4 in Oklahoma and 250 MW of generation capacity at the Frontera power plant, a merchant plant being constructed in Texas by a CSW subsidiary.

            On June 28, 1999, AEP and CSW filed a motion asking the FERC to waive the requirement for a post-hearing decision by the ALJ and consideration of the matter by the FERC based on the hearing record and briefs. The FERC subsequently issued an order requiring the ALJ to issue an initial decision as soon as possible, but no later than November 24, 1999. The FERC order also set a procedural schedule that should allow the FERC to issue a final order in the first quarter of 2000.

      AEP and CSW have reached settlements with the Missouri Public Service Commission and three CPL wholesale customers in the FERC merger proceeding.

      Hearings at the FERC concluded July 19, 1999.

      Arkansas
      On June 12, 1998, AEP and CSW jointly filed a request with the Arkansas Commission for approval of the proposed merger. The Arkansas Commission issued an order approving the merger on August 13, 1998, subject to approval of the associated regulatory plan. On December 17, 1998, the Arkansas Commission issued a final order granting conditional approval of a stipulated agreement related to a proposed merger regulatory plan. The stipulated agreement calls for SWEPCO to reduce rates through a net merger savings rider for its Arkansas retail customers by $6 million over the five-year period following completion of the merger. The Arkansas Commission order notes the possibility of decisions in other jurisdictions adversely affecting provisions of the stipulated agreement. Consequently, the Arkansas Commission conditioned its final order on its consideration of approval of the merger in other state and federal jurisdictions.

      Louisiana
      On May 15, 1998, AEP and CSW jointly filed a request with the Louisiana Commission for approval of the proposed merger and for a finding that the merger is in the public interest.

      On July 29, 1999, the Louisiana Commission granted conditional approval of the pending merger between AEP and CSW. In granting approval the Louisiana Commission also approved a stipulated settlement with the Louisiana Commission staff.

      Under the stipulated settlement, AEP and CSW have agreed to share with SWEPCO's Louisiana customers merger savings created as a result of the merger over the eight years following its completion. A savings mechanism will be implemented to calculate merger savings annually. AEP and CSW estimate that the customer rate credits in Louisiana will total more than $18 million during that eight-year period. During the second year following completion of the merger, customers will begin receiving a monthly rate credit for 50% of calculated merger savings. This credit will be updated annually and continue for the remainder of the eight-year period following the merger's completion. The settlement also includes:

- A base rate ceiling set at current rate levels for a five year period subject to certain conditions;

-     Sharing of the benefits for off-system sales;

- Establishment of conditions for affiliate transactions with other AEP and CSW subsidiaries;

-     Provisions to ensure continued quality of service; and

- Provisions to hold SWEPCO's Louisiana customers harmless from adverse effects of the merger, if any.

      Oklahoma
      On August 14, 1998, AEP and CSW jointly filed a request with the Oklahoma Commission for approval of their proposed merger.

      An amended application was filed with the Oklahoma Commission on February 25, 1999. On May 11, 1999, the Oklahoma Commission approved the proposed merger between AEP and CSW. The approval follows a partial settlement between the Oklahoma Commission Utility Division Staff, the Oklahoma Commission Consumer Services Division, the Office of the Attorney General for Oklahoma, PSO and AEP and CSW. The Oklahoma Commission order is currently the subject of appeals filed by the Municipal Electric Systems of Oklahoma, Inc. and the Oklahoma Association of Electric Cooperatives.

      Under the partial settlement agreement, AEP and CSW would: (i) share merger savings with Oklahoma customers as well as AEP shareholders, effective with the merger closing; (ii) not increase Oklahoma base rates prior to January 1, 2003; (iii) file by December 31, 2001 with the FERC an application to join a regional transmission organization; and (iv) establish additional quality of service standards for PSO's retail customers. Oklahoma's share of the $50.2 million in guaranteed net merger savings over the first five years after the merger is consummated would be split between Oklahoma customers and AEP shareholders, with customers receiving approximately 55% of the savings.

      The Oklahoma Commission has withdrawn its opposition to the merger at the FERC.

      Texas
      On April 30, 1998, AEP and CSW jointly filed a request with the Texas Commission for a finding that the merger is in the public interest.

      On May 4, 1999, AEP and CSW announced a proposed settlement with several intervenor groups for the proposed merger between AEP and CSW. The settlement would result in combined rate reductions totaling $221 million over a six-year period for Texas customers of the three CSW Texas electric operating companies (CPL, SWEPCO and WTU) if the settlement is approved by the Texas Commission, the merger is completed as planned and issues are resolved associated with CPL, SWEPCO and WTU rate and fuel reconciliation proceedings.

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

      Hearings on the merger in Texas began August 9, 1999 and concluded on August 10, 1999. As the hearings began, settlements were reached with all but one of the parties in the case. The settling parties are all wholesale electric customers of CSW's Texas U.S. Electric Operating Companies, and the settlements call for the withdrawal of their opposition to the merger in all regulatory approval proceedings. A final order is expected in the fourth quarter of 1999 or early 2000.

      NRC
      On June 19, 1998, CPL filed a license transfer application with the NRC requesting the NRC's consent to the indirect transfer of control of CPL's interests in the NRC licenses issued for STP from CSW to AEP. CPL would continue to own its 25.2% interest in STP, and CPL's name would remain on the NRC operating license. On November 5, 1998, the NRC approved the license transfer application with a condition that the merger must be completed by December 31, 1999. CPL will request an extension for a license transfer with the NRC since the merger will not close by year-end.

      Other Federal
      On October 13, 1998, AEP and CSW jointly filed an application with the SEC for approval of the proposed merger. The SEC merger filing is similar to requests currently pending before other jurisdictions and outlines the expected combined company benefits of the merger to AEP and CSW customers and shareholders. In November 1998 and March 1999, AEP and CSW filed amendments to the application. Several parties have filed petitions opposing the proposed merger at the SEC. On July 23, 1999, AEP and CSW filed a brief in response to the intervenor petitions at the SEC.

      On July 29, 1999, applications were made with the FCC to authorize the transfer of control of licenses of several CSW entities to AEP. The granting of such authority is expected by the completion of the proposed merger.

      On July 25, 1999 AEP and CSW submitted filings to the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

      United Kingdom
      CSW has a 100% interest in SEEBOARD and AEP has a 50% interest in Yorkshire. The proposed merger of CSW into AEP would result in common ownership of the United Kingdom entities. Although the merger of CSW into AEP is not subject to approval of United Kingdom regulatory authorities, the common ownership of the United Kingdom entities could be referred by the United Kingdom Secretary of State for Trade and Industry for an investigation by the United Kingdom Competition Commission. CSW is unable to predict the ultimate outcome of any such regulatory proceeding.

      AEP
      On April 20, 1999, AEP reached a settlement with the Indiana Utility Regulatory Commission staff addressing matters pertinent to Indiana regarding the proposed merger. The Indiana Utility Regulatory Commission approved the settlement on April 26, 1999. The settlement agreement resulted from an investigation of the proposed merger between AEP and CSW initiated by the Indiana Utility Regulatory Commission.

      On April 21, 1999, AEP and CSW announced that they had reached separate settlements with six wholesale customers that address issues related to the proposed merger.

      On April 28, 1999, AEP and CSW announced that they ratified a settlement agreement with local unions of the IBEW representing employees of AEP and CSW. The settlement agreement covered issues related to the pending merger between AEP and CSW. As part of the settlement, the IBEW local unions have withdrawn their opposition to the merger.

      On May 26, 1999, AEP and CSW announced that they had reached a settlement agreement with the Kentucky Attorney General and several AEP customers in Kentucky addressing matters pertinent to Kentucky regarding the pending merger between AEP and CSW. The Kentucky Public Service Commission has approved the settlement.

      On August 6, 1999, AEP announced that they ratified a settlement agreement with local unions of the UWUA representing employees of AEP. The settlement agreement covered issues raised in the pending merger between AEP and CSW. As part of the settlement, the UWUA local unions will not oppose the merger.

      Completion of the Merger
      AEP and CSW have targeted consummation of the AEP Merger in the first quarter of 2000. The merger is conditioned, among other things, upon the approval of several state and federal regulatory agencies. The transaction must satisfy many conditions, including the condition that it must be accounted for as a pooling of interests. The parties may not waive some of these conditions. AEP and CSW have initiated the process of seeking regulatory approvals, but there can be no assurance as to when, on what terms or whether the required approvals will be received or whether there will be any regulatory proceedings in the United Kingdom. After December 31, 1999, either CSW or AEP may terminate the merger agreement if all of the conditions to its obligation to close have not been satisfied, provided that either party may extend the merger agreement, under certain circumstances, through June 30, 2000. There can be no assurance that the AEP Merger will be consummated.

      Merger Costs
      As of June 30, 1999, CSW had deferred $34.5 million in costs related to the AEP Merger on its consolidated balance sheet, which will be charged to expense if AEP and CSW are not successful in completing their proposed merger.


6.    BUSINESS SEGMENTS

      CSW's business segments include the U.S. Electric and U.K. Electric segments. The U.S. Electric segment is comprised of CSW's four domestic electric operating companies, CPL, PSO, SWEPCO and WTU. The U.K. Electric segment is comprised of CSW's foreign electric operating company, SEEBOARD U.S.A. The U.S. Electric segment's primary business is the generation, transmission and distribution of electricity. The U.K. Electric segment's primary business is the supply and distribution of electricity. Financial data for each business segment for the three-month and six-month periods of 1999 and 1998, respectively, covered is set forth below.

                                    U.S.      U.K.     Other and       CSW
                                  Electric  Electric  Reconciling  Consolidated
                                 -----------------------------------------------
                                                    (millions)
Three months ended June 30, 1999
   Operating Revenues                $892       $362        $65       $1,319
   Income/(Loss) from Continuing
     Operations                        97         17        (11)         103

Three months ended June 30, 1998
   Operating Revenues                $885       $403        $56       $1,344
   Income/(Loss) from Continuing
     Operations                       102         20        (15)         107


                                    U.S.      U.K.      Other and       CSW
                                  Electric  Electric   Reconciling  Consolidated
                                 -----------------------------------------------
                                                    (millions)
Six months ended June 30, 1999
   Operating Revenues               $1,589        $837      $118       $2,544
   Income/(Loss) from Continuing
     Operations                        132          44       (28)         148
Total Assets at June 30, 1999        9,008       2,856     2,030       13,894
Total Assets at December 31, 1998    8,994       3,032     1,871       13,897

Six months ended June 30, 1998
   Operating Revenues               $1,574        $935       $92       $2,601
   Income/(Loss) from Continuing
     Operations                        140          53       (27)         166
Total Assets at June 30, 1998        9,105       2,997     1,840       13,942
Total Assets at December 31, 1997    9,186       2,931     1,499       13,616


7.    SOUTH AMERICAN INVESTMENTS

      Through June 30, 1999, CSW International had purchased a 36% equity interest in Vale for $80 million. CSW International also issued $100 million of debt to Vale, convertible to equity by the end of 1999. CSW International accounts for its $80 million investment in Vale on the equity method of accounting, and the $100 million of debt as a loan.

      In mid-January 1999, amid market instability, the Brazilian government abandoned its policy of pegging the Brazilian Real in a broad range against the dollar. This action resulted in a 48% devaluation of the Brazilian currency by the end of June 1999. Vale is unfavorably affected by the devaluation primarily due to the revaluation of foreign denominated debt.

      CSW International has a put option, which, if exercised, requires Vale to purchase CSW International shares at a minimum price equal to the purchase price for Vale. As a result of the put option arrangement, management has concluded that CSW International's investment carrying amount will not be reduced below the put option value unless there is deemed to be a permanent impairment. Pursuant to the put option arrangement, CSW International will not recognize its proportionate share of any future earnings until its proportionate share of any losses of Vale are recognized. At June 30, 1999, CSW International had deferred losses, after tax, of approximately $19 million. CSW International views its investment in Vale as a long-term investment, which has significant long-term value. Management will continue to closely evaluate the changes in the Brazilian economy and its impact on CSW International's investment in Vale.

      As of June 30, 1999, CSW International had invested $110 million in stock of a Chilean electric company. The investment is classified as securities available for sale and accounted for by the cost method. Based on the market value of the shares and foreign exchange rates, the value of the investment at June 30, 1999 was $72 million. The reduction in the carrying value of this investment has been reflected in Other Comprehensive Income in CSW's

Consolidated Statements of Stockholders' Equity. Management views its investment in Chile as a long-term investment strategy and believes this investment continues to have significant long-term value and that it is recoverable. Management will continue to closely evaluate the changes in the South American economy and its impact on CSW International's investment in the Chilean electric company.


8.    LONG-TERM DEBT

      During the second quarter of 1999, CPL reacquired $125 million of FMBs. CPL used short-term borrowings and internally generated cash to fund this redemption.

      In July 1999, the Oklahoma Development Finance Authority sold for the benefit of PSO $33.7 million of 4-7/8% unsecured tax exempt pollution control revenue bonds. The bonds mature in fifteen years but will be subject to remarketing and an interest rate reset in five years. In late August 1999, the proceeds will be used to refund $33.7 million aggregate principal amount of outstanding PSO 5.9% Series A bonds due December 1, 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 1998 and the Registrants' Combined Quarterly Report on Form 10-Q for the quarter ended March 31, 1999. Reference is also made to each Registrant's unaudited Financial Statements and related Notes to Financial Statements included in this document. The information should be read in conjunction with, and is essential to understanding, the following discussion and analysis.


RESULTS OF OPERATIONS

      Reference is made to ITEM 1. FINANCIAL STATEMENTS for each of the Registrants' RESULTS OF OPERATIONS for the three month and six month periods ended June 30, 1999.


LIQUIDITY AND CAPITAL RESOURCES

      Overview of CSW Operating, Investing, and Financing Activities
      Net cash inflows from operating activities decreased $155 million to $248 million for the six month period ended June 30, 1999 compared to the same period last year. The decrease was due primarily to increased payments on accounts payable. Also contributing to the decrease in cash flows from operating activities were decreased fuel recoveries from customers. Partially offsetting the decrease in cash flows from operating activities was a lower accounts receivable balance in 1999 compared to 1998 resulting from more favorable collections. Further offsetting the decrease in cash flows from operating activities was the absence in 1999 of a refund paid to CPL customers in the first six months of 1998.

      Net cash outflows from investing activities increased $30 million to $365 million during the first six months of 1999 compared to the same period a year ago. The increase in net cash outflows from investing activities resulted primarily from higher levels of spending in 1999 for CSW Energy projects and U.S. Electric Operating Companies' construction expenditures. Also contributing to the increase in net cash outflows from investing activities was the absence in 1999 of CSW International's Altamira partner, Alpek, which assumed a 50% obligation related to the power plant project. Partially offsetting the increase in cash outflows from investing activities was the absence in 1999 of a CSW International loan to Vale.

      Net cash inflows from financing activities increased $12 million to $92 million for the first six months of 1999 compared to the same period in 1998. The increase was due primarily to the absence in 1999 of the repayment of a $60 million variable rate bank loan at CSW Services and the redemption of $28 million of preferred stock at SWEPCO. Partially offsetting the increase in net cash inflows was a higher level of FMB reacquisitions in 1999 compared to 1998.

      Construction Expenditures
      CSW's construction expenditures, including allowance for funds used during construction, totaled $331 million for the six months ended June 30, 1999. Such expenditures for the U.S. Electric Operating Companies totaled $80 million, $49 million, $46 million and $26 million, for CPL, PSO, SWEPCO and WTU, respectively. Construction expenditures at the U.S. Electric Operating Companies were due primarily to improvements to existing production, transmission and distribution facilities. The improvements are required to meet the needs of new customers and the changing requirements of existing customers. CSW anticipates that substantially all funds required for construction for the remainder of the year will be provided from internal sources.

      Other Financing Issues
      The CSW System uses short-term debt to meet fluctuations in working capital requirements and other interim capital needs. CSW has established a system money pool to coordinate short-term borrowings for certain of its subsidiaries, primarily the U.S. Electric Operating Companies. In addition, CSW also incurs borrowings for other subsidiaries that are not included in the money pool. As of June 30, 1999, CSW had revolving credit facilities totaling $1.4 billion to back up its commercial paper program. On June 25, 1999, CSW Credit closed its third amended and restated secured revolving credit agreement. The $1.2 billion facility will expire on June 23, 2000.

      On April 2, 1999, C3 Communications announced a major expansion of C3 Networks, its long haul fiber network division. C3 Networks plans to invest over $50 million in existing routes and new construction in 1999. C3 Networks delivers networking and services in Texas and Louisiana and plans to expand the network to Oklahoma and Louisiana.

      In July 1999, the Oklahoma Development Finance Authority sold for the benefit of PSO $33.7 million of 4-7/8% unsecured tax-exempt pollution control revenue bonds. The bonds mature in fifteen years but will be subject to remarketing and an interest rate reset in five years. In late August 1999, the proceeds will be used to refund $33.7 million aggregate principal amount outstanding of PSO's 5.9% Series A bonds due December 1, 2007.

      The foregoing discussion of liquidity and capital resources contains forward-looking information within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD-LOOKING INFORMATION.

      During the second quarter of 1999, CPL reacquired $125 million of FMBs. CPL used short-term borrowings and internally generated cash to fund this reacquisition.


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

      Under the merger agreement, each common share of CSW will be converted into 0.6 share of AEP common stock. CSW stockholders will own approximately 40% of the combined company. CSW plans to continue to pay dividends on its common stock until the closing of the AEP Merger at approximately the same times and rates per share as in 1998, subject to continuing evaluation of CSW's financial condition, earnings, prospects and other factors by the CSW board of directors.

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

      The electric systems of AEP and CSW will operate on an integrated and coordinated basis as required by the Holding Company Act. AEP and CSW project fuel savings of approximately $98 million over a 10-year period resulting from the coordinated operation of the combined company, which will be passed through to customers.

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

      Cook Nuclear Plant Announcement
      On June 25, 1999, AEP announced a comprehensive plan to restart the idle Cook nuclear power plant. Unit 2 is scheduled to return to service in April 2000, and Unit 1 is scheduled to return to service in September 2000. AEP stated that its announcement follows a comprehensive systems readiness review of all operating systems at Cook nuclear power plant and a cost/benefit analysis of whether to restart the plant or shut it down completely. Plant officials originally shut down both units of the facility, located in Bridgman, Michigan, in September 1997 because of questions raised during a design inspection by the NRC. AEP estimated that its costs to restart the idle plant should be approximately $574 million, of which it already had incurred $192 million.

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

      On May 25, 1999, AEP and CSW announced they had reached a settlement with the FERC trial staff resolving competition and rate issues relating to the proposed merger. On July 13, 1999, AEP and CSW reached an additional settlement with the FERC trial staff resolving additional issues. The settlement has been submitted to the FERC for approval.

      Under the terms of the settlements, in June 1999 AEP filed with the FERC a regional transmission organization proposal whereby it will transfer the operation and control of AEP's bulk transmission facilities. The transmission facilities subject to this commitment are located in Indiana, Kentucky, Michigan, Ohio, Tennessee, Virginia and West Virginia.

      The settlements also cover rates for transmission services and ancillary services as well as resolving issues related to the system integration agreement, the transmission reassignment tariff and the system transmission integration agreement. The settlements confirm, subject to FERC guidance on certain elements, that the proposed generation divestiture will satisfy the market power concerns of the FERC staff. In their merger filing with the FERC, AEP and CSW proposed divesting ownership of 300 MW of generation capacity at CSW's Northeastern Power Station Units 3 and 4 in Oklahoma and 250 MW of generation capacity at the Frontera power plant, a merchant plant being constructed in Texas by a CSW subsidiary.

            On June 28, 1999, AEP and CSW filed a motion asking the FERC to waive the requirement for a post-hearing decision by the ALJ and consideration of the matter by the FERC based on the hearing record and briefs. The FERC subsequently issued an order requiring the ALJ to issue an initial decision as soon as possible, but no later than November 24, 1999. The FERC order also set a procedural schedule that should allow the FERC to issue a final order in the first quarter of 2000.

      AEP and CSW have reached settlements with the Missouri Public Service Commission and three CPL wholesale customers in the FERC merger proceeding.

      Hearings at the FERC concluded July 19, 1999.

      Arkansas
      On June 12, 1998, AEP and CSW jointly filed a request with the Arkansas Commission for approval of the proposed merger. The Arkansas Commission issued an order approving the merger on August 13, 1998, subject to approval of the associated regulatory plan. On December 17, 1998, the Arkansas Commission issued a final order granting conditional approval of a stipulated agreement related to a proposed merger regulatory plan. The stipulated agreement calls for SWEPCO to reduce rates through a net merger savings rider for its Arkansas retail customers by $6 million over the five-year period following completion of the merger. The Arkansas Commission order notes the possibility of decisions in other jurisdictions adversely affecting provisions of the stipulated agreement. Consequently, the Arkansas Commission conditioned its final order on its consideration of approval of the merger in other state and federal jurisdictions.

      Louisiana
      On May 15, 1998, AEP and CSW jointly filed a request with the Louisiana Commission for approval of the proposed merger and for a finding that the merger is in the public interest.

      On July 29, 1999, the Louisiana Commission granted conditional approval of the pending merger between AEP and CSW. In granting approval the Louisiana Commission also approved a stipulated settlement with the Louisiana Commission staff.

      Under the stipulated settlement, AEP and CSW have agreed to share with SWEPCO's Louisiana customers merger savings created as a result of the merger over the eight years following its completion. A savings mechanism will be implemented to calculate merger savings annually. AEP and CSW estimate that the customer rate credits in Louisiana will total more than $18 million during that eight-year period. During the second year following completion of the merger, customers will begin receiving a monthly rate credit for 50% of calculated merger savings. This credit will be updated annually and continue for the remainder of the eight-year period following the merger's completion. The settlement also includes:

- A base rate ceiling set at current rate levels for a five year period subject to certain conditions;

-     Sharing of the benefits for off-system sales;

- Establishment of conditions for affiliate transactions with other AEP and CSW subsidiaries;

-     Provisions to ensure continued quality of service; and

- Provisions to hold SWEPCO's Louisiana customers harmless from adverse effects of the merger, if any.

      Oklahoma
      On August 14, 1998, AEP and CSW jointly filed a request with the Oklahoma Commission for approval of their proposed merger.

      An amended application was filed with the Oklahoma Commission on February 25, 1999. On May 11, 1999, the Oklahoma Commission approved the proposed merger between AEP and CSW. The approval follows a partial settlement between the Oklahoma Commission Utility Division Staff, the Oklahoma Commission Consumer Services Division, the Office of the Attorney General for Oklahoma, PSO and AEP and CSW. The Oklahoma Commission order is currently the subject of appeals filed by the Municipal Electric Systems of Oklahoma, Inc. and the Oklahoma Association of Electric Cooperatives.

      Under the partial settlement agreement, AEP and CSW would: (i) share merger savings with Oklahoma customers as well as AEP shareholders, effective with the merger closing; (ii) not increase Oklahoma base rates prior to January 1, 2003; (iii) file by December 31, 2001 with the FERC an application to join a regional transmission organization; and (iv) establish additional quality of service standards for PSO's retail customers. Oklahoma's share of the $50.2 million in guaranteed net merger savings over the first five years after the merger is consummated would be split between Oklahoma customers and AEP shareholders, with customers receiving approximately 55% of the savings.

      The Oklahoma Commission has withdrawn its opposition to the merger at the FERC.

      Texas
      On April 30, 1998, AEP and CSW jointly filed a request with the Texas Commission for a finding that the merger is in the public interest.

      On May 4, 1999, AEP and CSW announced a proposed settlement with several intervenor groups for the proposed merger between AEP and CSW. The settlement would result in combined rate reductions totaling $221 million over a six-year period for Texas customers of the three CSW Texas electric operating companies (CPL, SWEPCO and WTU) if the settlement is approved by the Texas Commission, the merger is completed as planned and issues are resolved associated with CPL, SWEPCO and WTU rate and fuel reconciliation proceedings.

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

      Hearings on the merger in Texas began August 9, 1999 and concluded on August 10, 1999. As the hearings began, settlements were reached with all but one of the parties in the case. The settling parties are all wholesale electric customers of CSW's Texas U.S. Electric Operating Companies, and the settlements call for the withdrawal of their opposition to the merger in all regulatory approval proceedings. A final order is expected in the fourth quarter of 1999 or early 2000.

      NRC
      On June 19, 1998, CPL filed a license transfer application with the NRC requesting the NRC's consent to the indirect transfer of control of CPL's interests in the NRC licenses issued for STP from CSW to AEP. CPL would continue to own its 25.2% interest in STP, and CPL's name would remain on the NRC operating license. On November 5, 1998, the NRC approved the license transfer application with a condition that the merger must be completed by December 31, 1999. CPL will request an extension for a license transfer with the NRC since the merger will not close by year-end.

      Other Federal
      On October 13, 1998, AEP and CSW jointly filed an application with the SEC for approval of the proposed merger. The SEC merger filing is similar to requests currently pending before other jurisdictions and outlines the expected combined company benefits of the merger to AEP and CSW customers and shareholders. In November 1998 and March 1999, AEP and CSW filed amendments to the application. Several parties have filed petitions opposing the proposed merger at the SEC. On July 23, 1999, AEP and CSW filed a brief in response to the intervenor petitions at the SEC.

      On July 29, 1999, applications were made with the FCC to authorize the transfer of control of licenses of several CSW entities to AEP. The granting of such authority is expected by the completion of the proposed merger.

      On July 25, 1999 AEP and CSW submitted filings to the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

      United Kingdom
      CSW has a 100% interest in SEEBOARD and AEP has a 50% interest in Yorkshire. The proposed merger of CSW into AEP would result in common ownership of the United Kingdom entities. Although the merger of CSW into AEP is not subject to approval of United Kingdom regulatory authorities, the common ownership of the United Kingdom entities could be referred by the United Kingdom Secretary of State for Trade and Industry for an investigation by the United Kingdom Competition Commission. CSW is unable to predict the ultimate outcome of any such regulatory proceeding.

      AEP
      On April 20, 1999, AEP reached a settlement with the Indiana Utility Regulatory Commission staff addressing matters pertinent to Indiana regarding the proposed merger. The Indiana Utility Regulatory Commission approved the settlement on April 26, 1999. The settlement agreement resulted from an investigation of the proposed merger between AEP and CSW initiated by the Indiana Utility Regulatory Commission.

      On April 21, 1999, AEP and CSW announced that they had reached separate settlements with six wholesale customers that address issues related to the proposed merger.

      On April 28, 1999, AEP and CSW announced that they ratified a settlement agreement with local unions of the IBEW representing employees of AEP and CSW. The settlement agreement covered issues related to the pending merger between AEP and CSW. As part of the settlement, the IBEW local unions have withdrawn their opposition to the merger.

      On May 26, 1999, AEP and CSW announced that they had reached a settlement agreement with the Kentucky Attorney General and several AEP customers in Kentucky addressing matters pertinent to Kentucky regarding the pending merger between AEP and CSW. The Kentucky Public Service Commission has approved the settlement.

      On August 6, 1999, AEP announced that they ratified a settlement agreement with local unions of the UWUA representing employees of AEP. The settlement agreement covered issues raised in the pending merger between AEP and CSW. As part of the settlement, the UWUA local unions will not oppose the merger.

      Completion of the Merger
      AEP and CSW have targeted consummation of the AEP Merger in the first quarter of 2000. The merger is conditioned, among other things, upon the approval of several state and federal regulatory agencies. The transaction must satisfy many conditions, including the condition that it must be accounted for as a pooling of interests. The parties may not waive some of these conditions. AEP and CSW have initiated the process of seeking regulatory approvals, but there can be no assurance as to when, on what terms or whether the required approvals will be received or whether there will be any regulatory proceedings in the United Kingdom. After December 31, 1999, either CSW or AEP may terminate the merger agreement if all of the conditions to its obligation to close have not been satisfied, provided that either party may extend the merger agreement, under certain circumstances, through June 30, 2000. There can be no assurance that the AEP Merger will be consummated.

      Merger Costs
      As of June 30, 1999, CSW had deferred $34.5 million in costs related to the AEP Merger on its consolidated balance sheet, which will be charged to expense if AEP and CSW are not successful in completing their proposed merger.

      The foregoing discussion constitutes forward-looking information within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information. See FORWARD -LOOKING INFORMATION.

OTHER MERGER AND ACQUISITION ACTIVITY

      SWEPCO Cajun Asset Purchase Proposal
      Cajun filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code on December 21, 1994 and is currently operating under the supervision of the United States Bankruptcy Court for the Middle District of Louisiana.

       Both SWEPCO and Louisiana Generating LLC raised their offers for Cajun's non-nuclear assets as the bankruptcy court confirmation hearings concluded on June 25, 1999. A ruling in the case is expected sometime after the July 30, 1999 deadline for final legal briefs.

       On June 22, 1999, SWEPCO increased its base bid to $990.5 million (from the previous bid of $940.5 million). On June 24, 1999, Louisiana Generating LLC raised its base bid to $995 million (from its previous bid of $960 million). Subsequently, on July 28, 1999, SWEPCO increased its base bid from $990.5 million to $1.0255 billion. The July 1999 SWEPCO Plan replaces all previous plans filed by SWEPCO. The SWEPCO and Louisiana Generating LLC bids have the same interest adjustment mechanism. Under the July 1999 SWEPCO Plan, a SWEPCO affiliate would acquire all the non-nuclear assets of Cajun. On July 30, 1999, Louisiana Generating LLC filed an objection to SWEPCO's latest bid, claiming that no further bids were permitted after the confirmation hearings concluded on June 25, 1999. In order to be confirmed by the bankruptcy court, a plan must meet more than a dozen specific criteria of the U.S. Bankruptcy Code. The trustee for the Cajun Electric estate, who formally sponsored the Louisiana Generating LLC bid for the past three years, withdrew as plan proponent on June 22, 1999.

      Consummation of the July 1999 SWEPCO Plan is conditioned upon confirmation by the bankruptcy court, and the receipt by SWEPCO and CSW of all requisite state and federal regulatory approvals in addition to their respective boards of directors approvals. If the July 1999 SWEPCO Plan is ultimately confirmed by the bankruptcy court, SWEPCO expects to finance the $1.0255 billion required to consummate the acquisition of Cajun's non-nuclear assets through a combination of external non-recourse borrowings and internally generated funds. There can be no assurance that the bankruptcy court will confirm the July 1999 SWEPCO Plan or, if it is confirmed, that federal and state regulators will approve it. As of June 30, 1999, SWEPCO had deferred $12.7 million in costs related to the Cajun acquisition on its consolidated balance sheet, which would be expensed if the July 1999 SWEPCO Plan is not ultimately successful.

      The foregoing discussion constitutes forward-looking information within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information. See FORWARD -LOOKING INFORMATION.


RECENT DEVELOPMENTS AND TRENDS

      Industry restructuring and legislative initiatives in the U.S. Congress Several bills have been introduced in the 106th U.S. Congress which provide for the restructuring and/or deregulating of the electric utility industry. Most of the bills seek to clarify state authority to mandate retail choice, repeal the Holding Company Act, repeal prospectively the Public Utility Regulatory Policies Act of 1978, expand the FERC authority over public power entities, address transmission reliability, and other issues. No legislation has been reported out of any committee at this time. Management cannot predict the ultimate outcome of any legislative initiatives.

      Holding Company Act
      Holding Company Act repeal legislation has been introduced again this Congress in both the U.S. Senate and the U.S. House of Representatives. The Senate Bill (S. 313) has been reported out of the U.S. Senate Banking committee and awaits final consideration by the full U.S. Senate. The House Bill (H.R.
2363) is being considered by the U.S. House Commerce Committee. Management cannot predict the ultimate outcome of these, or similar, legislative initiatives.

      Industry  Restructuring  Legislation  in Texas,  Louisiana,  Oklahoma  and
        Arkansas
      Several initiatives to restructure the electric utility industry and enact retail competition have been undertaken in the four states in which the U.S.
Electric Operating Companies operate. Legislation was enacted in Oklahoma in 1997 and 1998, and in Texas and Arkansas in 1999. Legislative activity in Louisiana has, to date, stopped short of any such definitive action.

      Oklahoma
      In 1997, the Oklahoma Legislature passed restructuring legislation providing for retail access by July 1, 2002. That legislation called for a number of studies to be completed on a variety of restructuring issues, including independent system operator issues, technical issues, financial issues, transition issues and consumer issues. The study on independent system operator issues was completed in January 1998.

      In 1998, the Oklahoma Legislature passed Senate Bill 888, which accelerated the schedule for completion of the remaining studies to October 1999. Those studies are to be conducted under the direction of the Legislative Joint Electric Utility Task Force, rather than by the Oklahoma Commission as the previous legislation required. The Task Force has organized the study effort into several working groups, which have been directed to evaluate assigned issues. The Task Force will develop its report to the Oklahoma Legislature based on the work performed by these working groups. The Task Force's final report will be provided to the Oklahoma Legislature by October 1, 1999. Management is unable to predict the outcome of these studies or their ultimate impact on the results of operations and financial condition of CSW and PSO.

      Arkansas
      In April 1999, the Arkansas Legislature passed, and the Arkansas Governor signed, legislation for electric utility restructuring in Arkansas. Some major provisions of that legislation include:

- Retail competition begins January 1, 2002. The Arkansas Commission can delay implementation, but not beyond June 30, 2003.

- Companies with transmission lines must submit those facilities to operation by a transmission organization approved by FERC.

- A one-year rate freeze after restructuring will be implemented for default service customers of companies that do not apply for stranded cost recovery. A three-year rate freeze will be implemented for companies with stranded costs.

- The Arkansas Commission is given broad authority to address market power issues.

      Texas
      On June 18, 1999, legislation was signed into law in Texas that will restructure the electric utility industry in that state. The new law gives Texas customers of investor-owned utilities the opportunity to choose their electric provider beginning January 1, 2002. The legislation also provides a rate freeze until that date followed by a 6% rate reduction for residential and small commercial customers, additional rate reductions for low income customers and a number of customer protections. Rural electric cooperatives and municipal electric systems can choose whether to participate in retail competition.

      Some of the key provisions of the legislation include:

- Beginning January 1, 2002, retail customers of investor-owned electric companies will be able to choose their electric provider. The affiliated retail electric provider of the utility that serves the customer on December 31, 2001 will continue to serve the customer unless the customer chooses another retail electric provider. Delivery of the electricity will continue to be the responsibility of the local electric utility company at regulated prices. Each utility must unbundle its business activities into a retail electric provider, a power generation company and a transmission and distribution utility.

- Retail electric cooperatives and municipal electric systems can choose whether to participate in retail competition.

- Investor-owned utilities must freeze their rates effective September 1, 1999, through the start of competition on January 1, 2002. Investor-owned utilities at January 1, 2002 will lower rates for residential and small commercial customers by 6%. This reduced rate is known as the "Price to Beat," which will be available to those customers for five years.

- The legislation establishes a system benefit fund for low-income customer assistance, customer education and to offset reductions in school property tax revenues. The fund will be funded through a charge on retail electric providers that can be set by the Texas Commission at up to 65 cents per MWH.

- Electric utilities are allowed to recover all of their net, verifiable, non-mitigable stranded costs that otherwise may not be recoverable in the future competitive market. A majority of those regulatory assets and stranded costs can be recovered through securitization, which is a financing process to recover regulatory assets and stranded costs through the use of debt that lowers the carrying cost of assets compared to conventional utility financing methods.

- Each year during the 1999 through 2001 rate freeze period, utilities with stranded costs are required to apply any earnings in excess of the most recently approved cost of capital (if issued on or after January 1, 1992) to reduce stranded costs. Utilities without stranded costs must either flow such amounts back to customers or make capital expenditures to improve transmission or distribution facilities or to improve air quality.

- Investor-owned utilities will be required to auction entitlements to at least 15 percent of their generating capacity for five years or until 40% of the residential and small commercial consumption of electricity in the utility's service area is provided by nonaffiliated retail electric providers.

- Grandfathered power plants, those built or started prior to implementation of the Texas Clean Air Act of 1972, must reduce emissions of Nitrogen Oxide
   (NOx) by 50% and Sulfur Dioxide (SO2) by 25 percent by May 2003. The law also requires an additional 2,000 MW of renewable power generation in Texas by 2009 from retail electric providers, municipally owned utilities and electric cooperatives.

- A legislative oversight committee will be established to monitor the implementation and effectiveness of electric utility restructuring and make recommendations for any necessary further legislative action.

      The Texas Commission has established numerous task forces to address various issues associated with the restructuring legislation and to provide for further guidance regarding implementation of the restructuring.

      CSW expects to complete its analysis of the Texas legislation in the third quarter of 1999 and its impact on CPL, SWEPCO and WTU, its regulated Texas electric utilities.

      Louisiana
      In 1998, a special legislative committee created by the Louisiana Senate studied the impact of retail competition on the state of Louisiana. No legislation has been enacted as a result of that effort. In addition, during 1998 and 1999, the Louisiana Commission conducted a proceeding to study restructuring and retail competition. Parties submitted comments, and hearings were held on a number of specific restructuring topics. Also, as a part of that proceeding, utilities filed rate unbundling information with the Louisiana Commission staff.

      As a result of that proceeding, the Louisiana Commission staff released its report on industry restructuring, including its recommendations regarding retail competition in Louisiana. In its report, the Louisiana Commission staff recommended that electric industry restructuring should not proceed at this time because it is not in the public interest. However, the Louisiana Commission Staff proposed a restructuring plan as an alternative, in the event the Louisiana Commission Staff decides to move forward with the electric industry restructuring and retail competition. The Louisiana Commission voted to begin additional study and analysis of the issues associated with restructuring and has adopted a procedural schedule that will result in a final restructuring plan by January 1, 2001.

      Management cannot predict the ultimate outcome of the initiatives concerning restructuring and retail competition in Arkansas, Louisiana and Oklahoma, or their ultimate impact on the results of operations, financial condition, or competitive position of CSW, PSO and SWEPCO.

      The foregoing discussion constitutes forward-looking information within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information. See FORWARD -LOOKING INFORMATION.

      SEEBOARD Third Party Pension Litigation
      In the U.K., National Grid Group and National Power have been involved in continuing litigation regarding their use of actuarial surpluses set forth in the electricity industry's occupational pension plan, the ESPS. A High Court decision in favor of the National Grid Group and National Power was appealed. On February 10, 1999 the U.K. Court of Appeal ruled that the particular arrangements made by these corporations to dispose of part of the surplus were invalid due to procedural defects. This decision was confirmed at a later hearing of the U.K. Court of Appeal held in May 1999, although an opportunity for an appeal to be taken to the House of Lords, the highest court of appeal in the U.K., was granted.

      SEEBOARD employees are members of the ESPS, and SEEBOARD has made similar use of its actuarial surplus. As a result of subsequent legal clarification of certain issues arising from the hearing held in May 1999, the potential impact of the ruling on SEEBOARD has increased. The amount of the payments cancelled by SEEBOARD, both for past and future liabilities, amounts, in the aggregate, to approximately $70 million, excluding interest.

      The U.K. Court of Appeal did not order the National Grid Group or National Power to make payment into the ESPS, and the court indicated that any requirement to make such payments would be extreme since the ESPS already is in surplus. In the event that the court finally decides a payment by SEEBOARD into the ESPS is necessary, such a payment is likely to create additional pension fund surplus, which the company should then be able to utilize over the next several years.

      The National Grid Group has indicated its intention to appeal to the House of Lords. The final outcome of this appeal cannot presently be determined. Management is unable currently to predict the amount of any payment that it may be required to make to ESPS or the effect, if any, of the ultimate outcome of the appeal on CSW's results of operations and financial condition.

      The foregoing discussion constitutes forward-looking information within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information. See FORWARD -LOOKING INFORMATION.


RATES AND REGULATORY MATTERS

      Texas Legislation
      In June 1999, legislation was enacted that will ultimately restructure the electric utility industry in Texas. The new law gives Texas customers of investor-owned utilities the opportunity to choose their electric provider beginning on January 1, 2002. CSW is currently analyzing the impact of the Texas electric utility industry restructuring legislation and expects to complete its analysis of the legislation during the third quarter of 1999. Based on the overall framework and objective of the legislation regarding recovery of stranded costs and regulatory assets, no adjustments to earnings were recorded in the second quarter of 1999 and no significant adjustments to earnings are anticipated. The Texas Commission has established numerous task forces, including representatives from CPL, SWEPCO and WTU, to address various issues associated with the restructuring legislation and to provide further guidance regarding implementation of the restructuring.

      The foregoing discussion constitutes forward-looking information within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information. See FORWARD -LOOKING INFORMATION.

      Also see ITEM 2. MD&A - RECENT DEVELOPMENTS AND TRENDS, Texas for additional information on legislation.

      CPL Rate Review - Docket No. 14965
      In November 1995, CPL filed with the Texas Commission a request to increase its retail base rates by $71 million. On October 16, 1997, the Texas Commission issued the CPL 1997 Final Order. The CPL 1997 Final Order lowered the annual retail base rates of CPL by approximately $19 million, or 2.5%, from CPL's rate level existing prior to May 1996. The Texas Commission also included a "glide path" rate reduction methodology in the CPL 1997 Final Order pursuant to which CPL's annual rates would be reduced by $13 million on May 1, 1998 and an additional $13 million on May 1, 1999.

      CPL filed an appeal of the CPL 1997 Final Order to the State District Court of Travis County to challenge the resolution of several issues in the rate case. The primary issues include: (i) the classification of $800 million of invested capital in STP as ECOM which was assigned a lower return on equity than non-ECOM property; (ii) the Texas Commission's application of the "glide path" rate reduction methodology applied on May 1, 1998 and May 1, 1999; and (iii) the $18 million of disallowed affiliate expenses from CSW Services. As part of the appeal, CPL sought a temporary injunction to prohibit the Texas Commission from implementing the "glide path" rate reduction methodology. The court denied the temporary injunction, and the "glide path" rate reductions were implemented in May 1998 and May 1999. Hearings on the appeal were held during the third quarter of 1998, and a judgment was issued in February 1999 affirming the Texas Commission order, except for a consolidated tax issue in the amount of $6 million, which was remanded to the Texas Commission. Although CPL filed an appeal of this most recent order to the Court of Appeals, management is unable to predict how the final resolution of these issues will ultimately affect CSW's and CPL's results of operations and financial condition. On May 4, 1999, AEP and CSW announced that they had reached a stipulated agreement with the general counsel of the Texas Commission and other intervenors in the state of Texas related to the AEP/CSW merger case. If the stipulated agreement is approved by the Texas Commission and the AEP Merger is ultimately consummated, CSW will withdraw its appeal with respect to the "glide path" rate reduction methodology. See NOTE 5. PROPOSED AEP MERGER and ITEM 2. MD&A - PROPOSED AEP MERGER for additional information on the stipulated agreement.

      Also see ITEM 1 - NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS, CPL Rate Review Docket No. 14965 for a discussion of the CPL 1997 Final Order.

      SWEPCO Louisiana Rate Review
      In December 1997, the Louisiana Commission announced it would review SWEPCO's rates and service. The Louisiana Commission has selected consultants and legal counsel to perform a review of SWEPCO's rates and charges and to review SWEPCO's quality of service. The Louisiana Commission's legal counsel issued a report in June 1999, reflecting a Louisiana revenue excess of $28 million. SWEPCO believes the report contains significant theoretical and mathematical errors and filed its rebuttal testimony on August 10, 1999. Hearings are scheduled to begin in September 1999. Management cannot predict the outcome of this review.

      SWEPCO Arkansas Rate Review
      In June 1998, the Arkansas Commission indicated that it would conduct a review of SWEPCO's earnings. The review began in July 1998. SWEPCO has entered into a settlement with the general staff of the Arkansas Commission and the Arkansas Attorney General's Office. The settlement was filed on July 30, 1999 and reduces base rates $5.3 million, or 5%. SWEPCO continues discussions with the other remaining party. Management cannot predict the outcome of this review.

       Regulatory Draft Price Proposal for SEEBOARD
       On August 12, 1999, OFGEM published its draft price proposals and results from its current United Kingdom electricity distribution review. OFGEM has recommended revenue reductions in SEEBOARD's distribution business. If adopted, these proposals would reduce net income for SEEBOARD in the year 2000 by $40 million to $50 million, and $60 million to $75 million on an annual basis, dependent upon the level of further cost reductions that can be achieved. CSW's net income from SEEBOARD USA, its United Kingdom business segment, was $107 million for the twelve months ended June 30, 1999. In addition, OFGEM has proposed the re-allocation of a further 13%, or $45 million of pre-tax costs out of SEEBOARD's distribution business into its supply business, the impact of which is expected to be broadly earnings neutral.

      SEEBOARD continues to analyze the draft recommendations and their potential effects on earnings and to seek a reduction in the severity of OFGEM's proposed recommendations. SEEBOARD is also currently analyzing future potential cost reductions that can partially mitigate the impact of these proposals. OFGEM is expected to finalize its recommendations in November 1999, which would take effect in April 2000 for five years. SEEBOARD cannot predict whether the draft price proposals ultimately will be adopted by OFGEM and, if they are adopted, the final form of the proposals.

       If OFGEM's draft price proposals for SEEBOARD ultimately were adopted without change, implementation of the price proposals would have a material adverse effect on the future results of operations of SEEBOARD USA and CSW. In addition, implementation of the price proposals as drafted could adversely affect the financial condition of SEEBOARD USA, but would not be expected to adversely affect the financial condition of CSW.

      The foregoing discussion constitutes forward-looking information within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information. See FORWARD -LOOKING INFORMATION.

      Other
      Reference is made to NOTE 2 LITIGATION AND REGULATORY PROCEEDINGS for information regarding fuel proceedings at CPL, SWEPCO and WTU.


DIVERSIFIED ELECTRIC

      CSW Energy
      CSW Energy presently owns interests in seven operating power projects totaling 1,308 MW which are located in Colorado, Florida and Texas. CSW Energy began construction in August 1998 of a 500 MW merchant power plant, known as Frontera, in the Rio Grande Valley, near the city of Mission, Texas. The natural gas-fired facility began simple cycle operation of 330 MW in July 1999 and is scheduled to commence combined cycle operation by the end of 1999. Pursuant to AEP's and CSW's stipulated agreement with several intervenors in the state of Texas related to the AEP Merger, CSW Energy will sell 250 MW of Frontera upon completion of the merger. See ITEM 1. - NOTE 5. PROPOSED AEP MERGER and MD&A-PROPOSED AEP MERGER for additional information including timing of the sale.

      CSW Energy has entered into an agreement with Eastman Chemical Company to construct and operate a 440-MW cogeneration facility in Longview, Texas. This facility will be known as the Eastex Cogeneration Project. Construction of the facility is scheduled to begin in the fourth quarter of 1999, with expected operation in 2001. Excess electricity generated by the plant will be sold by CSW Energy in the wholesale electricity market. Since Eastex will be built as a qualifying facility, CSW Energy will be required to sell 50% of the plant prior to commercial operation.

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

      CSW International and its 50% partner, Scottish Power plc, have entered into a joint venture to construct and operate the South Coast power project, a 400-MW combined cycle gas turbine power station in Shoreham, United Kingdom. CSW International has guaranteed approximately (pound)19 million of the (pound)190 million construction financing, and the permanent financing is unconditionally guaranteed by the project. Construction of the project began in March 1999 and commercial operation is expected to begin in 2000.

      Through June 30, 1999, CSW International had purchased a 36% equity interest, in Vale for $80 million. CSW International also issued $100 million of debt to Vale, convertible to equity by the end of 1999. CSW International accounts for its $80 million investment in Vale on the equity method of accounting, and the $100 million of debt as a loan.

      In mid-January 1999, amid market instability, the Brazilian government abandoned its policy of pegging the Brazilian Real in a broad range against the dollar. This action resulted in a 48% devaluation of the Brazilian currency by the end of June 1999. Vale is unfavorably affected by the devaluation primarily due to the revaluation of foreign denominated debt.

      CSW International has a put option, which, if exercised, requires Vale to purchase CSW International shares at a minimum price equal to the purchase price for Vale. As a result of the put option arrangement, management has concluded that CSW International's investment carrying amount will not be reduced below the put option value unless there is deemed to be a permanent impairment. Pursuant to the put option arrangement, CSW International will not recognize its proportionate share of any future earnings until its proportionate share of any losses of Vale are recognized. At June 30, 1999, CSW International had deferred losses, after tax, of approximately $19 million. CSW International views its investment in Vale as a long-term investment, which has significant long-term value. Management will continue to closely evaluate the changes in the Brazilian economy and its impact on CSW International's investment in Vale.

      As of June 30, 1999, CSW International had invested $110 million in stock of a Chilean electric company. The investment is classified as securities available for sale and accounted for by the cost method. Based on the market value of the shares and foreign exchange rates, the value of the investment at June 30, 1999 was $72 million. The reduction in the carrying value of this investment has been reflected in Other Comprehensive Income in CSW's Consolidated Statements of Stockholders' Equity. Management views its investment in Chile as a long-term investment strategy and believes this investment continues to have significant long-term value and that it is recoverable. Management will continue to closely evaluate the changes in the South American economy and its impact on CSW International's investment in the Chilean electric company.

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

      Year 2000 readiness is a top priority for CSW. The formal project was initiated in late 1996 at which time an executive sponsor and project manager were named and a centralized project management office was formed. More than 30 readiness teams were initiated and they have completed the readiness activities for critical systems. Those teams represent the equivalent of about 90 full-time employee positions working on year 2000 readiness. The teams used a formal approach that included inventory, assessment, remediation, testing of systems and development of contingency plans. Formal progress checkpoints continue on a biweekly basis. An executive oversight council comprised of the functional vice presidents continues to convene monthly to review progress and address issues. The project executive sponsor provides updates to top management on a weekly basis and at every Board of Directors' Audit Committee meeting.

      CSW has completed a review of its year 2000 project in 1998. External consultants assisted in the review. The purpose of the review was to assess the project plans and processes to ensure that the significant risks to CSW associated with the year 2000 are prudently managed. Several changes were incorporated into the year 2000 project as a result of the 1998 review findings. Internal reviews of the remediation and testing processes, continuing readiness processes, and contingency plans are being conducted in the third quarter of 1999.

      State of Readiness
      Key milestones for the CSW system-wide year 2000 program, excluding SEEBOARD and Vale, are listed below:

- A detailed inventory and assessment of critical systems was completed in the third quarter of 1998. This includes switchboards, elevators, environmental controls, vehicles, metering systems, and embedded logic or real time control systems in support of generation and delivery of electricity. The findings indicate that less than 15% of installed controls have microprocessors, very few have date logic and over 90% of those with date logic already process new millennium dates correctly. The need for additional functionality in the early 1990's resulted in the modernization of several electric operation systems that has reduced the conversion requirements. On June 2, 1999, CSW announced it had completed year 2000 readiness activities within its critical power production and delivery systems at its four U.S. Electric Operating Companies.

-  Inventory  and  assessment  of  business   applications  and  vendor-supplied
   software were completed in the first quarter of 1997. Only 25% of the business application programs were determined to require remediation by December 1999.

- Plans for modification and certification testing of business application software were completed in the third quarter of 1997.

- Remediation plans and schedules for business applications were established in the fourth quarter of 1997, and conversion and certification activities were initiated. As of June 30, 1999, all business critical applications of the U.S. Electric Operating Companies and shared services organizations were converted and certified.

      SEEBOARD completed an inventory of date dependent assets including, but not limited to, embedded chip technology, software, hardware, applications, telecommunications, access and security systems in the third quarter of 1998. SEEBOARD completed an assessment of all critical systems in January 1999. Remediation and testing of mission critical distribution and safety systems were completed in March 1999. The remediation of all other critical path systems is on schedule for completion in July 1999. Final verification of those systems is scheduled for completion in the third quarter of 1999. The most recent survey in June 1999 by the U.K. Office of the Gas and Electric Markets indicates a 96% completion in relation to electric operations in the electricity industry.

      Vale completed an inventory of date dependent assets and critical systems in the fourth quarter of 1998. As of June 30, 1999, Vale had also completed the remediation and testing of all critical systems. Only non-critical items and some contingency remains. The target completion for those items is September 30, 1999.

      Cost to Address Year 2000 Issues
      Work related to the year 2000 project is being performed using a mix of internal and external resources. The funds for year 2000 project expenditures are included in CSW's budget. The costs related to the project are expensed as incurred. As of June 30, 1999, historical cost incurred to date for the year

2000 project is approximately $20 million, $10 million of which was incurred in the first six months of 1999. Remaining activities are expected to cost an additional $14 million to $16 million over the next 9 months. Approximately 36% of the projected cost is for redeployment of existing labor resources. Approximately 30% of the projected cost is for outside contract labor. The remaining 34% of the projected cost is for computer hardware and software purchases.

      In the first quarter of 1999, a software version upgrade to provide contract management features to the materials management information system was deferred until calendar year 2000 in order to minimize risk. The financial impact of this deferment is minimal, as minor enhancements to the current design have provided an alternative, interim solution for the needed functionality. No other planned CSW computer information system projects have been affected by the year 2000 project, but that may change as the year 2000 approaches and change freezes are implemented to further minimize risk. Accordingly, no estimate has been made for the financial impact of any future projects foregone due to resources allocated to the year 2000 project.

      Risk of Year 2000 Issues
      The greatest financial risk to the CSW domestic operation would be a total inability to generate and deliver electricity. Many primary systems and backup systems would have to fail in order for that total inability to occur.

      On May 31, 1999, CSW completed year 2000 readiness activities within its critical power production and delivery systems at its U.S. Electric Operating Companies and no year 2000 issues were found that would have caused power plants to fail. Risk of power plant failure is limited because 50% of power plant controls do not operate with date sensitive logic. Additionally, the year 2000 issues, which were identified in the plants, are generally minor issues typically affecting reporting systems.

      The vast majority of the transmission and distribution system consists of wires, poles, transformers, switches and fuses for which year 2000 is not an issue. Fewer than 15% of control systems that operate transmission and distribution equipment are micro-processor based, and of those, 95% were found to process year 2000 dates correctly. The standard residential meter is not affected; however, about 10% of industrial and large commercial meters have microprocessors. Most of those microprocessors process dates correctly and those that did not have been modified and certified year 2000 ready.

      The systems that required the greatest amount of work are the software applications that support business functions such as customer billing and accounting. CSW completed all year 2000 readiness activities on these critical business support systems on June 30, 1999.

      Currently, no cost estimate exists related to CSW's year 2000 risk.

      The greatest risk to SEEBOARD is that it is part of a large supplier chain. While SEEBOARD is confident of its ability to ensure that there will be no year 2000 impact to the distribution network, it is reliant upon both the generators and the National Grid in the U.K. However, the risk is considered minimal.

      To date at SEEBOARD, the year 2000 testing on embedded chip technology has revealed a less than 2% failure rate.

      Contingency Plans
      Contingency plans have been in place in CSW's domestic electric operation for years to address problems resulting from weather. These plans have been updated to include year 2000 issues. Contingency planning is engineered into the transmission and distribution systems as it is designed with the capability to bypass failed equipment. A margin of power generation reserve above what is needed is normally maintained. This reserve is a customary operating contingency plan that allows CSW to operate normally even when a power plant unexpectedly quits operating. Backup supplies of fuels are normally maintained at CSW power plants. Natural gas plants have fuel oil as a backup and multiple pipelines provide redundant supplies. At coal plants about 40-45 days of extra coal is kept on hand.

      The North American Electric Reliability Council has coordinated with all national power regions to assess the risks and to develop contingency plans within the national electric delivery system. During the fourth quarter of 1998, CSW developed first drafts of the contingency plans to address year 2000 issues. These contingency plans were completed in the second quarter of 1999. CSW participated in an industry-wide drill focused on sustaining reliable operations with a simulated partial loss of voice and data communications on April 9, 1999. The drill results clearly demonstrated CSW's ability to successfully sustain reliable operations while using backup or alternative communication means. Additionally, CSW will participate in an industry-wide drill to test its operational preparedness in the third quarter of 1999. This drill will be a rehearsal of December 31, 1999 and January 1, 2000 operations and will further validate the contingency plans. Final verification of external interfaces will be performed over the remainder of 1999. Contingency plans will continue to be revised as needed.

      The CSW supply chain has contacted over 6,000 suppliers to determine their organization readiness and over 70% responded. Approximately 250 of those 6,000 are mission critical suppliers, of which 100% have responded that their organizations are either ready for the year 2000 or will be before December 31, 1999. Contingency plans have been developed to cover the possible failure of any critical suppliers that may not achieve their readiness goals on time. Additionally, mission critical inventories will be increased.

      Like CSW's U.S. operations, SEEBOARD also has contingency plans that have been in place for years to address problems resulting from weather. These plans are covered effectively within the distribution and customer service business areas and are being updated to include year 2000 scenarios. Each service provider group within SEEBOARD has presented their plans for coverage over the millennium period to the rest of the organization. The business contingency planners appointed within each business are now incorporating this information in the business continuity plans. These plans are continually being reviewed by SEEBOARD's year 2000 central team. SEEBOARD is working with other utilities through interest groups and the national grid on interface contingency plans and testing. In addition to contingency plans, business areas are identifying key tasks that will be performed during the year-end roll-over period to ensure continuity of business.

      In view of a pending merger, the CSW and AEP year 2000 project management teams engage in frequent communication to share best practices and to exchange information on progress, obstacles and issues relative to the year 2000 efforts.

      The preceding discussion contains forward-looking information within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD-LOOKING INFORMATION.


ACCOUNTING STANDARDS

      SFAS No. 137
      SFAS No. 137, an amendment to SFAS No. 133, defers the effective date for implementation of SFAS No. 133 to fiscal years beginning after June 15, 2000, which makes this statement applicable for CSW in 2001. CSW is currently analyzing the effects of SFAS No. 133 on its results of operations and financial condition.

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

      The U.S. Electric Operating Companies experience commodity price exposures related to the purchase of fuel supplies for the generation of electricity and for the sale and purchase of power and energy. Contracts that provide for the future delivery of these commodities may contain spot and forward pricing, volume and/or derivative terms designed to manage price exposure for the benefit of customers and to take advantage of strategic opportunities.

      In response to the development of a more competitive electric energy market, CSW has received regulatory approval which authorizes the four U.S. Electric Operating Companies to conduct a pilot program involving power sales agreements at tariffed rates with a fixed fuel cost. To offset the commodity price risk associated with these contracts, CSW has entered into natural gas swaps and futures contracts. These agreements cover natural gas deliveries through year-end 2000. Natural gas volumes purchased to perform these contracts for which CSW has secured swap agreements represents approximately 1% of annual natural gas purchases.

      The table below provides information about CSW's contracts that are sensitive to changes in commodity prices. The swaps hedge commodity price exposure through the year 2000. Cash outflows on the swap agreements should be offset by increased margins on electricity sales to customers under tariffed rates with fixed fuel costs. The electricity forward contracts hedge a portion of CSW's energy requirements through 2000. The average contract price for forward purchases is $68 per MWH, and the average contract price for forward sales is $83 per MWH. The option contract facilitated management with respect to power price and volume volatility.

      Contractual commitments at June 30, 1999 are as follows:

    Products             Net Notional      Fair Value of       Fair Value of
                            Amount            Assets            Liabilities
    ----------------------------------------------------------------------------
                                                      (millions)
    Swaps                7,010,000 MMbtu          $1                 $--
    Forwards: purchases    513,600 MWH            --                   8
              sales        291,200 MWH             6                  --
    Option    sale          73,600 MWH            --                   1

      CSW has, at times, been exposed to currency and interest rate risks which reflect the floating exchange rate that exists between the U.S. dollar and the British pound. CSW has utilized certain risk management tools to manage adverse changes in exchange rates and to facilitate financing transactions resulting from CSW's acquisition of SEEBOARD. At June 30, 1999, CSW had positions in two cross currency swap contracts, which were used to eliminate currency fluctuations in respect of the $400 million of debt. The following table presents information relating to these contracts. The market value represents the foreign exchange/interest rate terms inherent in the cross currency swaps at current market pricing. CSW expects to hold these contracts to maturity. At exchange rates on June 30, 1999, this liability is included in long-term debt on the balance sheet at a carrying value of approximately $407 million.

                                              Expected        Expected Cash
                                             Cash Inflows        Outflows
Contract                  Maturity Date    (Maturity Value)   (Market Value)
-----------------------------------------------------------------------------
Cross currency swaps      August 1, 2001     $200 million     $208.9 million
Cross currency swaps      August 1, 2006     $200 million     $224.5 million


      For information  related  to currency  risk in South America see ITEM 1. -
NOTE 7. SOUTH AMERICAN INVESTMENTS.

      The preceding discussion constitutes forward-looking information within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information. See FORWARD-LOOKING INFORMATION.

PART II. - OTHER INFORMATION

      For background and earlier developments relating to PART II information, reference is made to the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 1998 and Combined Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.


ITEM 1.  LEGAL PROCEEDINGS.

      Other Legal Claims and Proceedings
      The CSW System is party to various other legal claims and proceedings arising in the normal course of business. Management does not expect disposition of these matters to have a material adverse effect on the Registrants' results of operations or financial condition. See PART I. - NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS and NOTE 3 COMMITMENTS AND CONTINGENT LIABILITIES.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS:

 (2)  Plan   of   Acquisition,   reorganization,   arrangement,  liquidation  or
      succession.

      Third Amendment to Joint Plan of Reorganization for Cajun Electric Power Cooperative, Inc. submitted by the Committee of Certain Members, Southwestern Electric Power Company and Washington-St. Tammany, Dated May 14, 1999 (Exhibit 2.1), filed herewith.

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

(b) REPORTS FILED ON FORM 8-K:
CSW, CPL, PSO, SWEPCO and WTU
Date of earliest event reported:  June 18, 1999
Date of report:  July 7, 1999
Item 5. Other Events and Item 7 Financial Statements and Exhibits, reporting developments related to Texas Electric restructuring legislation, July 1999 SWEPCO Plan and the proposed AEP/CSW merger.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned Registrant shall be deemed to relate only to matters having reference to such Registrant or its subsidiaries.

                             CENTRAL AND SOUTH WEST CORPORATION

Date: August 13, 1999                /s/ Lawrence B. Connors
                                     Lawrence B. Connors
                                     Controller and Chief Accounting Officer
                                     (Principal Accounting Officer)



                               CENTRAL POWER AND LIGHT COMPANY
                              PUBLIC SERVICE COMPANY OF OKLAHOMA
                             SOUTHWESTERN ELECTRIC POWER COMPANY
                                WEST TEXAS UTILITIES COMPANY

Date: August 13, 1999                /s/ R. Russell Davis
                                     R. Russell Davis
                                     Controller and Chief Accounting Officer
                                     (Principal Accounting Officer)