Form 10-Q
period 1999-09-30
CENTRAL & SOUTH WEST CORP; CENTRAL POWER & LIGHT CO /TX/; PUBLIC SERVICE CO OF OKLAHOMA; SOUTHWESTERN ELECTRIC POWER CO; WEST TEXAS UTILITIES CO
filed 1999-11-15
CIK 18540, 18734, 81027, 92487, 105860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
              (X) COMBINED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1999

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

Common Stock Outstanding at November 5, 1999                   Shares
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

               CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY COMPANIES

                    TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q
                               SEPTEMBER 30, 1999



GLOSSARY OF TERMS..............................................................3


FORWARD-LOOKING INFORMATION....................................................5


PART I. - FINANCIAL INFORMATION................................................6


  ITEM 1.  FINANCIAL STATEMENTS................................................6
    CENTRAL AND SOUTH WEST CORPORATION.........................................6
    CENTRAL POWER AND LIGHT COMPANY...........................................16
    PUBLIC SERVICE COMPANY OF OKLAHOMA........................................24
    SOUTHWESTERN ELECTRIC POWER COMPANY.......................................32
    WEST TEXAS UTILITIES COMPANY..............................................40
    NOTES TO FINANCIAL STATEMENTS.............................................49

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS.......................................................68

  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........88

PART II. - OTHER INFORMATION..................................................90


  ITEM 1.  LEGAL PROCEEDINGS..................................................90

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................90

SIGNATURES....................................................................91

GLOSSARY OF TERMS
The following abbreviations or acronyms used in this text are defined below:

Abbreviation or Acronym    Definition
AEP ....................American Electric Power Company, Inc.
AEP Merger .............Proposed merger between AEP and CSW in which CSW would become a wholly-owned subsidiary of AEP
ALJ ....................Administrative Law Judge
Alpek ..................Alpek S.A. de C.V.
Altamira................CSW International cogeneration project in Altamira,
                        Tamaulipas, Mexico
Arkansas Commission ....Arkansas Public Service Commission
Btu ....................British thermal unit
C3 Communications ......C3 Communications, Inc., Austin, Texas (formerly CSW
                        Communications, Inc.)
Cajun ..................Cajun Electric Power Cooperative, Inc.
CLECO ..................Central Louisiana Electric Company, Inc.
Court of Appeals .......Court of Appeals, Third District of Texas, Austin, Texas
CPL ....................Central Power and Light Company, Corpus Christi, Texas
CPL 1997 Final Order ...Final orders received from the Texas Commission in CPL's rate case Docket No., 14965, including both the order received on September 10, 1997 and the revised order received on October 16, 1997
CSW ....................Central and South West Corporation, Dallas, Texas
CSW Credit .............CSW Credit, Inc., Dallas, Texas
CSW Energy .............CSW Energy, Inc., Dallas, Texas
CSW International ......CSW International, Inc., Dallas, Texas
CSW Services ...........Central and South West Services, Inc., Dallas, Texas and
                        Tulsa, Oklahoma
CSW System .............CSW and its subsidiaries
DHMV ...................Dolet Hills Mining Venture
Diversified Electric ...CSW Energy and CSW International and their subsidiaries
ECOM ...................Excess cost over  market
EITF 97-4...............Emerging Issues Task Force Consensus 97-4, Deregulation
                        of the Pricing of Electricity - Issues Related to the Application of SFAS Nos. 71 and 101.
EPA ....................United States Environmental Protection Agency
ERCOT ..................Electric Reliability Council of Texas
ESPS....................Electricity Supply Pension Scheme
Exchange Act ...........Securities Exchange Act of 1934, as amended
EWG ....................Exempt Wholesale Generator
FCC.....................Federal Communications Commission
FERC ...................Federal Energy Regulatory Commission
Frontera................A 500 MW merchant power plant located near the city of
                        Mission, Texas owned by CSW Energy
FUCO ...................Foreign utility company as defined in the Holding
                        Company Act
FMBs....................First Mortgage Bonds
Holding Company Act ....Public Utility Holding Company Act of 1935, as amended
IBEW ...................International Brotherhood of Electrical Workers
July 1999 SWEPCO Plan...The amended plan of reorganization for Cajun filed by the Members Committee and SWEPCO on July 28, 1999 with the U.S. Bankruptcy Court for the Middle District of Louisiana
Legislative Joint Electric Utility
  Task Force............Task force created by the Oklahoma  Legislature to study electric utility industry restructuring issues in the state of Oklahoma
LIFO ...................Last-in first-out (inventory accounting method)
Louisiana Commission ...Louisiana Public Service Commission
MD&A ...................Management's Discussion and Analysis of Financial
                        Condition and Results of Operations
MDEQ ...................Mississippi Department of Environmental Quality
MGP ....................Manufactured gas plant or coal gasification plant
Mississippi Power ......Mississippi Power Company
MMbtu ..................Million Btu
MW .....................Megawatt
MWH ....................Megawatt-hour
National Grid Group ....National Grid Group plc
National Power..........National Power plc
Northeastern Power
  Station...............Northeastern Power Station, Oologah, Oklahoma
NRC ....................Nuclear Regulatory Commission
Numanco.................Nuvest, Inc., Numanco, LLC and Numanco, Inc.

The following abbreviations or acronyms used in this text are defined below:

Abbreviation or Acronym       Definition
OFGEM...................The Office of Gas and Electricity Markets, United
                        Kingdom
Oklahoma Commission ....Corporation Commission of the State of Oklahoma
PCB ....................Polychlorinated biphenyl
PRP ....................Potentially responsible party
PSO ....................Public Service Company of Oklahoma, Tulsa, Oklahoma
Registrant(s) ..........CSW, CPL, PSO, SWEPCO and WTU
SEC ....................United States Securities and Exchange Commission
SEEBOARD ...............SEEBOARD Group plc, Crawley, West Sussex, United Kingdom
SEEBOARD USA............CSW's investment in SEEBOARD as consolidated and converted pursuant to U.S. Generally Accepted Accounting Principles
SFAS ...................Statement of Financial Accounting Standards
SFAS No. 34.............Capitalization of Interest Cost
SFAS No. 52 ............Foreign Currency Translation
SFAS No. 71 ............Accounting for the Effects of Certain Types of
                        Regulation
SFAS No. 101............Regulated Enterprises - Accounting for the
                        Discontinuance of Application of SFAS No. 71
SFAS No. 121............Accounting for the Impairment of Long-Lived Assets and
                        for Long-Lived Assets to be Disposed of
STP ....................South Texas Project nuclear electric generating station
SWEPCO .................Southwestern Electric Power Company, Shreveport,
                        Louisiana
Texas Commission .......Public Utility Commission of Texas
Texas Legislation.......Texas Senate Bill 7 relating to deregulation of electric utility industry
Trust Preferred
  Securities............Collective term for securities issued by business trusts of CPL, PSO and SWEPCO classified on the balance sheet as Certain Subsidiary (or CPL/PSO/SWEPCO)-obligated, mandatorily redeemable preferred securities of subsidiary trusts holding solely Junior Subordinated Debentures of such Subsidiaries (or CPL/PSO/SWEPCO)
U.K. Electric...........SEEBOARD USA
U.S. Electric Operating Companies or
     U.S. Electric .....CPL, PSO, SWEPCO and WTU
UWUA....................Utility Workers Union of America
Vale ...................Empresa De Electricidade Vale Paranapanema S/A, a
                        Brazilian Electric Distribution Company
WTU ....................West Texas Utilities Company, Abilene, Texas
Yorkshire ..............Yorkshire Electricity Group plc, a regional electricity company in the United Kingdom

FORWARD-LOOKING INFORMATION

This report made by CSW and certain of its subsidiaries contains forward-looking statements within the meaning of Section 21E of the Exchange Act. Although CSW and each of its subsidiaries believe that their expectations are based on reasonable assumptions, any such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:

- the impact of general economic changes in the United States and in countries in which CSW either currently has made or in the future may make investments,
- the impact of the proposed AEP Merger including any regulatory conditions imposed on the merger, the inability to consummate the AEP Merger, or other merger and acquisition activity,
- increased competition and the restructuring of the electric utility industry in the United States,
- federal and state regulatory developments and changes in law which may have a substantial adverse impact on the value of CSW System generating and other assets,
-        timing and adequacy of rate relief,
-        adverse changes in electric load and customer growth,
-        climatic changes or unexpected changes in weather patterns,
- changing fuel prices, generating plant and distribution facility performance,
-        decommissioning costs associated with nuclear generating  facilities,
- costs associated with any year 2000 computer related failure(s) either within the CSW System or supplier failures that adversely affect the CSW System,
- uncertainties in foreign operations and foreign laws affecting CSW's investments in those countries,
- the effects of retail competition in the natural gas and electricity distribution and supply businesses in the United Kingdom,
- the timing and success of efforts to develop domestic and international power projects, and
-        risks associated with hedging and other risk management techniques.

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


                       CENTRAL AND SOUTH WEST CORPORATION


                        PART I. - FINANCIAL INFORMATION.

                          ITEM 1. FINANCIAL STATEMENTS.

CSW
Consolidated Statements of Income (unaudited)
Central and South West Corporation
--------------------------------------------------------------------------------

                                            Three Months Ended Nine Months Ended
                                              September 30,      September 30,
                                             ----------------   ----------------
                                              1999     1998     1999      1998
                                             -------  -------   ------   -------
                                            (millions, except per share amounts)
Operating Revenues
    U.S. Electric                            $1,170   $1,172   $2,758    $2,746
    United Kingdom                              354      352    1,192     1,288
    Other diversified                            94       57      212       148
                                             -------  -------   ------   -------
                                              1,618    1,581    4,162     4,182
Operating Expenses and Taxes
    U.S. Electric fuel                          386      388      908       939
    U.S. Electric purchased power                54       39      119        86
    United Kingdom cost of sales                211      224      747       879
    Other operating                             299      232      816       705
    Maintenance                                  42       41      144       114
    Depreciation and amortization               159      126      424       375
    Taxes, other than income                     39       44      152       145
    Income taxes                                 93      143      162       218
                                             -------  -------   ------   -------
                                              1,283    1,237    3,472     3,461
                                             -------  -------   ------   -------
Operating Income                                335      344      690       721
                                             -------  -------   ------   -------

Other Income and (Deductions)
    Other                                         9        5       33        33
    Non-operating income taxes                   (2)       3       (9)        2
                                             -------  -------   ------   -------
                                                  7        8       24        35
                                             -------  -------   ------   -------

Income Before Interest and Other Charges        342      352      714       756
                                             -------  -------   ------   -------

Interest and Other Charges
    Interest on long-term debt                   74       78      227       238
    Interest on short-term debt and other        29       33       83        92
    Distributions on Trust Preferred Securities   7        7       20        20
    Preferred dividend requirements of
     subsidiaries                                 2        1        6         6
   (Gain)/loss on reacquired preferred stock     --       --       --         1
                                             -------  -------   ------   -------
                                                112      119      336       357

Income Before Extraordinary Item                230      233      378       399

Extraordinary loss (net of tax of $5)            (8)      --       (8)       --
                                             -------  -------   ------   -------

Net Income for Common Stock                   $ 222    $ 233    $ 370     $ 399
                                             =======  =======   ======   =======

Average Common Shares Outstanding             212.6    212.5    212.6     212.3

Basic & Diluted Earnings per Share before
  Extraordinary Item                           1.08     1.10     1.78      1.88
Basic & Diluted Earnings per Share from
  Extraordinary Item                          (0.04)    0.00    (0.04)     0.00
                                             -------  -------   ------   -------
Basic and Diluted Earnings per Share         $ 1.04   $ 1.10    $ 1.74   $ 1.88
                                             =======  =======   ======   =======

Dividends Paid per Share of Common Stock     $0.435   $0.435    $1.305   $1.305
                                             =======  =======   ======   =======



       The accompanying notes to consolidated financial statements are an integral part of these statements.

CSW
Consolidated Statements of Stockholders' Equity
Central and South West Corporation
(millions)

                                                                          Accumulated
                                                     Additional           Other
                                            Common   Paid-in    Retained  Comprehensive
                                             Stock   Capital    Earnings  Income (Loss)   Total
                                            -------------------------------------------  ------

(audited)
Beginning Balance -- January 1, 1998          $743   $1,039     $1,751         $23       $3,556
   Sale of common stock                          1       10         --          --           11
   Common stock dividends                       --       --       (370)         --         (370)
   Other                                        --       --          2          --            2
                                                                                         -------
                                                                                          3,199

   Comprehensive Income:

      Foreign currency translation adjustment
       (net of tax of $2)                       --       --         --           7            7
      Unrealized loss on securities
       (net of tax of $8)                       --       --         --         (14)         (14)
      Adjustment for gain included in net
       income(net of tax of $4)                 --       --         --          (7)          (7)
      Minimum pension liability
       (net of tax of $0.6)                     --       --         --          (1)          (1)
      Net Income                                --       --        440          --          440
                                                                                         -------
         Total comprehensive income                                                         425

Ending Balance -- December 31, 1998           $744   $1,049     $1,823          $8       $3,624
                                            ===========================================  ======
(unaudited)
Beginning Balance -- January 1, 1999          $744   $1,049     $1,823          $8       $3,624
   Sale of common stock                         --        2         --          --            2
   Common stock dividends                       --       --       (277)         --         (277)
   Other                                        --       --         (1)         --           (1)
                                                                                         ------
                                                                                          3,348

   Comprehensive Income:
      Foreign currency translation adjustment
       (net of tax of $27)                      --       --         --         (50)         (50)
      Unrealized gain on securities
       (net of tax of $5)                       --       --         --           9            9
      Net Income                                --       --        370          --          370
                                                                                         ------
         Total comprehensive income                                                         329
                                            -------------------------------------------  ------
Ending Balance -- September 30, 1999          $744   $1,051     $1,915        ($33)      $3,677
                                            ===========================================  ======



       The accompanying notes to consolidated financial statements are an integral part of these statements.

CSW
Consolidated Balance Sheets
Central and South West Corporation

                                                       September 30 December 31,
                                                            1999        1998
                                                        (unaudited)  (audited)
                                                       ------------ ------------
                                                              (millions)

ASSETS
Fixed Assets
    Electric
        Production                                        $ 5,883       $ 5,887
        Transmission                                        1,636         1,594
        Distribution                                        4,843         4,681
        General                                             1,418         1,380
        Construction work in progress                         214           166
        Nuclear fuel                                          219           207
                                                       ------------ ------------
                                                           14,213        13,915
    Other diversified                                         452           333
                                                       ------------ ------------
                                                           14,665        14,248

  Less - Accumulated depreciation and amortization          5,941         5,652
                                                       ------------ ------------
                                                            8,724         8,596
                                                       ------------ ------------
Current Assets
    Cash and temporary cash investments                       160           157
    Accounts receivable                                     1,462         1,110
    Materials and supplies, at average cost                   145           191
    Electric utility fuel inventory                           112            90
    Under-recovered fuel costs                                 45             4
    Notes receivable                                          119           109
    Prepayments and other                                     126            90
                                                       ------------ ------------
                                                            2,169         1,751
                                                       ------------ ------------
Deferred Charges and Other Assets
    Regulatory assets                                       1,251         1,266
    Other non-utility investments                             406           432
    Securities available for sale                              62            66
    Goodwill                                                1,362         1,402
    Other                                                     457           384
                                                       ------------ ------------
                                                            3,538         3,550
                                                       ------------ ------------
                                                          $14,431       $13,897
                                                       ============ ============



       The accompanying notes to consolidated financial statements are an integral part of these statements.

CSW
Consolidated Balance Sheets
Central and South West Corporation

                                                   September 30,    December 31,
                                                     1999              1998
                                                   (unaudited)       (audited)
                                                   ------------     ------------
CAPITALIZATION AND LIABILITIES                                (millions)

Capitalization
    Common stock:   $3.50 par value
        Authorized shares:   350.0 million
        Issued and outstanding shares:  212.6 million  $ 744             $ 744
    Paid-in capital                                    1,051             1,049
    Retained earnings                                  1,915             1,823
    Accumulated other comprehensive income/(loss)        (33)                8
                                                   ------------     ------------
          Total Common Stock Equity                    3,677     46%     3,624    45%
                                                   ------------ --- ------------ ---
    Preferred stock                                      176      2%       176     2%
                                                   ------------ --- ------------ ---
    Certain Subsidiary-obligated, mandatorily
       redeemable preferred securities of
       subsidiary trusts holding solely
       Junior Subordinated Debentures of such
       Subsidiaries                                      335      4%       335     4%
    Long-term debt                                     3,804     48%     3,938    49%
                                                   ------------ --- ------------ ---
          Total Capitalization                         7,992    100%     8,073   100%
                                                   ------------ --- ------------ ---

Current Liabilities
    Long-term debt and preferred stock due within
      twelve months                                      223               169
    Short-term debt                                    1,064               811
    Short-term debt - CSW Credit                         944               749
    Loan notes                                            30                32
    Accounts payable                                     501               624
    Accrued taxes                                        280               190
    Accrued interest                                     107                84
    Customer deposits                                     78                80
    Other                                                200               138
                                                   ------------     ------------
                                                       3,427             2,877
                                                   ------------     ------------
Deferred Credits
    Accumulated deferred income taxes                  2,406             2,410
    Investment tax credits                               257               267
    Other                                                349               270
                                                   ------------     ------------
                                                       3,012             2,947
                                                   ------------     ------------
                                                    $ 14,431          $ 13,897
                                                   ============     ============


       The accompanying notes to consolidated financial statements are an integral part of these statements.

CSW
Consolidated Statements of Cash Flows (unaudited)
Central and South West Corporation
--------------------------------------------------------------------------------

                                                               Nine Months Ended
                                                                 September 30,
                                                                ----------------
                                                                 1999     1998
                                                                -------  -------
OPERATING ACTIVITIES                                              (millions)
    Net Income for Common Stock                                  $ 370    $ 399
    Non-cash Items and Adjustments
        Depreciation and amortization                              444      436
        Deferred income taxes and investment tax credits           (17)     (19)
        Preferred stock dividends included in Net Income for
         Common Stock                                                6        6
        Loss on reacquired preferred stock                          --        1
        Extraordinary loss related to SFAS No. 71                    8       --
    Changes in Assets and Liabilities
        Accounts receivable                                       (352)    (486)
        Accounts payable                                           (17)      62
        Accrued taxes                                               97      211
        Fuel inventory                                             (22)     (19)
        Fuel recovery                                              (66)      73
        Other                                                        1      (40)
                                                                -------  -------
                                                                   452      624
                                                                -------  -------
INVESTING ACTIVITIES
    Construction expenditures                                     (439)    (339)
    CSW Energy/CSW International projects                         (103)    (143)
    Other                                                          (23)       1
                                                                -------  -------
                                                                  (565)    (481)
                                                                -------  -------
FINANCING ACTIVITIES
    Common stock sold                                                2        8
    Long-term debt sold                                             33        5
    Reacquisition/retirement of long-term debt                    (202)    (181)
    Reacquisition of preferred stock                                --      (28)
    Change in short-term debt                                      448      365
    Payment of dividends                                          (283)    (279)
    Other                                                          120       73
                                                                -------  -------
                                                                   118      (37)
                                                                -------  -------

Effect of exchange rate changes on cash and cash equivalents        (2)       2

Net Change in Cash and Cash Equivalents                              3      108
Cash and Cash Equivalents at Beginning of Period                   157       75
                                                                -------  -------
Cash and Cash Equivalents at End of Period                       $ 160    $ 183
                                                                =======  =======

SUPPLEMENTARY INFORMATION
    Interest paid less amounts capitalized                       $ 289    $ 249
                                                                =======  =======
    Income taxes paid                                            $ 105     $ 49
                                                                =======  =======





       The accompanying notes to consolidated financial statements are an integral part of these statements.

CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY COMPANIES RESULTS OF
OPERATIONS

      Set forth below is information concerning the consolidated results of operations of CSW for the three and nine month periods ended September 30, 1999 and September 30, 1998. For information concerning the results of operations for each of the U.S. Electric Operating Companies, see the discussion under the heading RESULTS OF OPERATIONS following the financial statements of each of the U.S. Electric Operating Companies.


COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 1999 AND 1998


      CSW's net income for common stock decreased $11 million to $222 million in the third quarter of 1999 compared to $233 million in 1998. Earnings decreased due primarily to increased other operating expenses and higher depreciation and amortization. Partially offsetting these increased expenses were increased operating revenues from CSW Energy and lower income tax expense. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS Electric Utility Restructuring Legislation for information affecting earnings due to restructuring legislation in Texas and Arkansas. Various factors affecting third quarter earnings are discussed below.

      In the third quarter of 1999, the U.S. Electric Operating Companies and U.K. Electric contributed the following percentages to CSW's results of operations.

                                                          Corporate
                              U.S.       U.K.     Total   Items and
                            Electric   Electric  Electric   Other    Total
                           --------------------------------------------------
Operating Revenues            72%        22%       94%       6%       100%
Operating Income              84%        13%       97%       3%       100%
Income before
  Extraordinary Item          95%         9%       104%     (4)%      100%

      Operating revenues increased $37 million or 2% in the third quarter of 1999 compared to the same period a year ago due primarily to an increase in other diversified revenue resulting from the Frontera plant beginning commercial operations. Although operating revenues from U.S. Electric operations for the third quarter of 1999 were virtually flat when compared to the third quarter of 1998, there were large changes in the components of operating revenue. Fuel related revenues increased $11 million due to higher combined fuel expense as discussed in the following paragraph and increased sales to wholesale customers. Non-fuel related revenues decreased $14 million. Although non-fuel revenues from wholesale customers increased $21 million due to increased demand, non-fuel revenue from retail customers decreased $17 million due to milder weather in the third quarter of 1999. Also contributing to the decrease, revenue from electric service rendered and not yet billed decreased $12 million, and other non-MWH revenue decreased $10 million due primarily to the charge to revenues to reflect the excess earnings provision under the Texas Legislation. See NOTE 2.
LITIGATION  AND  REGULATORY   PROCEEDINGS  -  Electric   Utility   Restructuring
Legislation. Partially offsetting these decreases to non-fuel revenue, transmission related revenues increased $4 million primarily from changes to CSW's transmission coordination agreement. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - Transmission Coordination Agreement.

      U.S. Electric fuel expense decreased $2 million or 1% during the third quarter of 1999 compared to the same period a year ago due primarily to a decrease of $30 million in the recovery of deferred fuel costs resulting from a significant difference in fuel factors used to recover fuel expense from customers at PSO. The decrease was almost entirely offset by an increase in the average unit fuel cost to $1.93 per MMbtu from $1.70 per MMbtu. The increase was due to higher spot market natural gas prices. Purchased power expense increased $15 million or 38% for the comparison periods due primarily to higher economy energy purchases and the unscheduled outage of a coal-fired generating power plant. United Kingdom cost of sales decreased $13 million or 6% in the third quarter of 1999 compared to the same period a year ago due primarily to fluctuation in exchange rates.

      Other operating expense increased $67 million or 29% in the third quarter of 1999 compared to the same period a year ago. Other operating expenses increased $28 million at SEEBOARD primarily as a result of additional operating costs related to SEEBOARD's Powerlink joint venture to operate and maintain the electricity assets for the London Underground Rail System as well as increased expenses associated with operating in the competitive electricity market in the United Kingdom. CSW Energy's operating expenses also increased $27 million as a result of increased business activity at several of its plants. Also contributing to the increase in other operating expense were increased transmission expenses at the U.S. Electric operating companies related to the 1999 transmission coordination agreement adjustments. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - Transmission Coordination Agreement.

      Depreciation and amortization expense increased $33 million or 26% in the third quarter of 1999 compared to the same period a year ago due primarily to the recording of accelerated capital recovery under the excess earnings provisions of the Texas Legislation. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - Electric Utility Restructuring Legislation.

      Taxes, other than income decreased $5 million or 11% in the third quarter of 1999 due to decreased ad valorem tax expense partially offset by higher state franchise taxes.

      Income taxes decreased $50 million or 35% in the third quarter of 1999 compared to the same period a year ago due to lower taxable income, the reclassification of income tax related regulatory assets amortization to depreciation and amortization expense consistent with the Texas Legislation at CPL, and prior year adjustments to prior year income taxes. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - Electric Utility Restructuring Legislation.

      Interest and other charges decreased $7 million or 6% in the third quarter of 1999 compared to the same period a year ago due primarily to the maturity and reacquisition of long-term debt during 1998 and 1999 which was partially offset by higher interest charges related to an increase in short-term borrowings.

      The extraordinary loss resulted from legislation passed in Texas and Arkansas under which the electricity generation portion of CPL's, SWEPCO's and WTU's business in those states to no longer meet the criteria to apply SFAS No.
71. These changes resulted in an extraordinary loss, which had a cumulative effect of decreasing net income by $8.0 million. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - Electric Utility Restructuring Legislation.


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


      Net income for common stock decreased $29 million to $370 million in the first nine months of 1999 from $399 million for the same period in 1998 due primarily to increased operations and maintenance expenses and higher depreciation and amortization. The decrease in earnings was offset in part by higher non-fuel revenue for U.S. Electric operations due primarily to increased off-system sales and customer usage and growth, which were partially offset by milder weather. Various factors affecting earnings are discussed below.

      In the first nine months of 1999, the U.S. Electric Operating Companies and U.K. Electric contributed the following percentages to CSW's results of operations.

                                                         Corporate
                             U.S.      U.K.      Total   Items and
                           Electric  Electric  Electric    Other    Total
                           -------------------------------------------------
Operating Revenues            66%       29%       95%       5%       100%
Operating Income              79%       19%       98%       2%       100%
Income before
  Extraordinary Item          91%       18%      109%      (9)%      100%

      Operating revenues decreased $20 million in the first nine months of 1999 compared to the same period in 1998 due to lower revenues from United Kingdom operations. U.K. Electric revenues decreased $96 million in the first nine months of 1999 compared to the same period a year ago due primarily to lower sales  volumes  in the  business  market  and  the  loss of  domestic  customers following the opening of the electricity market to competition. Also contributing to the decrease in U.K. Electric revenues were the absence of revenues in 1999 from SEEBOARD's retail business, which was sold in June 1998, and unfavorable British pound to U.S. dollar exchange rate movements, partially offset by revenues from SEEBOARD's new Powerlink joint venture. Partially offsetting the decrease in operating revenues was an increase in other diversified revenues of $64 million for the comparison periods due primarily to increased business activity at CSW Energy. Also partially offsetting the decline in operating revenues was higher U.S. Electric fuel revenues due to higher combined fuel expense as discussed in the following paragraph and increased sales to wholesale customers. Further offsetting the decrease in operating revenues was higher non-fuel revenues of $4 million at the U.S. Electric Operating Companies due primarily to increased customer usage and growth and increased off-system sales.

      U.S. Electric fuel expense decreased $31 million or 3% during the first nine months of 1999 compared to the same period a year ago due primarily to a $41 million decrease in the recovery of deferred fuel costs that resulted from a significant difference in fuel factors used to recover fuel expense from customers at PSO. The decrease in fuel expense was offset in part by an increase in the average unit fuel cost to $1.78 per MMbtu in 1999 from $1.71 per MMbtu in 1998. The increase resulted primarily from higher natural gas and coal prices. Purchased power expenses increased $33 million or 38% for the comparison periods primarily at CPL and WTU. Purchased power expense increased at CPL due primarily to the refueling and 10-year inspection of STP Unit 1 as well as increased short-term economy energy purchases. Purchased power expense increased at WTU due primarily to an unscheduled outage at a coal-fired generating plant. United Kingdom cost of sales decreased $132 million or 15% in the first nine months of 1999 compared to the same period a year ago. The decrease was due primarily to a lower level of sales of electricity, the absence in 1999 of cost of sales for SEEBOARD's retail business and a lower British pound to U.S. dollar exchange rate compared to 1998.

      Other operating expense increased $111 million or 16% in the first nine months of 1999 compared to the same period a year ago due primarily to increased expenses of $51 million at SEEBOARD. Expenses increased at SEEBOARD as a result of additional operating costs related to SEEBOARD's Powerlink joint venture to operate and maintain the electricity assets for the London Underground Rail System as well as increased expenses associated with operating in the competitive electricity market in the United Kingdom. CSW Energy's operating expenses also increased $30 million as a result of increased business activity at several of its plants. Also contributing to the increase in other operating expense were increased transmission expenses at the U.S. Electric operating companies related to the 1999 transmission coordination agreement adjustments. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - Transmission Coordination Agreement. Maintenance expense increased $30 million or 26% due primarily to increased expenses associated with the 10-year inspection of STP Unit 1, as well as scheduled maintenance at other CSW System power plants.

      Depreciation and amortization expense increased $49 million or 13% in the first nine months of 1999 compared to the same period a year ago due to the recording of accelerated capital cost recovery under the excess earnings provisions of the Texas Legislation and to higher levels of depreciable plant. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - Electric Utility Restructuring Legislation.

      Taxes, other than income increased $7 million or 5% in the first nine months of 1999 compared to the same period a year ago due primarily to higher Texas state franchise taxes. Operating income taxes decreased $56 million or 26% due primarily to lower taxable income, the reclassification of income tax related regulatory assets amortization to depreciation and amortization expense consistent with the Texas Legislation at CPL, and prior year adjustments to prior year income taxes. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - Electric Utility Restructuring Legislation.

      Interest and other charges decreased $21 million or 6% in the first nine months of 1999 compared to the same period a year ago. This resulted primarily from lower interest expense on long-term debt in the amount of $11 million related to the maturity and reacquisition of long-term debt. Also contributing to the decrease in Interest and other charges was lower Interest on short-term debt and other of $9 million due primarily to the absence in 1999 of the interest expense related to the CPL 1998 bonded rate refund and lower interest rates on short-term financing.

      The extraordinary loss resulted from legislation passed in Texas and Arkansas under which the electricity generation portion of CPL's, SWEPCO's and WTU's business in those states to no longer meet the criteria to apply SFAS No.
71. These changes resulted in an extraordinary loss, which had a cumulative effect of decreasing net income by $8.0 million. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - Electric Utility Restructuring Legislation.

                                       CPL



                         CENTRAL POWER AND LIGHT COMPANY


                        PART I. - FINANCIAL INFORMATION.

                          ITEM 1. FINANCIAL STATEMENTS.

CPL
Consolidated Statement of Income (unaudited)
Central Power and Light Company

                                      Three Months Ended      Nine Months Ended
                                         September 30,          September 30,
                                      ------------------     ------------------
                                       1999      1998        1999        1998
                                     --------  --------   ---------   ---------
                                                       (thousands)

Electric Operating Revenues          $495,653  $454,403  $1,161,714  $1,092,506
                                     --------  --------   ---------   ---------
Operating Expenses and Taxes
    Fuel                              138,020   121,129     312,333     302,406
    Purchased power                    24,229    12,198      53,624      28,733
    Other operating                    68,947    55,276     196,471     178,030
    Maintenance                        13,615    15,361      48,797      42,886
    Depreciation and amortization      68,160    42,903     154,531     126,892
    Taxes, other than income           14,899    14,664      61,194      55,719
    Income taxes                       40,062    64,369      80,382     104,541
                                     --------  --------   ---------   ---------
                                      367,932   325,900     907,332     839,207
                                     --------  --------   ---------   ---------
Operating Income                      127,721   128,503     254,382     253,299
                                     --------  --------   ---------   ---------
Other Income and (Deductions)
    Allowance for equity funds used
        during construction                (1)       59          (1)         51
    Other                                (539)   (3,141)     (1,919)       (592)
    Non-operating income taxes          2,620     1,964       6,147       3,055
                                     --------  --------   ---------   ---------
                                        2,080    (1,118)      4,227       2,514
                                     --------  --------   ---------   ---------
Income Before Interest Charges        129,801   127,385     258,609     255,813
                                     --------  --------   ---------   ---------
Interest Charges
    Interest on long-term debt         21,006    23,331      65,433      70,397
    Distributions on Trust Preferred
     Securities                         3,000     3,000       9,000       9,000
    Interest on short-term debt and
      other                             2,430     1,200      13,494      16,025
    Allowance for borrowed funds used
       during construction               (846)     (607)     (2,464)     (1,948)
                                     --------  --------   ---------   ---------
                                       25,590    26,924      85,463      93,474
                                     --------  --------   ---------   ---------
Net Income                            104,211   100,461     173,146     162,339
    Less:  Preferred stock dividends    1,979     1,320       5,527       4,929
                                     --------  --------   ---------   ---------
Net Income for Common Stock          $102,232   $99,141    $167,619    $157,410
                                     ========  ========   =========   =========


 The accompanying notes to consolidated financial statements as they relate to
                  CPL are an integral part of these statements.

CPL
Consolidated Balance Sheets
Central Power and Light Company

                                                 September 30,     December 31,
                                                     1999              1998
                                                 (unaudited)        (audited)
                                                 -------------     -------------
                                                           (thousands)

ASSETS
Electric Utility Plant
    Production                                     $3,150,632       $ 3,146,269
    Transmission                                      547,040           527,146
    Distribution                                    1,133,759         1,090,175
    General                                           298,247           298,352
    Construction work in progress                     100,626            67,300
    Nuclear fuel                                      218,571           206,949
                                                 -------------     -------------
                                                    5,448,875         5,336,191
                                                 -------------     -------------
  Less - Accumulated depreciation                   2,230,908         2,072,686
                                                 -------------     -------------
                                                    3,217,967         3,263,505
                                                 -------------     -------------
Current Assets
    Cash and temporary investments                     12,460             5,195
    Accounts receivable from affiliates                13,678             5,276
    Accounts receivable                                46,941            45,780
    Materials and supplies, at average cost            57,937            59,814
    Fuel inventory, at LIFO cost                       23,383            20,340
    Under-recovered fuel cost                          22,676                --
    Accumulated deferred income taxes                      --               713
    Prepayments and other                              10,269             2,952
                                                 -------------     -------------
                                                      187,344           140,070
                                                 -------------     -------------
Deferred Charges and Other Assets
    Regulatory assets                               1,184,066         1,099,631
    Nuclear decommissioning trust                      76,948            65,972
    Other                                             107,331           167,011
                                                 -------------     -------------
                                                    1,368,345         1,332,614
                                                 -------------     -------------
                                                   $4,773,656       $ 4,736,189
                                                 =============     =============



 The accompanying notes to consolidated financial statements as they relate to
                  CPL are an integral part of these statements.

CPL
Consolidated Balance Sheets
Central Power and Light Company

                                                September 30,      December 31,
                                                   1999               1998
                                                 (unaudited)        (audited)
                                                ------------       ------------
CAPITALIZATION AND LIABILITIES                              (thousands)
Capitalization
    Common stock:  $25 par value
        Authorized:  12,000,000 shares
        Issued and outstanding: 6,755,535 shares  $168,888           $ 168,888
    Paid-in capital                                405,000             405,000
    Retained earnings                              795,651             739,031
                                                ------------       ------------
          Total Common Stock Equity              1,369,539     49%   1,312,919     46%
                                                ------------  ---- ------------   ----
    Preferred stock                                163,203      6%     163,204      6%

    CPL-obligated, mandatorily redeemable preferred
        securities of subsidiary trust holding
        solely Junior Subordinated Debentures
        of CPL                                     150,000      5%     150,000      5%
    Long-term debt                               1,101,136     40%   1,225,706     43%
                                                ------------  ---- ------------   ----
          Total Capitalization                   2,783,878    100%   2,851,829    100%
                                                ------------  ---- ------------   ----

Current Liabilities
    Long-term debt due within twelve months        125,000             125,000
    Advances from affiliates                       251,692             160,298
    Payables to affiliates                          19,027              38,331
    Accounts payable                                98,555              86,998
    Customer deposits                               11,621               9,272
    Accrued interest                                27,255              27,036
    Accrued taxes                                   74,789              46,855
    Accumulated deferred income taxes                3,973                  --
    Over-recovered fuel costs                           --               9,135
    Other                                           11,721               9,547
                                                ------------       ------------
                                                   623,633             512,472
                                                ------------       ------------
Deferred Credits
    Accumulated deferred income taxes            1,220,732           1,221,561
    Investment tax credits                         134,608             138,513
    Other                                           10,805              11,814
                                                ------------       ------------
                                                 1,366,145           1,371,888
                                                ------------       ------------
                                                $ 4,773,656         $ 4,736,189
                                                ============       ============


  The accompanying notes to consolidated financial statements as they relate t
                  CPL are an integral part of these statements.

CPL
Consolidated Statements of Cash Flows (unaudited)
Central Power and Light Company

                                                         Nine Months Ended
                                                           September 30,
                                                     ------------------------
                                                       1999          1998
                                                     ---------      ---------
                                                            (thousands)

OPERATING ACTIVITIES
    Net Income                                        $173,146      $162,339
    Non-cash Items Included in Net Income
        Depreciation and amortization                  169,023       181,237
        Deferred income taxes and investment tax
          credits                                       (6,142)       (3,886)
        Refund due customers                                --       (63,713)
    Changes in Assets and Liabilities
        Accounts receivable                             (9,563)      (40,844)
        Fuel inventory                                  (3,043)       (4,279)
        Material and supplies                            1,877         6,822
        Accounts payable                                (8,041)           10
        Accrued taxes                                   27,935        85,068
        Fuel recovery                                  (31,811)       49,413
        Other                                          (23,337)      (29,735)
                                                     ---------      ---------
                                                       290,044       342,432
                                                     ---------      ---------
INVESTING ACTIVITIES
    Construction expenditures                         (138,506)      (84,348)
    Other                                                5,810        (6,400)
                                                     ---------      ---------
                                                      (132,696)      (90,748)
                                                     ---------      ---------
FINANCING ACTIVITIES
    Payment of dividends                              (116,476)     (172,684)
    Retirement of long-term debt                      (125,000)      (64,000)
    Redemption of preferred stock                           (1)           --
    Change in advances from affiliates                  91,394       (15,000)
                                                     ---------      ---------
                                                      (150,083)     (251,684)
                                                     ---------      ---------
Net Change in Cash and Cash Equivalents                  7,265            --
Cash and Cash Equivalents at Beginning of Year           5,195            --
                                                     ---------      ---------
Cash and Cash Equivalents at End of Period            $ 12,460          $ --
                                                     =========      =========
SUPPLEMENTARY INFORMATION
    Interest paid less amounts capitalized (includes
      distributions on Trust Preferred Securities)    $ 75,012      $ 88,021
                                                     =========      =========
    Income taxes paid                                 $ 50,798      $ 19,364
                                                     =========      =========


 The accompanying notes to consolidated financial statements as they relate to
                  CPL are an integral part of these statements.

CENTRAL POWER AND LIGHT COMPANY
RESULTS OF OPERATIONS


COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 1999 AND 1998


      CPL's net income for common stock for the third quarter of 1999 was $102.2 million, which was $3.1 million higher than the comparable period in 1998. The increase was primarily the result of higher non-fuel related revenues and lower tax expenses which were partially offset by an increase in other operating expenses and higher depreciation and amortization expenses.

      Electric operating revenues for the third quarter of 1999 were $495.7 million, which was $41.3 million or 9% higher than the comparable period in 1998. The increase was attributable to higher fuel-related revenue of $30.4 million due to higher combined fuel expense and purchased power expense as discussed in the following paragraph. The $10.9 million increase in non-fuel related revenue was primarily the result of changes to CSW's transmission coordination agreement of $21.0 million which were offset in part by a decrease in revenue from electric services rendered and not yet billed as well as a decrease in retail MWH sales attributable to milder weather in 1999. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - Transmission Coordination Agreement.

      Fuel expense during the third quarter of 1999 was $138.0 million, which was $16.9 million or 14% higher than the comparable period in 1998. The average unit fuel cost for the quarter increased from $1.60 per MMbtu in 1998 to $1.94 per MMbtu in 1999, which was the result of higher spot market natural gas and coal prices. Purchased power expense during the third quarter of 1999 was $24.2 million, which was $12.0 million or 99% higher than the comparable period in 1998. The increase was due primarily to an increase in short-term economy energy purchases.

      Other operating expenses for the third quarter of 1999 were $68.9 million, which was $13.7 million or 25% higher than the same period in 1998. The increase was due primarily to higher outside service expenses, as well as higher transmission expenses. The increase in transmission expense was due to the absence in 1999 of a transmission service agreement adjustment made in 1998 related to the final order in Texas Commission Docket No. 17285. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - CPL and WTU Complaint Versus Texas Utilities Electric Company (Docket No. 17285).

      Depreciation and amortization expenses increased $25.3 million or 59% for the third quarter of 1999 due primarily to the recording of accelerated capital recovery under the provisions of the Texas Legislation. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS Electric Utility Restructuring Legislation.

      Income tax expense associated with utility operations were $40.1 million, which was $24.3 million lower than the third quarter of 1998 as a result of lower taxable income for the third quarter of 1999, the reclassification of income tax related regulatory assets amortization to depreciation and amortization expense consistent with the Texas Legislation, and prior year adjustments to prior year income taxes. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - Electric Utility Restructuring Legislation.

      Interest charges during the third quarter of 1999 were $25.6 million, which was $1.3 million or 5% lower than the comparable period in 1998. The decrease was due primarily to the maturity and reacquisition of long-term debt during 1998 and 1999 which was partially offset by higher interest charges related to an increase in short-term borrowings.


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


      CPL's net income for common stock for the nine months ended September 30, 1999 was $167.6 million, which was $10.2 million or 6% higher than the comparable period in 1998. The increase resulted from higher non-fuel related revenues and lower tax expenses partially offset by an increase in other operating expenses, maintenance expenses, as well as higher depreciation and amortization expenses.

      Electric operating revenues for the nine months ended September 30, 1999 were $1,161.7 million, which was $69.2 million or 6% higher than the comparable period in 1998. The increase was attributable to higher fuel-related revenue of $36.4 million due to higher combined fuel expense and purchased power expense as discussed in the following paragraph. The $32.8 million increase in non-fuel related revenue was primarily the result of changes to CSW's transmission coordination agreement of $21.0 million offset in part by revenue from electric services rendered and not yet billed. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - Transmission Coordination Agreement. Additionally, non-fuel related revenues increased $14.5 million due primarily to a 3% increase in retail MWH sales for higher customer demand.

      Fuel expense for the nine months ended September 30, 1999 was $312.3 million, which was $9.9 million or 3% higher than the comparable period in 1998. The average unit fuel cost for the nine months increased from $1.61 per MMbtu in 1998 to $1.69 per MMbtu in 1999 which was the result of higher spot market natural gas and coal prices. Purchased power expense for the nine months ended September 30, 1999 was $53.6 million, which was $24.9 million or 87% higher than the comparable period in 1998. The increase resulted primarily from a combination of several scheduled power plant outages for routine maintenance, including STP Unit 1 for refueling and 10-year inspection, and short-term economy energy purchases.

      Other operating expense for the nine months ended September 30, 1999 was $196.5 million, which was $18.4 million or 10% higher than the comparable period in 1998. The increase was due primarily to higher outside service expense, as well as, higher transmission expenses. The increase in transmission expenses was due to the absence in 1999 of a transmission service agreement adjustment made in 1998 related to the final order in Texas Commission Docket No. 17285. See
NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - CPL AND WTU Complaint versus Texas Utilities Electric Company (Docket No. 17285).

      Maintenance expense for the nine months ended September 30, 1999 was $48.8 million, which was $5.9 million or 14% higher than the comparable period in 1998. This was largely due to scheduled power plant repairs and maintenance, including the refueling and 10-year inspection of STP Unit 1.

      Depreciation and amortization expenses increased $27.6 million or 22% for the nine months ended September 30, 1999 due primarily to the recording of accelerated capital recovery under the excess earnings provisions of Texas Legislation. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - Electric Utility Restructuring Legislation.

      Taxes, other than income for the nine months ended September 30, 1999 were $61.2 million, which was $5.5 million or 10% higher than the comparable period of 1998. The increase was primarily attributable to higher state franchise taxes.

      Income tax expense associated with utility operations was $80.4 million, which was $24.2 million or 23% lower than the comparable period of 1998 as a result of lower taxable income for 1999, the reclassification of income tax related regulatory assets amortization to depreciation and amortization expense consistent with the Texas Legislation, and prior year adjustments to prior year income taxes. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - Electric Utility Restructuring Legislation.

      Interest charges for the nine months ended September 30, 1999 were $85.5 million, which was $8.0 million or 9% lower than the comparable period of 1998. The decrease was due primarily to the reacquisition and maturity of long-term debt during 1998 and 1999. In addition, interest charges in 1998 were higher related to the one time 1998 bonded rate refund which were partially offset by higher interest charges related to an increase in short-term borrowings in 1999.

                                       PSO



                       PUBLIC SERVICE COMPANY OF OKLAHOMA


                        PART I. - FINANCIAL INFORMATION.

                          ITEM 1. FINANCIAL STATEMENTS.

PSO
Consolidated Statements of Income (unaudited)
Public Service Company of Oklahoma

                                    Three Months Ended       Nine Months Ended
                                       September 30,           September 30,
                                   -------------------      -------------------
                                    1999        1998        1999         1998
                                   --------   --------      --------   --------
                                                   (thousands)

Electric Operating Revenues       $258,656    $279,833     $588,385    $623,110
                                   --------   --------      --------   --------
Operating Expenses and Taxes
    Fuel                            82,076     104,704     208,873      242,891
    Purchased power                 20,278      17,594      50,450       44,891
    Other operating                 35,533      20,102      88,083       75,478
    Maintenance                      8,768       8,014      30,695       23,899
    Depreciation and amortization   18,558      18,202      55,557       54,358
    Taxes, other than income         7,591       7,363      23,810       22,583
    Income taxes                    27,995      40,282      37,173       52,564
                                   --------   --------      --------   --------
                                   200,799     216,261     494,641      516,664
                                   --------   --------      --------   --------
Operating Income                    57,857      63,572      93,744      106,446
                                   --------   --------      --------   --------
Other Income and (Deductions)

    Allowance for equity funds used
        during construction            125         293         206          519
    Other                              157         242      (1,638)          24
    Non-operating income taxes       1,148          56       2,352          430
                                   --------   --------      --------   --------
                                     1,430         591         920          973
                                   --------   --------      --------   --------
Income Before Interest Charges      59,287      64,163      94,664      107,419
                                   --------   --------      --------   --------
Interest Charges
    Interest on long-term debt       6,809       7,287      20,031       22,524
    Distributions on Trust Preferred
      Securities                     1,500       1,500       4,500        4,500
    Interest on short-term debt and
     other                           1,072         736       3,749        3,200
    Allowance for borrowed funds
        used during construction      (488)       (281)     (1,072)        (943)
                                   --------   --------      --------   --------
                                     8,893       9,242      27,208       29,281
                                   --------   --------      --------   --------
Net Income                          50,394      54,921      67,456       78,138
  Less:  Preferred stock dividends      54          54         160          160
                                   --------   --------      --------   --------
Net Income for Common Stock       $ 50,340    $ 54,867    $ 67,296     $ 77,978
                                   ========   ========      ========   ========


 The accompanying notes to consolidated financial statements as they relate to
                  PSO are an integral part of these statements.

PSO
Consolidated Balance Sheets
Public Service Company of Oklahoma
--------------------------------------------------------------------------------
                                              September 30,        December 31,
                                                  1999                 1998
                                               (unaudited)          (audited)
                                             ----------------     --------------
                                                          (thousands)
ASSETS
Electric Utility Plant
    Production                                    $ 914,073           $ 913,083
    Transmission                                    390,500             378,719
    Distribution                                    877,664             855,277
    General                                         214,645             211,124
    Construction work in progress                    39,295              33,519
                                             ----------------     --------------
                                                  2,436,177           2,391,722
  Less - Accumulated depreciation                 1,104,846           1,082,081
                                             ----------------     --------------
                                                  1,331,331           1,309,641
                                             ----------------     --------------
Current Assets
    Cash                                              3,792               4,670
    Accounts receivable                              24,840              32,916
    Materials and supplies, at average cost          33,426              33,006
    Fuel inventory, at LIFO cost                     17,631              16,441
    Under-recovered fuel costs                        9,555                  --
    Accumulated deferred income taxes                22,003              11,789
    Prepayments and other                             6,783               2,881
                                             ----------------     --------------
                                                    118,030             101,703
                                             ----------------     --------------

Deferred Charges and Other Assets                    82,117              71,384
                                             ----------------     --------------
                                                $ 1,531,478         $ 1,482,728
                                             ================     ==============











  The accompanying notes to consolidated financial statements as they relate to
                  PSO are an integral part of these statements.

PSO
Consolidated Balance Sheets
Public Service Company of Oklahoma
--------------------------------------------------------------------------------

                                            September 30,           December 31,
                                               1999                     1998
                                            (unaudited)              (audited)
                                            ------------             -----------
CAPITALIZATION AND LIABILITIES                          (thousands)

Capitalization
    Common stock:   $15 par value
        Authorized:   11,000,000 shares
        Issued 10,482,000 shares
           and outstanding 9,013,000 shares     $157,230                 $157,230
    Paid-in capital                              180,000                  180,000
    Retained earnings                            166,922                  144,626
                                             ------------              -----------
          Total Common Stock Equity              504,152         53%      481,856    51%
                                             ------------   ---------  -----------  -----

    Preferred stock                                5,286        -- %        5,287   -- %
    PSO-obligated, mandatorily redeemable
        preferred securities of subsidiary trust
        holding solely Junior Subordinated
        Debentures of PSO                         75,000          8%       75,000     8%
    Long-term debt                               374,440         39%      384,064    41%
                                              ------------   ---------  -----------  -----
          Total Capitalization                   958,878        100%      946,207   100%
                                             ------------   ---------  -----------  -----

Current Liabilities
    Long-term debt due within twelve months       10,000                       --
    Advances from affiliates                      20,392                   15,892
    Payables to affiliates                        23,201                   33,489
    Accounts payable                              46,444                   52,888
    Customer deposits                             17,671                   17,368
    Accrued interest                              10,184                    7,606
    Accrued taxes                                 38,858                   23,095
    Over-recovered fuel costs                         --                   15,240
    Other                                          9,376                    6,599
                                             ------------              -----------
                                                 176,126                  172,177
                                             ------------              -----------
Deferred Credits
    Accumulated deferred income taxes            304,273                  277,181
    Investment tax credits                        38,022                   39,365
    Income tax related regulatory
      liabilities, net                            31,438                   35,818
    Other                                         22,741                   11,980
                                             ------------              -----------
                                                 396,474                  364,344
                                             ------------              -----------
                                             $ 1,531,478               $1,482,728
                                             ============              ===========




  The accompanying notes to consolidated financial statements as they relate to
                  PSO are an integral part of these statements.

PSO
Consolidated Statements of Cash Flows (unaudited)
Public Service Company of Oklahoma

                                                       Nine Months Ended
                                                          September 30,
                                                   ------------------------
                                                    1999            1998
                                                   --------        --------
                                                           (thousands)

OPERATING ACTIVITIES
    Net Income                                     $ 67,456        $ 78,138
    Non-cash Items Included in Net Income
        Depreciation and amortization                56,290          56,616
        Deferred income taxes and investment
         tax credits                                 11,155           7,864
    Changes in Assets and Liabilities
        Accounts receivable                          (1,479)           (564)
        Fuel inventory                               (1,190)         (2,050)
        Prepayments and other                        (3,902)          2,339
        Equity and other investments                 (5,802)         (2,146)
        Accounts payable                            (21,869)        (10,108)
        Payables to affiliates                      (10,288)        (23,633)
        Accrued taxes                                15,763          49,696
        Other deferred credits                       10,761           5,979
        Other                                           245           3,822
                                                   --------        --------
                                                    117,140         165,953
                                                   --------        --------
INVESTING ACTIVITIES
    Construction expenditures                       (73,204)        (45,004)
    Other                                            (3,711)         (4,966)
                                                   --------        --------
                                                    (76,915)        (49,970)
                                                   --------        --------
FINANCING ACTIVITIES
    Payment of dividends                            (45,159)        (42,159)
    Change in advances from affiliates                4,500          (4,874)
    Reacquisition of long-term debt                 (33,700)        (55,231)
    Issuance of long-term debt                       33,257              --
    Redemption of preferred stock                        (1)             --
                                                   --------        --------
                                                    (41,103)       (102,264)
                                                   --------        --------

Net Change in Cash and Cash Equivalents                (878)         13,719
Cash and Cash Equivalents at Beginning of Year        4,670           2,171
                                                   --------        --------
Cash and Cash Equivalents at End of Period          $ 3,792        $ 15,890
                                                   ========        ========
SUPPLEMENTARY INFORMATION
    Interest paid less amounts capitalized (includes
        distributions on Trust Preferred
        Securities)                                $ 23,454        $ 26,713
                                                   ========        ========
    Income taxes paid                              $ 16,614        $  6,606
                                                   ========        ========


 The accompanying notes to consolidated financial statements as they relate to
                  PSO are an integral part of these statements.

PUBLIC SERVICE COMPANY OF OKLAHOMA
RESULTS OF OPERATIONS


COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 1999 AND 1998


      PSO's net income for common stock for the third quarter of 1999 was $50.3 million, which was $4.5 million or 8% lower than the comparable period in 1998. The decrease resulted primarily from lower non-fuel related revenues and higher other operating expenses which was partially offset by lower tax expenses.

      Electric operating revenues during the third quarter of 1999 were $258.7 million, which was $21.2 or 8% lower than the comparable period in 1998. Fuel related revenues decreased $19.0 million due to lower combined fuel expense and purchased power expense as discussed in the following paragraph. Non-fuel related revenues decreased $2.2 million due primarily to an 8% decrease in residential MWH sales attributable to milder weather in 1999. The decrease in operating revenues was partially offset by an increase in demand for non-affiliated wholesale energy. Additionally there was a $3.2 million decrease in non-MWH related revenues for electric service rendered and not yet billed, offset in part by a $3.7 million increase in transmission related revenues resulting from changes to CSW's transmission coordination agreement. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - Transmission Coordination Agreement.

      Fuel expense during the third quarter of 1999 was $82.1 million, which was $22.6 million or 22% lower than the comparable period in 1998. This decline was due primarily to a $30.4 million decrease in the recovery of deferred fuel costs resulting from a significant difference in fuel factors used to recover fuel expense from customers. The decrease in fuel expense was offset in part by higher average unit fuel costs. The average unit cost of fuel for the quarter increased from $1.82 per MMbtu in 1998 to $2.12 per MMbtu in 1999 due primarily to higher spot market natural gas prices. Purchased power expense during the third quarter of 1999 was $20.3 million, which was $2.7 million or 15% higher than the comparable period in 1998 due primarily to an increase in economy energy purchases.

      Other operating expense during the third quarter of 1999 was $35.5 million, which was $15.4 million or 77% higher than the comparable period in 1998. The increase was due primarily to higher transmission expenses resulting from a $5.9 million change in the CSW transmission coordination agreement, and the absence in 1999 of $6.2 million transmission service agreement adjustment related to the final order in Texas Commission Docket No. 17285. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - Transmission Coordination Agreement and CPL and WTU Complaint versus Texas Utilities Electric Company (Docket No. 17285).

      Income tax expense associated with utility operations during the third quarter of 1999 was $28.0 million, which was $12.3 million or 31% lower than the comparable period in 1998 due primarily to lower taxable income in the third quarter of 1999 and prior year adjustments to prior year income taxes.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


      PSO's net income for common stock for the nine months ended September 30, 1999 was $67.3 million, which was $10.7 million or 14% lower than the comparable period in 1998. The decrease resulted primarily from lower non-fuel related revenues and higher other operating and maintenance expenses which were offset in part by lower tax expense and interest charges.

      Electric operating revenues for the nine months ended September 30, 1999 were $588.4 million, which was $34.7 million or 6% lower than the comparable period in 1998. Fuel related revenues decreased $28.9 million for the nine months of 1999 compared to 1998 due to lower combined fuel expense and purchased power expense as discussed in the following paragraph. Non-fuel related revenues decreased $5.8 million due primarily to a 6% decrease in residential MWH sales attributable to milder weather in 1999. The decrease in operating revenues was partially offset by an increase in demand for non-affiliated wholesale energy. Additionally, there was a $6.6 million decrease in non-MWH related revenues for electric service rendered and not yet billed which was offset in part by a $3.1 million increase in transmission related revenues resulting from changes to CSW's transmission coordination agreement. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - Transmission Coordination Agreement.

      Fuel expense for the nine months ended September 30, 1999 was $208.9 million, which was $34.0 million or 14% lower than the comparable period in 1998. This decline resulted primarily from a $41.3 million decrease in the recovery of deferred fuel costs due to a significant difference in fuel factors used to recover fuel expense from customers. The decrease in fuel expense was offset in part by higher average unit fuel costs. The average unit cost of fuel increased from $1.80 per MMbtu in 1998 to $1.93 per MMbtu in 1999 due primarily to higher spot market natural gas prices. Purchased power expense for the nine months ended September 30, 1999 was $50.5 million, which was $5.6 million or 12% higher than the comparable period in 1998 due primarily to an increase in economy energy and firm contract purchases.

      Other operating expenses for the nine months ended September 30, 1999 were $88.1 million, which was $12.6 million or 17% higher than the comparable period in 1998. The increase was due primarily to higher transmission expenses resulting from a $5.9 million change in the CSW transmission coordination agreement, and the absence in 1999 of a $4.1 million transmission service agreement adjustment related to the final order in Texas Commission Docket No. 17285. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS Transmission Coordination Agreement and CPL and WTU Complaint versus Texas Utilities Electric Company (Docket No. 17285).

      Maintenance expense for the nine months ended September 30, 1999 was $30.7 million, which was $6.8 million or 28% higher than the comparable period in 1998 due primarily to higher production and distribution maintenance expenses. The production maintenance expense increase related to scheduled power plant maintenance as well as the restart of a power plant generating unit and an unscheduled outage. The distribution maintenance expense increase was due primarily to an increase in tree trimming activities in 1999.

      Taxes, other than income for the nine months ended September 30, 1999 was $23.8 million, which was $1.2 million or 5% higher than the comparable period in 1998 as a result of higher ad valorem tax expenses. Income tax expense associated with utility operations for the nine months ended September 30, 1999 was $37.2 million, which was $15.4 million or 29% lower than the comparable period in 1998 due primarily to lower taxable income in 1999 and prior year adjustments to prior year income taxes.

      Interest charges for the nine months ended September 30, 1999 were $27.2 million, which was $2.1 million or 7% lower than the comparable period in 1998. This decrease was due primarily to the reacquisition of $55 million of FMBs during the third quarter of 1998.

                                     SWEPCO



                       SOUTHWESTERN ELECTRIC POWER COMPANY


                        PART I. - FINANCIAL INFORMATION.

                          ITEM 1. FINANCIAL STATEMENTS.

SWEPCO
Consolidated Statements of Income (unaudited)
Southwestern Electric Power Company

                                         Three Months Ended    Nine Months Ended
                                            September 30,        September 30,
                                       ---------------------   -----------------
                                           1999        1998     1999       1998
                                         --------- --------- --------  --------
                                                        (thousands)

Electric Operating Revenues              $312,035  $311,549  $751,987  $756,044
                                         --------- --------- --------  --------
Operating Expenses and Taxes
    Fuel                                  124,737   124,210   292,698   298,530
    Purchased power                        10,130    12,230    26,895    30,234
    Other operating                        41,623    36,168   104,694   100,490
    Maintenance                            15,598    12,341    49,860    35,770
    Depreciation and amortization          25,464    24,675    76,988    74,303
    Taxes, other than income                8,148    14,239    39,733    43,320
    Income taxes                           24,548    28,164    37,476    45,416
                                         --------- --------- --------  --------
                                          250,248   252,027   628,344   628,063
                                         --------- --------- --------  --------
Operating Income                           61,787    59,522   123,643   127,981
                                         --------- --------- --------  --------
Other Income and (Deductions)
    Allowance for equity funds used
        during construction                    (4)      219        38       925
    Other                                  (6,019)     (462)   (6,932)     (564)
    Non-operating income taxes              2,961       522     4,617     1,734
                                         --------- --------- --------  --------
                                           (3,062)      279    (2,277)    2,095
                                         --------- --------- --------  --------
Income Before Interest Charges             58,725    59,801   121,366   130,076
                                         --------- --------- --------  --------
Interest Charges
    Interest on long-term debt              9,598     9,808    29,201    29,426
    Distributions on Trust Preferred
      Securities                            2,166     2,166     6,497     6,497
    Interest on short-term debt and other   2,322     1,566     7,485     5,763
    Allowance for borrowed funds used
      during construction                   (515)      (369)   (1,254)   (1,066)
                                         --------- --------- --------  --------
                                           13,571    13,171    41,929    40,620
                                         --------- --------- --------  --------
Income Before Extraordinary Item           45,154    46,630    79,437    89,456
Extraordinary loss (net of tax of $1,621)  (3,011)       --    (3,011)       --
                                         --------- --------- --------  --------
Net Income                                 42,143    46,630    76,426    89,456
   Less: Preferred stock dividends             57        57       172       648
   Loss on reacquired preferred stock          --        --        --      (855)
                                         --------- --------- --------  --------
Net Income for Common Stock              $ 42,086  $ 46,573  $ 76,254  $ 87,953
                                         ========= ========= ========  ========



 The accompanying notes to consolidated financial statements as they relate to
                SWEPCO are an integral part of these statements.

SWEPCO
Consolidated Balance Sheets
Southwestern Electric Power Company
--------------------------------------------------------------------------
                                              September 30,     December 31,
                                                 1999             1998
                                              (unaudited)       (audited)
                                              ------------      ----------
                                                       (thousands)
ASSETS

  Electric Utility Plant
    Production                                $ 1,393,236      $1,397,924
    Transmission                                  480,520         474,035
    Distribution                                  945,639         916,293
    General                                       329,626         321,136
    Construction work in progress                  55,101          48,523
                                              ------------      ----------
                                                3,204,122       3,157,911
  Less - Accumulated depreciation               1,368,345       1,317,057
                                              ------------      ----------
                                                1,835,777       1,840,854
                                              ------------      ----------
Current Assets
    Cash                                            3,032           4,444
    Accounts receivable                            56,478          33,014
    Accounts receivable from affiliates            18,258           7,416
    Materials and supplies, at average cost        26,211          25,135
    Fuel inventory, at average cost                55,566          40,238
    Accumulated deferred income taxes               2,548           4,869
    Prepayments and other                          18,264          16,651
                                              ------------      ----------
                                                  180,357         131,767
                                              ------------      ----------

Deferred Charges and Other Assets                  94,964         108,770
                                              ------------      ----------
                                              $ 2,111,098       $2,081,391
                                              ============      ==========










 The accompanying notes to consolidated financial statements as they relate to
                SWEPCO are an integral part of these statements.

SWEPCO
Consolidated Balance Sheets
Southwestern Electric Power Company
--------------------------------------------------------------------------------

                                              September 30,         December 31,
                                                 1999                   1998
                                              (unaudited)            (audited)
                                              -----------            -----------
CAPITALIZATION AND LIABILITIES                             (thousands)

Capitalization
    Common stock:  $18 par value
        Authorized:  7,600,000 shares
        Issued and outstanding:  7,536,640
         shares                                 $135,660               $ 135,660
    Paid-in capital                              245,000                 245,000
    Retained earnings                            295,846                 300,592
                                              -----------             -----------
        Total Common Stock Equity                676,506        53%      681,252    51%
                                              -----------  ---------  ----------- -----

    Preferred stock                                4,706        --%        4,707    --%
    SWEPCO-obligated, mandatorily redeemable
        preferred securities of subsidiary
        trust holding solely Junior
        Subordinated Debentures of SWEPCO        110,000         9%      110,000     8%
    Long-term debt                               496,114        38%      543,741    41%
                                              -----------  ---------   ----------- -----
          Total Capitalization                 1,287,326       100%    1,339,700   100%
                                              -----------  ---------   ----------- -----

Current Liabilities
    Long-term debt due within twelve months       47,807                  43,932
    Advances from affiliates                      88,075                  40,705
    Payables to affiliates                        40,643                  37,795
    Accounts payable                              64,820                  73,507
    Customer deposits                             13,860                  13,316
    Accrued interest                              12,816                  14,275
    Accrued taxes                                 58,600                  23,189
    Over-recovered fuel costs                      5,155                   5,378
    Other                                         14,716                  12,538
                                              -----------             -----------
                                                 346,492                 264,635
                                              -----------             -----------
Deferred Credits
    Accumulated deferred income taxes            381,765                 398,664
    Investment tax credits                        58,790                  62,213
    Other                                         36,725                  16,179
                                              -----------             -----------
                                                 477,280                 477,056
                                              -----------             -----------
                                              $2,111,098              $2,081,391
                                              ===========             ===========






 The accompanying notes to consolidated financial statements as they relate to
                SWEPCO are an integral part of these statements.

SWEPCO
Consolidated Statements of Cash Flows (unaudited)
Southwestern Electric Power Company

                                                          Nine Months Ended
                                                             September 30,
                                                    ----------------------------
                                                       1999               1998
                                                    ---------          ---------
                                                             (thousands)

OPERATING ACTIVITIES
    Net Income                                      $ 76,426           $ 89,456
    Non-cash Items Included in Net Income
        Depreciation and amortization                 81,122             78,353
        Deferred income taxes and investment tax
         credits                                     (19,077)            (8,237)
        Extraordinary loss related to SFAS No. 71      3,011                 --
    Changes in Assets and Liabilities
        Accounts receivable                          (34,306)            (6,048)
        Fuel inventory                               (15,328)           (11,501)
        Accounts payable                              (8,624)            (2,403)
        Payables to affiliates                         2,848             (9,878)
        Accrued taxes                                 35,411             44,209
        Other deferred credits                        20,546              6,196
        Other                                         10,821              5,359
                                                    ---------          ---------
                                                     152,850            185,506
                                                    ---------          ---------
INVESTING ACTIVITIES
    Construction expenditures                        (73,127)           (55,690)
    Other                                             (3,545)            (4,456)
                                                    ---------          ---------
                                                     (76,672)           (60,146)
                                                    ---------          ---------
FINANCING ACTIVITIES
    Payment of dividends                             (81,172)           (79,126)
    Change in advances from affiliates                47,370            (13,258)
    Retirement of long-term debt                     (43,787)            (2,209)
    Redemption of preferred stock                         (1)           (27,988)
                                                    ---------          ---------
                                                     (77,590)          (122,581)
                                                    ---------          ---------
Net Change in Cash and Cash Equivalents               (1,412)             2,779
Cash and Cash Equivalents at Beginning of Year         4,444              2,298
                                                    ---------          ---------
Cash and Cash Equivalents at End of Period           $ 3,032            $ 5,077
                                                    =========          =========
SUPPLEMENTARY INFORMATION

    Interest paid less amounts capitalized (includes
      distributions on Trust Preferred Securities)  $ 40,056           $ 39,257
                                                    =========          =========
    Income taxes paid                               $ 32,812           $ 30,849
                                                    =========          =========


 The accompanying notes to consolidated financial statements as they relate to
                SWEPCO are an integral part of these statements.

SOUTHWESTERN ELECTRIC POWER COMPANY
RESULTS OF OPERATIONS


COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 1999 AND 1998


      SWEPCO's net income for common stock for the third quarter of 1999 was $42.1 million, which was $4.5 million or 10% lower than the comparable period in 1998. The decrease resulted primarily from increased other operating and maintenance expenses, the write-off of Cajun acquisition expense and the effect of the extraordinary loss.

      Electric operating revenues for the third quarter of 1999 increased $0.5 million to $312.0 million when compared to the same period of 1998. Revenues were affected by increased sales for resale to other utilities of $16.2 million as a result of increased demand. Revenues also increased due to an unfavorable $3.7 million transmission service agreement adjustment in 1998 related to the final order in Texas Commission Docket No. 17285. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - CPL and WTU Complaint versus Texas Utilities Electric Company (Docket No. 17285). These increases in revenues were offset in part by decreased fuel related revenues of $4.5 million, decreased non-fuel related retail revenues of $5.9 million and an unfavorable adjustment of $9.0 million adjustment related to changes to CSW's transmission coordination agreement. See
NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - Transmission Coordination Agreement. The decrease in fuel related revenues was due to lower combined fuel expense and purchased power expense as discussed in the following paragraph. Non-fuel related retail revenues were affected by a 3% decrease in retail MWH sales due primarily to a decrease in weather related customer demand.

      Fuel and purchased power expenses had a net decrease for the third quarter of 1999 compared to the same period in 1998. Fuel expense increased slightly to $124.7 million resulting primarily from an increase in average unit fuel costs. Average unit fuel costs increased from $1.68 per MMbtu in 1998 to $1.73 per MMbtu in 1999 due to higher spot market natural gas prices. Fuel expense was affected by the absence in 1999 of a 1998 transmission service agreement adjustment related to the final order in Texas Commission Docket No. 17285. See
NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - CPL and WTU Complaint versus Texas Utilities Electric Company (Docket No. 17285). Purchased power expenses for the third quarter of 1999 decreased $2.1 million or 17% compared to the same period in 1998 due primarily to a decrease in economy energy purchases.

      Other operating expenses for the third quarter of 1999 were $41.6 million, an increase of $5.5 million or 15% compared to the same period of 1998 as a result of increased transmission expenses. The increase in transmission expense was due to the absence in 1999 of a transmission service agreement adjustment in 1998 related to the final order in Texas Commission Docket No. 17285. See NOTE
2. LITIGATION AND REGULATORY PROCEEDINGS - CPL and WTU Complaint versus Texas Utilities Electric company (Docket No. 17285). Transmission expenses were also affected by changes related to CSW's transmission coordination agreement. See
NOTE  2.  LITIGATION  AND  REGULATORY  PROCEEDINGS   Transmission   Coordination
Agreement.

      Maintenance expenses increased during the third quarter of 1999 to $15.6 million, which was $3.3 million or 26% higher than the comparable period in 1998 as a result of increased tree trimming maintenance activities.

      Taxes, other than income for the third quarter of 1999 were $8.1 million, a $6.1 million or 43% decrease compared to $14.2 million for the third quarter of 1998 due primarily to decreased ad valorem tax expense.

      Income tax expenses associated with utility operations during the third quarter of 1999 were $24.5 million, which was $3.6 million or 13% lower than the comparable period in 1998 due to lower taxable income and prior year adjustments to prior year income taxes.

      Other income and deductions decreased as a result of the after tax write-off of Cajun acquisition expense of $3.7 million. See NOTE 3. COMMITMENTS AND CONTINGENT LIABILITIES - Withdrawal of SWEPCO Cajun Asset Proposal.

      The extraordinary loss resulted from legislation passed in Texas and Arkansas under which the electricity generation portion of SWEPCO's business in those states no longer meets the criteria to apply SFAS No. 71. These changes resulted in an extraordinary loss, which decreased net income by $3.0 million. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - Electric Utility Restructuring Legislation.


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


      SWEPCO's net income for common stock for the nine months ended September 30, 1999 was $76.3 million, which was $11.7 million or 13% lower than the comparable period in 1998. This decrease resulted primarily from increased other operating and maintenance expenses, the write-off of Cajun acquisition expenses and the effect of the extraordinary loss.

      Electric operating revenues for the nine months ended September 30, 1999 were $752.0 million, which was $4.1 million lower than the comparable period in 1998. This decrease resulted from decreased fuel related revenues of $13.3 million due to lower combined fuel expense and purchased power expense as discussed in the following paragraph, decreased non-fuel related revenues of $7.5 million and a $9.0 million increase related to changes to CSW's transmission coordination agreement. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - Transmission Coordination Agreement. Non-fuel related retail revenues were affected by a 3% decrease in retail MWH sales due primarily to decreased weather-related customer demand. These reductions were partially offset by increased sales for resale to other utilities of $16.2 million as a result of increased demand and the absence in 1999 of a $3.7 million transmission service agreement adjustment in 1998 related to the final order in Texas Commission Docket No. 17285. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - CPL and WTU Complaint versus Texas Utilities Electric Company (Docket No. 17285). Additionally, the reductions in revenue were offset in part by the absence in 1999 of a 1998 provision for rate refund of $2.6 million primarily in connection with the annual determination of cost of service formula rates for SWEPCO's wholesale customers. Also affecting revenues is the absence in 1999 of a 1998 reduction in fuel revenues of $3.2 million in accordance with a Texas Commission order in SWEPCO's fuel reconciliation regarding transmission equalization expense recovery.

      Fuel and  purchased  power  expense  decreased  for the nine months  ended
September 30, 1999 when compared to the same period in 1998. Fuel expense decreased $5.8 million or 2% due primarily to a decrease in average unit fuel costs for coal and lignite which were partially offset by increased generation. The change in average unit fuel costs resulted from lower spot market coal and lignite prices. Fuel expense also decreased due in part to the absence in 1999 of a 1998 transmission service agreement adjustment related to the final order in Texas Commission Docket No. 17285. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - CPL and WTU Complaint versus Texas Utilities Electric Company

(Docket No. 17285). Purchased power expenses for the nine months ended September 30, 1999 decreased $3.3 million or 11% compared to the same period of 1998 due primarily to a decrease in economy energy purchases.

      Other operating expenses for the nine months ended September 30, 1999 were $104.7 million, an increase of $4.2 million or 4% compared to the same period of 1998 as a result of increased transmission expenses. The increase in transmission expenses was due to the absence in 1999 of a transmission service agreement adjustment in 1998 related to the final order in Texas Commission Docket No. 17285. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - CPL and WTU Complaint versus Texas Utilities Electric Company (Docket No. 17285). The increase in other operating expenses was partially offset by transmission expenses related to changes in CSW's transmission coordination agreement. See
NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - Transmission Coordination Agreement.

      Maintenance expenses for the nine months ended September 30, 1999 were $49.9 million, which was $14 million or 39% higher than the comparable period in 1998. This was due to increased power station maintenance, increased tree-trimming maintenance and increased overhead line maintenance.

      Taxes, other than income for the nine months ended September 30, 1999,were $39.7 million, a decrease of $3.6 million or 8% compared to the same period in 1998. This decrease was due to lower ad valorem taxes.

      Income tax expenses associated with utility operations during the nine months ended September 30, 1999 were $37.5 million, which was $7.9 million or 18% lower than the comparable period in 1998 due to lower taxable income and prior year adjustments to prior year income taxes.

      Other income and deductions decreased as a result of the write-off of the Cajun acquisition expenses of $3.7 million, net of tax. See NOTE 3. COMMITMENTS AND CONTENGENT LIABILTIES - SWEPCO Cajun Asset Proposal.

      The extraordinary loss was a result of legislation passed in Texas and Arkansas where the electricity generation portion of SWEPCO's business in those states no longer meets the criteria to apply SFAS No. 71. These accounting changes resulted in an extraordinary loss, which decreased net income by $3.0 million, net of tax. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - Electric Utility Restructuring Legislation.

                                       WTU



                          WEST TEXAS UTILITIES COMPANY


                        PART I. - FINANCIAL INFORMATION.

                          ITEM 1. FINANCIAL STATEMENTS.

WTU
Statements of Income (unaudited)
West Texas Utilities Company

                                      Three Months Ended     Nine Months Ended
                                        September 30,          September 30,
                                    ---------------------  ---------------------
                                      1999        1998       1999       1998
                                    ---------   ---------  ---------  ----------
                                                     (thousands)

Electric Operating Revenues         $ 154,304   $ 147,343  $ 343,138  $ 335,644
                                    ---------   ---------  ---------  ----------
Operating Expenses and Taxes
    Fuel                              41,478      38,546      93,821     95,231
    Purchased power                   28,328      17,169      49,096     37,831
    Other operating                   24,652      19,637      64,824     62,496
    Maintenance                        4,284       4,911      14,744     11,816
    Depreciation and amortization     10,934      10,719      32,558     32,108
    Taxes, other than income           6,464       5,827      21,049     18,008
    Income taxes                      11,064      16,623      16,076     21,705
                                    ---------   ---------  ---------  ----------
                                     127,204     113,432     292,168    279,195
                                    ---------   ---------  ---------  ----------
Operating Income                      27,100      33,911      50,970     56,449
                                    ---------   ---------  ---------  ----------
Other Income and (Deductions)
    Allowance for equity funds used
     during construction                 138         193         234        421
    Other                                544         (22)        194      1,476
    Non-operating income taxes          (350)        259          76        282
                                    ---------   ---------  ---------  ----------
                                         332         430         504      2,179
                                    ---------   ---------  ---------  ----------
Income Before Interest Charges        27,432      34,341      51,474     58,628
                                    ---------   ---------  ---------  ----------
Interest Charges
    Interest on long-term debt         5,088       5,088      15,264     15,264
    Interest on short-term debt and
      other                            1,027       1,319       3,558      3,405
    Allowance for borrowed funds used
      during construction               (166)       (182)       (466)      (469)
                                    ---------   ---------  ---------  ----------
                                       5,949       6,225      18,356     18,200
                                    ---------   ---------  ---------  ----------
Income Before Extraordinary Item      21,483      28,116      33,118     40,428
Extraordinary loss (net of tax
  of $2,941)                          (5,461)         --      (5,461)        --
                                    ---------   ---------  ---------  ----------

Net Income                            16,022      28,116      27,657     40,428
    Less: Preferred stock dividends       26          26          78         78
                                    ---------   ---------  ---------  ----------
Net Income for Common Stock         $ 15,996    $ 28,090    $ 27,579   $ 40,350
                                    =========   =========  =========  ==========



      The accompanying notes to financial statements as they relate to WTU are an integral part of these statements.

WTU
Balance Sheets
West Texas Utilities Company

                                                     September 30,  December 31,
                                                        1999           1998
                                                     (unaudited)     (audited)
                                                     -------------  ------------
                                                            (thousands)

ASSETS
  Electric Utility Plant
    Production                                         $ 425,231      $ 429,896
    Transmission                                         217,614        213,630
    Distribution                                         396,938        382,373
    General                                              112,851        108,878
    Construction work in progress                         19,243         11,805
                                                     -------------  ------------
                                                       1,171,877      1,146,582
                                                     -------------  ------------
  Less - Accumulated depreciation                        489,856        473,503
                                                     -------------  ------------
                                                         682,021        673,079
                                                     -------------  ------------
Current Assets
    Cash                                                   5,217          2,093
    Advances to affiliates                                12,751             --
    Accounts receivable from affiliates                    3,855          2,998
    Accounts receivable                                   27,075         28,691
    Materials and supplies, at average cost               13,564         14,191
    Fuel inventory, at LIFO cost                          15,191         13,186
    Accumulated deferred income taxes                         --            366
    Under-recovered fuel costs                            13,032          3,980
    Prepayments and other                                 10,664          5,988
                                                     -------------  ------------
                                                         101,349         71,493
                                                     -------------  ------------
Deferred Charges and Other Assets
    Deferred Oklaunion costs                               9,285         14,910
    Other                                                 66,851         60,330
                                                     -------------  ------------
                                                          76,136         75,240
                                                     -------------  ------------
                                                       $ 859,506      $ 819,812
                                                     =============  ============






      The accompanying notes to financial statements as they relate to WTU are an integral part of these statements.

WTU
Balance Sheets
West Texas Utilities Company

                                          September 30,        December 31,
                                              1999                1998
                                          (unaudited)           (audited)
                                          ------------         ------------
CAPITALIZATION AND LIABILITIES                         (thousands)

Capitalization
    Common stock:   $25 par value
        Authorized:  7,800,000 shares
        Issued and outstanding: 5,488,560
         shares                              $ 137,214           $ 137,214
    Paid-in capital                              2,236               2,236
    Retained earnings                          123,769             117,189
                                           ------------         ------------
         Total Common Stock Equity             263,219   50%       256,639      46%
                                           ------------ ----    ------------   ----

    Preferred stock                              2,482   --%         2,482      --%
    Long-term debt                             263,644   50%       303,519      54%
                                           ------------ ----    ------------   ----
         Total Capitalization                  529,345  100%       562,640     100%
                                           ------------ ----    ------------   ----
Current Liabilities
    Long-term debt due within twelve months     40,000                  --
    Advances from affiliates                        --               4,573
    Payables to affiliates                      16,584              19,917
    Accounts payable                            44,422              31,473
    Accrued taxes                               17,446              10,031
    Accrued interest                             7,955               4,125
    Customer deposits                            2,327               2,076
    Accumulated deferred income taxes              735                  --
    Other                                       12,323               1,721
                                          ------------         ------------
                                               141,792              73,916
                                          ------------         ------------
Deferred Credits
    Accumulated deferred income taxes          145,671             140,731
    Investment tax credits                      25,641              26,597
    Income tax related regulatory
     liabilities, net                           13,093              12,088
    Other                                        3,964               3,840
                                          ------------         ------------
                                               188,369             183,256
                                          ------------         ------------
                                             $ 859,506           $ 819,812
                                          ============         ============







      The accompanying notes to financial statements as they relate to WTU are an integral part of these statements.

WTU
Statements of Cash Flows (unaudited)
West Texas Utilities Company

                                                           Nine Months Ended
                                                              September 30,
                                                         -----------------------
                                                          1999           1998
                                                         ---------     ---------
                                                              (thousands)

OPERATING ACTIVITIES
    Net Income                                           $ 27,657      $ 40,428
    Non-cash Items Included in Net Income
        Depreciation and amortization                      32,558        32,890
        Deferred income taxes and investment tax credits    7,309        (7,377)
        Extraordinary loss related to SFAS No. 71           5,461            --
    Changes in Assets and Liabilities
        Accounts receivable                                   759       (32,177)
        Accounts payable                                   12,949          (313)
        Payables to affiliates                             (3,333)       (1,652)
        Accrued taxes                                       7,415        13,761
        Fuel recovery                                      (9,052)        1,371
        Other                                              (1,925)       (1,589)
                                                         ---------     ---------
                                                           79,798        45,342
                                                         ---------     ---------
INVESTING ACTIVITIES
    Construction expenditures                             (35,444)      (33,049)
    Other                                                  (2,828)        2,950
                                                         ---------     ---------
                                                          (38,272)      (30,099)
                                                         ---------     ---------
FINANCING ACTIVITIES
    Payment of dividends                                  (21,078)      (18,078)
    Change in advances from affiliates                     (4,573)           --
                                                         ---------     ---------
                                                          (25,651)      (18,078)
                                                         ---------     ---------
Net Change in Cash and Cash Equivalents                    15,875        (2,835)
Cash and Cash Equivalents at Beginning of Year              2,093        20,613
                                                         ---------     ---------
Cash and Cash Equivalents at End of Period               $ 17,968       $17,778
                                                         =========     =========

SUPPLEMENTARY INFORMATION
    Interest paid less amounts capitalized               $ 10,067       $ 9,813
                                                         =========     =========
    Income taxes paid                                    $  1,749       $15,042
                                                         =========     =========




      The accompanying notes to financial statements as they relate to WTU are an integral part of these statements.

WEST TEXAS UTILITIES COMPANY
RESULTS OF OPERATIONS


COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 1999 AND 1998


      WTU's net income for common stock for the third quarter of 1999 was $16.0 million, which was $12.1 million or 43% lower than the comparable period in 1998. The decrease was primarily the result of higher other operating expenses and the effect of the extraordinary loss and a charge against earnings relating to the Texas Legislation partially offset by increased transmission related revenue and lower income tax expense.

      Electric operating revenues for the quarter ended September 30, 1999 were $154.3 million, which was $7.0 million or 5% higher than the comparable period in 1998. Fuel related revenues increased $5.4 million due to higher combined fuel expense and purchased power expense as discussed in the following paragraph. Non-fuel related revenues increased $1.6 million due to an increase in non-MWH related revenues for service rendered and not yet billed as well as an increase in transmission related revenues including changes to CSW's transmission coordination agreement which were partially offset by the charge to reflect the excess earnings provision under the Texas Legislation. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - Transmission Coordination Agreement and Electric Utility Restructuring Legislation.

      Fuel expense during the third quarter of 1999 was $41.5 million, which was $2.9 million or 8% higher than the comparable period in 1998. The average unit fuel costs for the quarter increased from $1.81 per MMbtu in 1998 to $2.17 per MMbtu in 1999 which was the result of higher spot market natural gas prices. Purchased power expense during the third quarter of 1999 was $28.3 million, which was $11.2 million or 65% higher than the comparable period in 1998 due primarily to an 8% decrease in generation. The decrease in generation was mainly attributable to the unscheduled outage of a coal-fired generating power plant.

      Other operating expenses for the third quarter of 1999 were $24.7 million, which was $5.0 million or 26% higher than the comparable period in 1998 due primarily to higher transmission expenses. The increase in transmission expense was due mainly to the absence in 1999 of a transmission service agreement adjustment made in 1998 related to the final order in Texas Commission Docket No. 17285. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - CPL and WTU Complaint versus Texas Utilities Electric Company (Docket No. 17285).

      Income taxes for the third quarter of 1999 decreased to $11.1 million, which was $5.6 million or 33% lower than the comparable period in 1998 as a result of lower taxable income for 1999 and prior year adjustments to prior year income taxes.

      The extraordinary loss resulted from legislation passed in Texas under which the electricity generation portion of WTU's business in Texas no longer meets the criteria to apply SFAS No. 71. These changes resulted in an extraordinary loss which decreased net income by $5.5 million, net of tax. See
NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS Electric Utility Restructuring Legislation.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


      WTU's net income for common stock for the nine months ended September 30, 1999 was $27.6 million, which was $12.8 million or 32% lower than the comparable period in 1998. The decrease was primarily the result of an increase in other operating expense, maintenance expense and taxes, other than income as well as a decrease in other income and deductions and the effect of the extraordinary loss. The decrease in earnings was partially offset by a reduction in income tax expense and increased transmission related revenue.

      Electric operating revenues for the nine months ended September 30, 1999 were $343.1 million, which was $7.5 million or 2% higher than the comparable period in 1998. Fuel related revenues increased $8.6 million due to higher net fuel and purchased power expense as discussed below. Non-fuel related revenues decreased $1.1 million due to a decrease in electric service rendered and not yet billed as well as a charge to reflect the excess earnings provision of the Texas Legislation and a 4% decrease in residential MWH sales due primarily to decreased customer demand. The decrease in revenues was offset in part by higher transmission related revenues including changes to CSW's transmission coordination agreement and a 13% increase in sales for resale to other utilities as a result of increased demand. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - Transmission Coordination Agreement and Electric Utility Restructuring Legislation.

      Fuel expense for the nine months ended September 30, 1999 was $93.8 million, which was $1.4 million or 1% lower than the comparable period in 1998 due primarily to a 4.6% decrease in generation. Purchased power for the nine months ended September 30, 1999 was $49.1 million, which was $11.3 million or 30% higher than the comparable period in 1998 due primarily to an unscheduled outage at a coal-fired generating plant.

      Maintenance expense for the nine months ended September 30, 1999 was $14.7 million, which was $2.9 million or 25% higher than the comparable period in 1998 due primarily to increased power plant maintenance, overhead line maintenance and tree trimming maintenance.

      Other operating expenses for the nine months ended September 30, 1999 were $64.8 million, which was $2.3 million or 4% higher than the comparable period in 1998 due to higher transmission expenses. The increase in transmission expense was due to the absence in 1999 of a transmission service agreement adjustment made in 1998 related to the final order in Texas Commission Docket No. 17285. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - CPL and WTU Complaint versus Texas Utilities Electric Company (Docket No. 17285).

      Taxes, other than income, for the nine months ended September 30, 1999 were $21.0 million, which was $3.0 million or 17% higher than the comparable period in 1998 primarily attributable to higher state franchise taxes.

      Income taxes associated with utility operations for the nine months ended September 30, 1999 were $16.1 million, which was $5.6 million or 26% lower than the comparable period in 1998 as a result of lower taxable income for 1999 and prior year adjustments to prior year income taxes.

      Other income and deductions for the nine months ended September 30, 1999 decreased $1.7 million from the comparable period in 1998. The decrease was a result of a decline in interest income from a lower balance of under-recovered fuel costs, as well as a decline in income from merchandise operations.

      The extraordinary loss resulted from legislation passed in Texas under which the electricity generation portion of WTU's business in Texas no longer meets the criteria to apply SFAS No. 71. These changes resulted in an extraordinary loss which decreased net income by $5.5 million, net of tax. See
NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS Electric Utility Restructuring Legislation.

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

NOTE 6.  BUSINESS SEGMENTS                   CSW

NOTE 7.  SOUTH AMERICAN INVESTMENTS          CSW

NOTE 8.  LONG-TERM DEBT                      CSW, CPL, PSO

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.    PRINCIPLES OF PREPARATION

      General
      The condensed financial statements of the Registrants have been prepared by each Registrant pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although each Registrant believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes included in the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 1998 and the Registrants' Combined Quarterly Reports on Form 10-Q for the quarters ended March 31, 1999 and June 30, 1999.

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

      CPL's decommissioning costs are accrued and paid to an external trust over the expected service life of the STP units. The existing NRC operating licenses permit the operation of STP Unit 1 until 2027 and Unit 2 until 2028. CPL pays annual decommissioning costs based on the estimated future cost to decommission STP, including escalation for expected inflation to the expected time of decommissioning.

      CPL estimates its portion of the costs of decommissioning STP to be $289 million in 1999 dollars based on a study completed this year. CPL is accruing and recovering decommissioning costs through rates based on the service life of STP using a rate of $8.2 million per year. The funds are deposited with a trustee under the terms of an irrevocable trust and are reflected in CPL's consolidated balance sheets as Nuclear decommissioning trust with a corresponding amount accrued in Accumulated depreciation. On CSW's consolidated balance sheets the irrevocable trust is included in Deferred Charges and Other Assets, Other, with a corresponding amount accrued in Accumulated depreciation. In CSW's and CPL's consolidated statements of income, the income related to the irrevocable trust is recorded in Other Income and Deductions, Other. In CPL's consolidated statements of income the interest expense related to the irrevocable trust is recorded in Interest Charges, Interest on short-term debt and other. In CSW's consolidated statements of income the interest expense related to the irrevocable trust is recorded in Interest and Other Charges, Interest on short-term debt and other. On September 30, 1999, the nuclear trust balance was $76.9 million.

      Regulatory Assets and Liabilities
      The financial statements of the U.S. Electric Operating Companies have historically reflected regulatory assets and liabilities under cost-based rate regulation in accordance with SFAS No. 71. Rate-regulated companies are generally required to write off regulatory assets and liabilities against current earnings whenever changes in facts and circumstances cause SFAS No. 71 to no longer apply. As a result of legislation passed in Texas and Arkansas, the electricity generation business in those jurisdictions for CPL, SWEPCO and WTU no longer meet the criteria to apply SFAS No. 71. Instead, the principles of SFAS No. 101, as interpreted by EITF 97-4, have been applied. See NOTE 2. LITIGATION AND REGULATORY - Electric Utility Restructuring Legislation.

      Foreign Currency Translation
      The financial statements of SEEBOARD USA, which are included in CSW's consolidated financial statements, have been translated from British pounds to U.S. dollars in accordance with SFAS No. 52. All balance sheet accounts are translated at the exchange rate at the end of the period, and all income statement items are translated at the weighted average exchange rate for the applicable period. All the resulting translation adjustments are recorded directly to Accumulated other comprehensive income on CSW's Consolidated Balance Sheets. Cash flow statement items are translated at a combination of average, historical and current exchange rates. The non-cash impact of the changes in exchange rates on cash and cash equivalents, resulting from the translation of items at the different exchange rates, is shown on CSW's Consolidated Statements of Cash Flows in Effect of exchange rate changes on cash and cash equivalents.

      One British pound equals the following U.S. dollar amounts:

                                         1999            1998
                                     -------------   --------------
          At September 30               $1.65            $1.70

          Weighted average for 3
          months ended September        $1.64            $1.65
          30

          Weighted average for 9
          months ended September        $1.62            $1.65
          30

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

            CSW also utilizes a variety of other derivatives instruments including swaps, forwards and options. CSW accounts for these transactions as hedge transactions and any gains or losses associated with the risk management tools are recognized in the financial statements at the time the hedge transactions are settled. CSW believes its credit risk in these contracts is negligible.

      Reclassifications
      Certain financial statement items for prior periods have been reclassified to conform to the 1999 presentation.

2.    LITIGATION AND REGULATORY PROCEEDINGS

      See the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 1998 and the Registrants' Combined Quarterly Reports on Form 10-Q for the quarters ended March 31, 1999 and June 30, 1999 for additional discussion of litigation and regulatory proceedings. Reference is also made to
NOTE 3. COMMITMENTS AND CONTINGENT LIABILITIES and ITEM 2. MD&A - RATES AND REGULATORY MATTERS for additional discussion of litigation and regulatory matters.

      Electric Utility Restructuring Legislation
      On June 18, 1999, legislation was signed into law in Texas that will restructure the electric utility industry in the state. The new law, among other things: gives Texas customers of investor-owned utilities the opportunity to choose their electric provider beginning January 1, 2002; provides for the recovery of stranded costs which are defined as the excess of net book value of generation assets over the defined market value of those assets; requires reductions in nitrogen oxide and sulfur dioxide emissions; provides a rate freeze until January 1, 2002 followed by a 6% rate reduction for residential and small commercial customers, additional rate reduction for low income customers and a number of customer protections and sets certain limits on capacity owned and controlled by power generation companies. Rural electric cooperatives and municipal electric systems can choose whether to participate in retail competition. Delivery of the electricity will continue to be the responsibility of the local electric transmission and distribution utility company at regulated prices. Each utility must unbundle its business activities into a retail electric provider, a power generation company and a transmission and distribution utility. CPL, SWEPCO and WTU will file their business separation or "unbundling" plans with the Texas Commission in January 2000.

      During 1999, legislation was also enacted in Arkansas that will ultimately restructure the electric utility industry in that state. SWEPCO will file a business unbundling plan in Arkansas in the first quarter of 2000 as required by the legislation.

      The financial statements of the U.S. Electric Operating Companies have historically reflected the effects of applying the requirements of SFAS No. 71. Pursuant to those requirements, the U.S. Electric Operating Companies have recorded regulatory assets and liabilities (probable future revenues and refunds) to reflect the economic effect of cost-based regulation. When a company determines that its operations or a segment of its operations no longer meets the criteria for applying SFAS No. 71, it is required to apply the requirements of SFAS No. 101. Pursuant to those requirements and further guidance provided in EITF 97-4, a company is required to write off regulatory assets and liabilities related to deregulated operations, unless recovery of such amounts is provided through rates to be collected in a continuing regulated portion of the company's operations. Additionally, it is required to determine if any plant assets are impaired under SFAS No. 121.

      As a result of the scheduled deregulation of generation in Texas and Arkansas, CSW has concluded that it should discontinue the application of SFAS No. 71 for the Texas generation portion of the business for CPL and WTU and the Texas and Arkansas jurisdictional portions of the generation business for SWEPCO. Consequently, WTU recorded an extraordinary charge to earnings of $5.5 million and SWEPCO recorded an extraordinary charge to earnings of $3.0 million to reflect the effects of discontinuing the application of SFAS No. 71 and to write off net of regulatory assets that are not probable of recovery.

      The discontinuance of SFAS No. 71 for CPL did not result in a net charge to earnings as such net regulatory assets, pursuant to the legislation, are expected to be recovered from transmission and distribution customers through rates that will continue to be regulated.

      Electric utilities under the Texas Legislation are allowed to recover generation-related regulatory assets and stranded costs that otherwise may not be recoverable in the future competitive market. All or a majority of those costs can be refinanced through securitization, which is a financing structure designed to provide lower financing costs than is available through the conventional utility cost of capital model. The securitized amounts are then recovered through a non-bypassable transmission charge. On October 18, 1999, CPL filed an application with the Texas Commission to securitize approximately $1.27 billion of its retail generation-related regulatory assets and approximately $47 million in other qualified costs. If approval is received from the Texas Commission, CPL expects to issue the securitization bonds in March or April 2000, depending on market conditions and the timing of an order from the Texas Commission. A second phase of securitization relating to additional plant related stranded costs should occur in 2001 depending upon market conditions, timing and Texas Commission approvals. A non-bypassable charge may be used to recover additional unsecuritized stranded cost amounts.

      Under the provisions of EITF 97-4, CPL's generation-related net regulatory assets were transferred to the transmission and distribution portion of the business and will be amortized as they are recovered through charges to customers. Management currently believes all regulatory and stranded costs related to generation assets for CPL will be recovered as provided under Texas Legislation. CPL believes it will have stranded costs related to its generation assets in excess of the $1.27 billion of costs contained in its securitization filing made with the Texas Commission on October 18, 1999. If future events were to occur that made the recovery of these assets no longer probable, CPL would write off any non-recoverable portion of such assets as a non-cash charge to earnings. CPL's amount of regulatory assets and stranded costs are subject to a final determination by the Texas Commission in 2004. The Texas Legislation provides that all such finally determined stranded costs will be recovered. Since SWEPCO and WTU are not expected to have net stranded costs, all generation-related non-recoverable net regulatory assets were written off and reflected on the statement of income as an extraordinary item.

      Additionally, CPL, SWEPCO and WTU performed an accounting impairment analysis of generation assets under SFAS No. 121 at September 30, 1999 and concluded there was no impairment of generation assets at that time. An impairment analysis involves estimating future net cash flows arising from the use of an asset. If the net cash flows exceed the net book value of the asset, then there is no impairment of the asset for accounting purposes. CPL, SWEPCO and WTU will continue to review their assets for potential impairment if events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

      The Texas Legislation also provides that each year during the 1999 through 2001 rate freeze period, utilities with stranded costs are required to apply any earnings in excess of the most recently approved cost of capital in a company's last rate case (if issued on or after January 1, 1992) to reduce stranded costs. As a result, CPL recorded a net charge to earnings of $4.6 million to reflect the impact of this provision. Utilities without stranded costs must either flow such amounts back to customers or make capital expenditures, at no charge to customers, to improve transmission or distribution facilities or to improve air quality. As a result, WTU recorded a charge to earnings of $6.4 million from the effect of the earnings cap under the Texas Legislation. The charges were based on estimates for the current year and are subject to final determination by the Texas Commission. Following CPL's discontinuation of SFAS No. 71, it is expected that any future excess earnings will only be applied to reduce stranded costs for regulatory purposes.

      The discontinuance of SFAS No. 71 for CPL's and WTU's Texas generation business and SWEPCO's Texas and Arkansas generation business requires that these businesses no longer defer costs or recognize liabilities strictly resulting from the actions of a regulator. For example, operations and maintenance expenditures will be expensed as incurred regardless of regulatory treatment. In addition, the equity component of allowance for funds used during construction can no longer be accrued for generation-related capital projects. Instead, the businesses will be required to follow the interest capitalization rules in SFAS No. 34.

      CSW continues to analyze the impact of the electric utility industry restructuring legislation on the U.S. Electric Operating Companies. The Texas Commission has established numerous task forces, including representatives from CPL, SWEPCO and WTU, to address various issues associated with the Texas Legislation and to provide guidance regarding implementation of restructuring. Based on the overall framework and objective of the Texas Legislation regarding recovery of stranded costs and regulatory assets, and additional guidance obtained through participation in various task force workshop sessions, certain adjustments were recorded by CSW in the third quarter of 1999 to recognize the estimated effect of the legislation. CSW also recorded certain adjustments for the Arkansas jurisdictional portion of SWEPCO's generation business as a result of legislation enacted in Arkansas.

      As previously discussed, as a result of the Texas Legislation, CPL filed its application for securitization on October 18, 1999 with the Texas Commission. CPL, SWEPCO and WTU expect to make additional filings with the Texas Commission for business separation plans in January 2000, earnings cap reports in March 2000, cost unbundling plans in April 2000 and the ECOM reports in April 2000.

      Also see ITEM 2. MD&A - RECENT DEVELOPMENTS AND TRENDS, Electric Utility Restructuring Legislation for a discussion on restructuring legislation.

      CPL Rate Review - Docket No. 14965
      In November 1995, CPL filed with the Texas Commission a request to increase its retail base rates by $71 million. On October 16, 1997, the Texas Commission issued the CPL 1997 Final Order which lowered the annual retail base rates of CPL by approximately $19 million or 2.5% from CPL's rate level existing prior to May 1996. The Texas Commission also included a "glide path" rate reduction methodology in the CPL 1997 Final Order pursuant to which CPL's annual rates were reduced by $13 million on May 1, 1998 with an additional reduction of $13 million on May 1, 1999.

      CPL filed an appeal of the CPL 1997 Final Order to the State District Court of Travis County to raise several issues related to the rate case. The primary issues include: (i) the classification of $800 million of invested capital in STP as ECOM which was assigned a lower return on equity than non-ECOM property; (ii) the Texas Commission's application of the "glide path" rate reduction methodology applied on May 1, 1998 and May 1, 1999; and (iii) the $18 million of disallowed affiliate expenses from CSW Services. As part of the appeal, CPL sought a temporary injunction to prohibit the Texas Commission from implementing the "glide path" rate reduction methodology. The court denied the temporary injunction, and the "glide path" rate reductions were implemented in May 1998 and May 1999. Hearings on the appeal were held during the third quarter of 1998, and a judgment was issued in February 1999 affirming the Texas Commission order, except for a consolidated tax issue in the amount of $6 million, which was remanded to the Texas Commission. CPL filed an appeal of this most recent order to the Court of Appeals and management is unable to predict how the final resolution of these issues will ultimately affect CSW's and CPL's results of operations and financial condition. On May 4, 1999, AEP and CSW announced that they had reached a stipulated agreement with the General Counsel of the Texas Commission and other intervenors in the state of Texas related to the AEP/CSW merger case. The Texas Commission approved the AEP Merger in early November 1999. If the AEP Merger is ultimately consummated, CSW will withdraw its appeal with respect to the "glide path" rate reduction methodology as discussed above as issue "(ii)" but will continue seeking the appeal of issues "(i) and (iii)" also discussed above. See NOTE 5. PROPOSED AEP MERGER and ITEM
2. MD&A - PROPOSED AEP MERGER for a discussion on the stipulated agreement.

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

      In addition to requesting reconciliation of its fuel and fuel-related expenses for the reconciliation period, CPL requested authority from the Texas Commission to recover the reward earned during the reconciliation period under the performance standard adopted in the 1997 CPL Final Order for CPL's share of STP. The Texas Commission adopted a three-year average capacity factor of 83% performance standard for STP in that order. During the reconciliation period, STP operated at a net capacity factor of 93.1%, resulting in a reward of $19.2 million.

      CPL requested authority to recover the Texas portion of 50% of the reward by including 1/36th of this amount in Texas retail eligible fuel expense each month for the three-year period following the Texas Commission's order in the fuel reconciliation case. CPL further requested authority to apply the amounts of the reward recovered through Texas retail eligible fuel expense toward additional amortization of its STP deferred accounting regulatory asset. The remaining 50% of the reward would be "banked" to be used against potential future penalties or other disallowance of fuel costs. Hearings were held before an ALJ in June 1999. In July 1999, all parties reached a settlement in principle. The settlement resolves all disputed issues and includes a disallowance of $7.44 million recorded in the third quarter of 1999 and no STP performance reward either now or in the future. The Texas Commission issued its final order on September 23, 1999 in accordance with the stipulation of the parties.

      CPL and WTU Complaint vs. Texas Utilities Electric Company (Docket No. 17285)
      A joint complaint filed by CPL and WTU with the Texas Commission asserted that since January 1, 1997, Texas Utilities Electric Company had been effectively double charging for transmission service within ERCOT. A proposal for decision in February 1998 recommended approval of a proposal by CPL and WTU to reduce by $15.5 million annually their payments to Texas Utilities Electric Company. The Texas Commission approved the proposal in September 1998. Although Texas Utilities Electric Company has appealed the Texas Commission final order, it refunded $26.6 million to CPL and WTU in November 1998. Prior to the Texas Commission's September 1998 decision, the $15.5 million annual payment to Texas Utilities Electric Company had been allocated to the U.S. Electric Operating Companies. As a result of this order, the payment will continue to be recorded on CPL's and WTU's books as a reduction of ERCOT transmission expense, and there will be no future expenses recorded on the books of PSO and SWEPCO.

      Transmission Coordination Agreement
      The transmission coordination agreement provides the means by which the U.S. Electric Operating Companies plan, operate and maintain the four separate transmission systems as a single unit. The agreement also establishes the method by which the U.S. Electric Operating Companies allocate revenues received under open access transmission tariffs. In August 1998, the FERC accepted the transmission coordination agreement for filing, suspended it for a nominal period, and made it effective retroactive to January 1, 1997, subject to refund and investigation. In the fourth quarter of 1998, the U.S. Electric Operating

Companies and supporting intervenor signatories filed an uncontested offer of settlement. The FERC issued an order on June 18, 1999, accepting the offer of settlement. The FERC further ordered that appropriate refunds be made to reflect the terms of the revised transmission coordination agreement. In the second quarter of 1999, the FERC also issued an order accepting the U.S. Electric Operating Companies' compliance filing of their open access transmission tariff. The FERC previously had ordered the compliance filing to review the method by which certain open access transmission tariff customers were to be charged for transmission service. As a result of that order, certain changes were made in the transmission coordination agreement related to the allocation of certain open access transmission tariff revenues. Each U.S. Electric Operating Company will be allocated revenue in proportion to the company's respective revenue requirement for the service it provides under the revised open access transmission tariff. The U.S. Electric Operating Companies requested and received from the FERC a deferral of their refund obligation until the FERC issues an order accepting the revised transmission coordination agreement.

      On October 29, 1999, CSW filed with the FERC a revised transmission coordination agreement. The revised transmission coordination agreement includes changes to the original transmission coordination agreement to ensure the above mentioned allocation of revenues to each U.S. Electric Operating Company. In the third quarter of 1999, each of the U.S. Electric Operating Companies recorded the estimated impact of the reallocation of open access transmission tariff revenues, which increased CSW's income before taxes by approximately $8.75 million.

      PSO PCB Cases
      PSO was named a defendant in petitions filed in state court in Oklahoma in February and August 1996. The petitions allege that the plaintiffs suffered personal injury and fear future injury as a result of contamination by PCBs from a transformer malfunction that occurred in April 1982 at the Page Belcher Federal Building in Tulsa, Oklahoma. Each of the plaintiffs seeks actual and punitive damages in excess of $10,000. Other claims arising from this incident were settled and the suits dismissed. During the third quarter of 1999, all but 12 of the cases were settled for a nominal amount covered by PSO's insurance. Management believes that PSO has defenses to the remaining complaints and intends to defend the suits vigorously. Management believes that the remaining claims, excluding claims for punitive damages, are also covered by insurance. Management also believes that the ultimate resolution of the remaining lawsuits will not have a material effect on CSW's or PSO's results of operations or financial condition.

      SWEPCO Louisiana Rate Review
      In December 1997, the Louisiana Commission announced it would review SWEPCO's rates and service. The Louisiana Commission has selected consultants and legal counsel to perform a review of SWEPCO's rates and charges and to review SWEPCO's quality of service. The Louisiana Commission's legal counsel issued a report in June 1999, reflecting Louisiana revenues in excess of $28 million. SWEPCO believes the report contained significant theoretical and mathematical errors and filed its rebuttal testimony on August 10, 1999.

      In October 1999, SWEPCO and the Staff of the Louisiana Commission reached an Agreement and Stipulation, which was filed on October 14, 1999. In support of the Agreement and Stipulation, supplemental testimony was also filed. The provisions of the Agreement and Stipulation are:

- SWEPCO's Louisiana retail jurisdictional revenues are reduced by $11 million, effective with the December 1999 billing cycle;
-        SWEPCO will be allowed to earn an 11.1% return on common equity;
-        SWEPCO will recover  certain  regulatory  assets  totaling  $7.1 million;
- SWEPCO will be subject to a two-year base rate freeze, which will be subject to force majeure provisions and;
- Increased depreciation rates for transmission, distribution and general plant.

      Hearings were held before an ALJ on October 19, 1999. To meet the December 1999 implementation date contemplated in the Agreement and Stipulation, an order from the Louisiana Commission must be received in November 1999. The Louisiana Commission is scheduled to vote on the Agreement and Stipulation at its November 17, 1999 meeting.

      SWEPCO Arkansas Rate Review
      In June 1998, the Arkansas Commission indicated that it would conduct a review of SWEPCO's earnings. The review began in July 1998. SWEPCO entered into a settlement agreement with the general staff of the Arkansas Commission and the Arkansas Attorney General's Office. The settlement agreement was filed on July 30, 1999 and reduces revenues by $5.4 million or 3%. Additionally, the Stipulation and Settlement Agreement provides for a 10.75% return on common equity, an increase in depreciation rates, and an agreement by SWEPCO not to seek recovery of generation related stranded costs.

      On August 20, 1999, SWEPCO filed a Supplemental Stipulation and Settlement Agreement, which was reached with the one remaining party. The Supplemental Stipulation and Settlement Agreement did not alter or replace any of the original monetary terms of the Stipulation and Settlement Agreement filed on July 30, 1999.

      On September 23, 1999, the Arkansas Commission issued an order approving the Stipulation and Settlement Agreement and the Supplemental Stipulation and Settlement Agreement. On October 25, 1999, SWEPCO filed compliance rate tariffs with the Arkansas Commission, which are consistent with the Arkansas Commission order. After a review of the compliance rate tariffs by the Staff of the Arkansas Commission, new rates will be implemented. SWEPCO anticipates implementing the new rates with the December 1999 billing cycle.

      SWEPCO Interim Fuel Refund
      On August 24, 1999, SWEPCO filed an application at the Texas Commission to make an interim refund of fuel cost over-recoveries of $7.5 million received by SWEPCO from its Texas retail jurisdictional customers. The application requested that the refund be made in October 1999. On September 20, 1999, a stipulation between all parties was filed with the Texas Commission, which preserved SWEPCO's application to refund $7.5 million to SWEPCO's Texas retail customers. An order granting interim approval to make the refund in October 1999 was issued by the hearings examiner on September 24, 1999. SWEPCO began implementing the refund on customer bills during the first billing cycle of October 1999. On October 21, 1999, the Texas Commission issued a final order which affirmed approval to refund the fuel cost over-recoveries.

      SWEPCO Lignite Mining Agreement Litigation
      SWEPCO and CLECO are each a 50% owner of Dolet Hills Power Station Unit 1 and jointly own lignite reserves in the Dolet Hills area of northwestern Louisiana. In 1982, SWEPCO and CLECO entered into a lignite mining agreement with the DHMV, a partnership for the mining and delivery of lignite from a portion of these reserves.

      On April 15, 1997, SWEPCO and CLECO sued DHMV and its partners in the United States District Court for the Western District of Louisiana seeking to enforce various obligations of DHMV to SWEPCO and CLECO under the lignite mining agreement, including provisions relating to the quality of the delivered lignite, pricing, and mine reclamation practices. On June 15, 1997, DHMV filed an answer denying the allegations in the suit and filed a counterclaim asserting various contract-related claims against SWEPCO and CLECO. SWEPCO and CLECO have denied the allegations contained in the counterclaims. On January 8, 1999, SWEPCO and CLECO amended the claims against DHMV in the lawsuit to include a request that the lignite mining agreement be terminated. The trial date has been reset to May 22, 2000 to allow settlement discussions.

      Although SWEPCO cannot predict the ultimate outcome of this matter, management believes that the resolution of this matter will not have a material effect on SWEPCO's results of operations or financial condition.

      WTU Fuel Factor and Interim Fuel Surcharge Filing
      In September 1999, WTU filed with the Texas Commission an Application for Authority to Implement an increase in fuel factors of $13.5 million or 12.2% on an annual basis. Additionally, WTU proposed to implement an interim fuel surcharge of $6.5 million, including accumulated interest over a six-month period to collect its under-recovered fuel costs. WTU proposed to implement the revised fuel factors with its December 1999 billing cycle. On November 4, 1999, the Texas Commission approved WTU's application. The order allows an increase in fuel factors of 12.2% on an annual basis beginning in the billing cycle for December 1999 and to surcharge customers to recover $6.5 million of under-recovered fuel costs and associated interest for six months beginning in the billing cycle for January 2000.

       Regulatory Draft Price Proposal for SEEBOARD
      On October 8, 1999, OFGEM published its revised draft price proposals and results from its current United Kingdom electricity distribution review. OFGEM has recommended revenue reductions in SEEBOARD's distribution business. In addition, OFGEM has proposed the reallocation of a further 12%, or $45 million of pre-tax costs out of SEEBOARD's distribution business into its supply business. If adopted, these proposals would reduce SEEBOARD's net income in the year 2000 by $40 million, and by $60 million on an annual basis thereafter, depending upon the level of further cost reductions that can be achieved. CSW's net income from SEEBOARD USA, its United Kingdom business segment, was $95 million for the twelve months ended September 30, 1999.

      SEEBOARD continues to analyze the revised draft recommendations and their potential effects on earnings and to seek further changes in OFGEM's proposed recommendations to mitigate their effect on net income. SEEBOARD is also currently analyzing future potential cost reductions that would partially mitigate the impact of these proposals. OFGEM is expected to finalize its recommendations in early December 1999, which would take effect in April 2000 for five years. SEEBOARD cannot predict whether the draft price proposals ultimately will be adopted by OFGEM and, if they are adopted, the final form of the proposals.

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

      OFGEM has published draft price proposals for the electricity supply businesses. OFGEM has recommended that the price cap for charges levied to electricity supply domestic and small business customers should be extended for two years from April 2000. If adopted, the proposals are expected to be broadly neutral on the results of operations of SEEBOARD USA.

3.     COMMITMENTS AND CONTINGENT LIABILITIES

       PSO Guarantee of Numanco Obligations
       In April 1999, PSO received an order from the SEC authorizing an increase in its guarantee authority related to the outstanding debt of Numanco, a PSO business venture. On November 3, 1999, PSO sold its investment in Numanco to CSW Energy Services, Inc., another CSW subsidiary. Prior to the sale, PSO had guaranteed obligations for Numanco in the amount of $29 million. The PSO guarantee obligation was released upon the sale. There are no other guarantees in place for Numanco by any of the CSW companies.

      SWEPCO Henry W. Pirkey Power Plant
      In connection with the South Hallsville lignite-mining contract for its Henry W. Pirkey Power Plant, SWEPCO agreed, under certain conditions, to assume the obligations of the mining contractor. As of September 30, 1999, the amount SWEPCO may have to assume is approximately $68 million, which is the contractor's actual obligation outstanding at September 30, 1999.

      SWEPCO South Hallsville Lignite Mine
      As part of the process to receive a renewal of a Texas Railroad Commission permit for lignite mining at the South Hallsville lignite mine and expansion into the Marshall South lignite project area, SWEPCO agreed to guarantee the costs of mine reclamation up to $85 million in the event the work is not completed by the third party miner. At September 30, 1999, the cost to reclaim the mine is estimated to be approximately $36 million.

       Withdrawal of SWEPCO Cajun Asset Proposal
       Cajun filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code on December 21, 1994 under the supervision of the United States Bankruptcy Court for the Middle District of Louisiana. Both SWEPCO and Louisiana Generating LLC had filed competing plans of reorganization for the non-nuclear assets of Cajun with the bankruptcy court.

      On August 26, 1999, SWEPCO, together with the Cajun Members Committee and Washington-St. Tammany Electric Cooperative, reached a settlement agreement to withdraw the jointly filed July 1999 SWEPCO Plan to acquire all of the non-nuclear assets of Cajun during a settlement conference ordered by the United States District Court in Baton Rouge, Louisiana.

      SWEPCO had deferred approximately $13.0 million in costs related to the Cajun acquisition on its consolidated balance sheet. Under the settlement agreement, SWEPCO received $7.5 million on November 8, 1999. The after tax loss reflected in the third quarter of 1999 was $3.7 million.

      SWEPCO Biloxi, Mississippi MGP Site
      SWEPCO was notified by Mississippi Power in 1994 that it may be a PRP at a MGP site in Biloxi, Mississippi. Since then, SWEPCO has worked with Mississippi Power investigating the extent of contamination at the site. The sampling results indicate contamination at the property as well as the possible contamination of an adjacent property. After submitting a risk assessment, the MDEQ requested that a future residential exposure scenario be evaluated for comparison with commercial and industrial exposure scenarios. However, Mississippi Power and SWEPCO do not believe that cleanup to a residential scenario is appropriate since the site has been an industrial/commercial site for more than 100 years, and Mississippi Power plans to continue this type of usage. Mississippi Power and SWEPCO presented a report to the MDEQ demonstrating that the ground water on the site is not potable and that cleanup to residential standards is not necessary. Resolution of this issue is still pending.

      Currently, a feasibility study is being conducted to evaluate remedial strategies for the property. The feasibility study process will require public input prior to a final decision and will result in a remediation strategy and a projection of the cost to remediate the property.

      SWEPCO has incurred costs of approximately $200,000 for its portion of the cleanup of this site and based on preliminary estimates, anticipates that an additional $2 million may be incurred. Accordingly, SWEPCO has accrued an additional $2 million for the cleanup of the site.

      SWEPCO Wilkes Power Plant Copper Limit Compliance
      The EPA has cited SWEPCO's Wilkes power plant in an administrative order for wastewater permit violations related to copper level limits. Planned compliance activities, including activities that have been conducted to determine the source of copper, were presented by SWEPCO to the EPA during an administrative meeting, held on August 13, 1998. SWEPCO and the EPA negotiated a $41,500 penalty pending final approval.

      SEEBOARD London Underground Commitment
      In 1998, SEEBOARD, through its subsidiary SEEBOARD Powerlink, signed a $1.6 billion, 30 year contract as a joint venture partner to operate, maintain, finance and renew the high-voltage power distribution network of the London Underground transportation system. Power Asset Development Company, an associate of SEEBOARD, has committed (pound)62 million or $102 million for costs associated with its contract related to the London Underground transportation system.

      SEEBOARD Third Party Pension Litigation
      In the U.K., National Grid Group and National Power have been involved in continuing litigation regarding their use of actuarial surpluses set forth in the electricity industry's occupational pension plan, the ESPS. A High Court decision in favor of the National Grid Group and National Power was appealed. On February 10, 1999, the U.K. Court of Appeal ruled that the particular arrangements made by these corporations to dispose of part of the surplus were invalid due to procedural defects. This decision was confirmed at a later hearing of the U.K. Court of Appeal held in May 1999, although an opportunity for an appeal to be taken to the House of Lords, the highest court of appeal in the U.K., was granted.

      SEEBOARD employees are members of the ESPS, and SEEBOARD has made similar use of its actuarial surplus. As a result of subsequent legal clarification of certain issues arising from the hearing held in May 1999, the potential impact of the ruling on SEEBOARD has increased. The amount of the payments cancelled by SEEBOARD, both for past and future liabilities, amounts, in the aggregate, to approximately $78 million, excluding interest.

      The U.K. Court of Appeal did not order the National Grid Group or National Power to make payment into the ESPS, and the court indicated that any requirement to make such payments would be extreme since the ESPS already is in surplus. In the event that the court finally decides a payment by SEEBOARD into the ESPS is necessary, such a payment is likely to create additional pension fund surplus, which the company should then be able to utilize over the next several years to reduce pension expense.

      The National Grid Group has indicated its intention to appeal to the House of Lords. The final outcome of this appeal cannot presently be determined. Management is unable currently to predict the amount of any payment that it may be required to make to ESPS or the effect, if any, of the ultimate outcome of the appeal on CSW's results of operations and financial condition.

      Diversified Electric Loans and Commitments
      CSW Energy began construction in August 1998 of a 500 MW power plant, known as Frontera, in the Rio Grande Valley, near the city of Mission, Texas. The Frontera project is being built as a merchant power plant. Frontera is expected to supply power to the rapidly growing Rio Grande Valley and to supply customers throughout Texas. In addition to funds already spent, at September 30, 1999, CSW Energy has committed costs of approximately $15 million, including development, construction and financing costs. The natural gas-fired facility began simple cycle operation of 330 MW in July 1999 and is scheduled to commence combined cycle operation by early 2000. Pursuant to AEP's and CSW's stipulated settlement with several intervenors in the state of Texas related to the AEP Merger, CSW Energy will sell 250 MW of Frontera after completion of the merger. See NOTE 5. PROPOSED AEP MERGER and ITEM 2. MD&A, PROPOSED AEP MERGER.

      CSW Energy has entered into an agreement with Eastman Chemical Company to construct and operate a 440 MW cogeneration facility in Longview, Texas. This facility will be known as the Eastex Cogeneration Project. Construction of the facility is scheduled to begin in the fourth quarter of 1999, with expected operation in 2001. Excess electricity generated by the plant will be sold by CSW Energy in the wholesale electricity market. Since Eastex will be built as a qualifying facility, CSW Energy will be required to sell 50% of the plant prior to commercial operation.

      In October 1999, GE Capital Structured Finance Group's purchased 50 percent of the equity ownership of Sweeny Cogeneration Limited Partnership. CSW Energy's after-tax earnings from the proceeds of the transaction will be approximately $33 million and will be recorded in the fourth quarter of 1999. The agreement between CSW Energy and GE Capital Structured Finance Group also provides for additional payments subject to completion of a planned expansion of the Sweeny cogeneration facility.

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

      CSW, CSW Energy and CSW International have provided letters of credit and guarantees on behalf of independent power projects totaling approximately $29 million, $56 million, and $235 million, respectively, as of September 30, 1999.

4.     COMMON STOCK AND DIVIDENDS

      CSW's basic earnings per share of common stock for a period are computed by dividing net income for common stock by the average number of common shares outstanding for the period. CSW's dividends per common share reflect the dividend paid for each period.

      At September 30, 1999, approximately $1.9 billion of CSW's subsidiary companies' retained earnings were available for payment of cash dividends to CSW. The amount of retained earnings available for dividends from each of the U.S. Electric Operating Companies at September 30, 1999 was as follows:

CPL - $796 million  PSO - $167 million  SWEPCO - $296 million WTU - $124 million

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

      AEP and CSW anticipate net savings related to the merger of approximately $2 billion over a 10-year period from the elimination of duplication in corporate and administrative programs, greater efficiencies in operations and business processes, increased purchasing efficiencies and the combination of the two work forces. AEP and CSW continue to seek opportunities for additional savings. At the same time, the companies expect to continue their commitment to high quality, reliable service. Job reductions related to the merger are expected to be approximately 1,050 out of a total domestic workforce of approximately 25,000. The combined company expects to use a combination of growth, reduced hiring and attrition to minimize the need for employee separations. Transition teams of employees from both companies will make organizational and staffing recommendations.

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

      Cook Nuclear Plant
      On June 25, 1999, AEP announced a comprehensive plan to restart the idle Cook nuclear power plant. Unit 2 is scheduled to return to service in April 2000, and Unit 1 is scheduled to return to service in September 2000. AEP stated that its announcement follows a comprehensive systems readiness review of all operating systems at Cook nuclear power plant and a cost/benefit analysis of whether to restart the plant or shut it down completely. Plant officials originally shut down both units of the facility, located in Bridgman, Michigan, in September 1997 because of questions raised during a design inspection by the NRC. AEP estimated that its costs to restart the idle plant should be approximately $574 million of which $280 million has been spent through September 1999.

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

      Under the terms of the settlements, in June 1999 AEP filed with the FERC a regional transmission organization proposal whereby it will transfer the operation and control of AEP's bulk transmission facilities to an undetermined independent system operator. The transmission facilities subject to this commitment are located in Indiana, Kentucky, Michigan, Ohio, Tennessee, Virginia and West Virginia.

      The settlements also cover rates for transmission services and ancillary services as well as resolving issues related to the system integration agreement, the transmission reassignment tariff and the system transmission integration agreement. The settlements confirm, subject to FERC guidance on certain elements, that the proposed generation divestiture will satisfy the market power concerns of the FERC staff. In their merger filing with the FERC, AEP and CSW proposed divesting ownership of 300 MW of generation capacity at PSO's Northeastern Power Station Units 3 and 4 in Oklahoma and 250 MW of generation capacity at the Frontera power plant, a merchant plant constructed in Texas by a CSW subsidiary.

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

      AEP and CSW have reached settlements with the Missouri Public Service Commission and various wholesale customers and intervenors in the FERC merger proceeding.

      Hearings at the FERC concluded on July 19, 1999.

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

      On September 27, 1999, the Louisiana Commission issued a final order granting conditional approval of the pending merger between AEP and CSW. In granting approval, the Louisiana Commission also approved a stipulated settlement with the Louisiana Commission staff. Under the stipulated settlement, AEP and CSW have agreed to share with SWEPCO's Louisiana customers merger savings created as a result of the merger over the eight years following its completion. A savings mechanism will be implemented to calculate merger savings annually. AEP and CSW estimate that the customer rate credits in Louisiana will total more than $18 million during that eight-year period. During the second year following completion of the merger, customers will begin receiving a monthly rate credit for 50% of calculated merger savings. This credit will be updated annually and continue for the remainder of the eight-year period following the merger's completion.

      Oklahoma
      On August 14, 1998, AEP and CSW jointly filed a request with the Oklahoma Commission for approval of their proposed merger.

      An amended application was filed with the Oklahoma Commission on February 25, 1999. On May 11, 1999, the Oklahoma Commission approved the proposed merger between AEP and CSW. The approval follows a partial settlement between the Oklahoma Commission Utility Division Staff, the Oklahoma Commission Consumer Services Division, the Office of the Attorney General for Oklahoma, PSO, AEP and CSW. The Oklahoma Commission order was appealed by the Municipal Electric Systems of Oklahoma, Inc. and the Oklahoma Association of Electric Cooperatives. On October 13, 1999, the Oklahoma Supreme Court dismissed the appeal of the Oklahoma Association of Electric Cooperatives. The Municipal Electric System of Oklahoma, Inc. withdrew its appeal and the Oklahoma Association of Electric Cooperatives filed a motion to dismiss its appeal of the Oklahoma Commission order approving the merger.

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

      On May 4, 1999, AEP and CSW announced a proposed settlement with several intervenor groups for the proposed merger between AEP and CSW. The settlement would result in combined rate reductions totaling $221 million over a six-year period for Texas customers of the three CSW Texas electric operating companies (CPL, SWEPCO and WTU) if the merger is completed as planned and issues are resolved associated with CPL, SWEPCO and WTU rate and fuel reconciliation proceedings.

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

      Hearings on the merger in Texas began August 9, 1999 and concluded on August 10, 1999. As the hearings began, settlements were reached with all but one of the parties in the case. The settling parties are all wholesale electric customers of the three CSW Texas electric operating companies, and the settlements call for the withdrawal of their opposition to the merger in all regulatory approval proceedings. On October 1, 1999, an ALJ for the Texas State Office of Administrative Hearings issued a proposal for decision recommending that the Texas Commission approve the pending merger between AEP and CSW. In the proposal for decision, the ALJ determined that, consistent with the terms of the proposed settlement, the merger is in the public interest. On November 2, 1999, the Texas Commission approved the proposed merger with AEP.

      NRC
      On June 19, 1998, CPL filed a license transfer application with the NRC requesting the NRC's consent to the indirect transfer of control of CPL's interests in the NRC licenses issued for STP from CSW to AEP. CPL would continue to own its 25.2% interest in STP, and CPL's name would remain on the NRC operating license. On November 5, 1998, the NRC approved the license transfer application with a condition that the merger must be completed by December 31, 1999. CPL will request an extension of the license transfer with the NRC in the fourth quarter of 1999.

      Other Federal
      On October 13, 1998, AEP and CSW jointly filed an application with the SEC for approval of the proposed merger. The SEC merger filing is similar to requests currently pending before other jurisdictions and outlines the expected combined company benefits of the merger to AEP and CSW customers and shareholders. Since then, AEP and CSW have filed several amendments to the application. Several parties have filed petitions opposing the proposed merger at the SEC. On July 23, 1999, AEP and CSW filed a brief in response to the intervenor petitions at the SEC. AEP and CSW will file a further amendment to the application in the fourth quarter of 1999.

      On July 29, 1999, applications were made with the FCC to authorize the transfer of control of licenses of several CSW entities to AEP. The granting of such authority is expected by the end of 1999 and will be effective upon completion of the proposed merger.

      On July 26,  1999,  AEP and CSW  submitted  filings to the  Department  of
Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. On August 26, 1999, AEP and CSW received a request for additional information from the Department of Justice. AEP and CSW plan to file the additional information with the Department of Justice in the fourth quarter of 1999.

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

      On August 6, 1999, AEP announced that it had ratified a settlement agreement with local unions of the UWUA representing employees of AEP. The settlement agreement covered issues raised in the pending merger between AEP and CSW. As part of the settlement, the UWUA local unions will not oppose the merger.

      On October 21, 1999, the Public Utility Commission of Ohio issued a decision stating that it will notify the FERC that it is no longer opposed to AEP's proposed merger with CSW and that it will no longer seek conditions to the merger.

      Completion of the Merger
      AEP and CSW have targeted consummation of the AEP Merger in the second quarter of 2000. The merger is conditioned, among other things, upon the approval of several state and federal regulatory agencies. The transaction must satisfy many conditions, including the condition that it must be accounted for as a pooling of interests. The parties may not waive some of these conditions. AEP and CSW continue the process of seeking regulatory approvals, but there can be no assurance as to when, on what terms or whether the required approvals will be received or whether there will be any regulatory proceedings in the United Kingdom. After December 31, 1999, either CSW or AEP may terminate the merger agreement if all of the conditions to its obligation to close have not been satisfied, provided that either party may extend the merger agreement, under certain circumstances, through June 30, 2000. There can be no assurance that the AEP Merger will be consummated.

      Merger Costs
      As of September 30, 1999, CSW had deferred $38.6 million in costs related to the AEP Merger on its consolidated balance sheet, which will be charged to expense if AEP and CSW are not successful in completing their proposed merger.

6.    BUSINESS SEGMENTS

      CSW's business segments include the U.S. Electric and U.K. Electric segments. The U.S. Electric segment is comprised of CSW's four domestic electric operating companies, CPL, PSO, SWEPCO and WTU. The U.K. Electric segment is comprised of CSW's foreign electric operating company, SEEBOARD USA. The U.S. Electric segment's primary business is the generation, transmission and distribution of electricity. The U.K. Electric segment's primary business is the supply and distribution of electricity. Financial data for each business segment for the three-month and nine-month periods ended September 30, 1999 and 1998, respectively, covered is set forth below.


                                     U.S.        U.K.    Other and      CSW
                                   Electric   Electric  Reconciling Consolidated
                                  ----------------------------------------------
                                                    (millions)
Three months ended September 30,
1999
   Operating Revenues               $1,170        $354         $94      $1,618
   Income/(Loss) before
     Extraordinary Item                221          19         (10)        230

Three months ended September 30,
1998
   Operating Revenues               $1,172        $352         $57      $1,581
   Income/(Loss) before
     Extraordinary Item                230          31         (28)        233


                                     U.S.        U.K.    Other and      CSW
                                   Electric   Electric  Reconciling Consolidated
                                  ----------------------------------------------
                                                    (millions)
Nine months ended September 30, 1999
   Operating Revenues               $2,758      $1,192        $212      $4,162
   Income/(Loss) before
     Extraordinary Item                353          63         (38)        378
Total Assets at September 30, 1999   8,999       3,089       2,343      14,431
Total Assets at December 31, 1998    8,994       3,032       1,871      13,897

Nine months ended September 30, 1998
   Operating Revenues               $2,746      $1,288        $148      $4,182
   Income/(Loss) before
     Extraordinary Item                370          85         (56)        399
Total Assets at September 30, 1998   9,117       3,136       2,008      14,261
Total Assets at December 31, 1997    9,186       2,931       1,499      13,616

7.    SOUTH AMERICAN INVESTMENTS

      Through September 30, 1999, CSW International had purchased a 36% equity interest in Vale for $80 million. CSW International also extended $100 million of debt to Vale. CSW International anticipates converting $69 million of the debt to equity by the end of 1999 with the remainder to be converted over the next two years. Currently, CSW International accounts for its $80 million investment in Vale on the equity method of accounting, and the $100 million of debt as a loan.

      In mid-January 1999, amid market instability, the Brazilian government abandoned its policy of pegging the Brazilian Real in a broad range against the dollar. This action resulted in a 45% devaluation of the Brazilian currency by the end of September 1999. Vale is unfavorably affected by the devaluation due primarily to the revaluation of foreign denominated debt.

      CSW International has a put option, which, if exercised, requires Vale to purchase its shares from CSW International at a minimum price equal to the purchase price paid for the shares by CSW International. As a result of the put option arrangement, management has concluded that CSW International's investment carrying amount will not be reduced below the put option value unless there is deemed to be a permanent impairment. Pursuant to the put option arrangement, CSW International will not recognize its proportionate share of any future earnings until its proportionate share of any losses of Vale are recognized. At September 30, 1999, CSW International had deferred losses, after tax, of approximately $23 million related to its Vale investment. CSW International views its investment in Vale as a long-term investment, which has significant long-term value. Management will continue to closely evaluate the changes in the Brazilian economy and its impact on CSW International's investment in Vale.

      As of September 30, 1999, CSW International had invested $110 million in stock of a Chilean electric company. The investment is classified as securities available for sale and accounted for by the cost method. Based on the market value of the shares and foreign exchange rates, the value of the investment at September 30, 1999 was $62 million. The reduction in the carrying value of this investment has been reflected in Other Comprehensive Income in CSW's Consolidated Statements of Stockholders' Equity. Management views its investment in Chile as a long-term investment strategy and believes this investment continues to have significant long-term value and that it is recoverable. Management will continue to closely evaluate the changes in the South American economy and its impact on CSW International's investment in the Chilean electric company.

8.    LONG-TERM DEBT

      In November 1999, Matagorda County Navigation District No. 1 (Texas) will sell for the benefit of CPL $111.7 million of 4.90% Series 1999A and $50.0 million of 4.95% Series 1999B unsecured tax exempt pollution control revenue refunding bonds. The bonds mature in 2030 but will be subject to remarketing and an interest rate reset in two years. The proceeds will be used to refund $111.7 million aggregate principal amount of outstanding Matagorda 7-1/2% Series 1984A bonds due December 15, 2014 and $50.0 million aggregate principal amount of outstanding 7-1/2% Matagorda Series 1990 bonds due March 21, 2020.

      In July 1999, the Oklahoma Development Finance Authority sold for the benefit of PSO $33.7 million of 4-7/8% unsecured tax exempt pollution control revenue refunding bonds. The bonds mature in fifteen years but will be subject to remarketing and an interest rate reset in five years. In late August 1999, the proceeds were used to refund $33.7 million aggregate principal amount of outstanding Oklahoma Environmental Finance Authority (PSO Project) 5.9% Series A bonds due December 1, 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 1998 and the Registrants' Combined Quarterly Reports on Form 10-Q for the quarters ended March 31, 1999 and June 30, 1999. Reference is also made to each Registrant's unaudited Financial Statements and related Notes to Financial Statements included in this document. The information should be read in conjunction with, and is essential to understanding, the following discussion and analysis.


RESULTS OF OPERATIONS

      Reference is made to ITEM 1. FINANCIAL STATEMENTS for each of the Registrants' RESULTS OF OPERATIONS for the three month and nine month periods ended September 30, 1999.


LIQUIDITY AND CAPITAL RESOURCES

      Overview of CSW Operating, Investing, and Financing Activities
      Net cash inflows from operating activities decreased $172 million to $452 million for the nine month period ended September 30, 1999 compared to the same period last year due primarily to decreased fuel recoveries from customers. Also contributing to the decrease in cash flows from operating activities was a decrease in accrued taxes for the comparison periods due primarily to lower pre-tax income and a larger refund received in 1998. Further contributing to the decrease in cash flows from operating activities were increased payments on accounts payable. Partially offsetting the decrease in cash flows from operating activities was a lower change in accounts receivable balance in 1999 compared to 1998 resulting from more favorable collections. Further offsetting the decrease in cash flows from operating activities was the absence in 1999 of a refund paid to CPL customers in the first six months of 1998.

      Net cash outflows from investing activities increased $84 million to $565 million during the first nine months of 1999 compared to the same period a year ago. The increase in net cash outflows from investing activities resulted primarily from higher levels of spending in 1999 for CSW Energy projects, U.S. Electric Operating Companies' construction expenditures and U.K. Electric's construction expenditures. Also contributing to the increase in net cash outflows from investing activities was the assumption in 1998 by CSW International's Altamira partner, Alpek, of a 50% obligation related to a power plant project, which was not present in 1999. Partially offsetting the increase in cash outflows from investing activities was the absence in 1999 of additional CSW International loans to Vale and lower construction expenditures in 1999 at C3 Communications.

      Net cash inflows from financing activities increased $155 million to $118 million for the first nine months of 1999 compared to the same period in 1998. The increase was due primarily to the absence in 1999 of the repayment of a $60 million variable rate bank loan at CSW Services and the redemption of $28 million of preferred stock at SWEPCO. Also contributing to the increase in cash flows from financing activities was a lower change in short-term debt due primarily to lower interest rates and the absence in 1999 of the CPL 1998 bonded rate refund. Partially offsetting the increase in net cash inflows was a higher level of long-term maturities and reacquisitions in 1999 compared to 1998.

      Construction Expenditures
      CSW's construction expenditures, including allowance for funds used during construction, totaled $549 million for the nine months ended September 30, 1999. Such expenditures for the U.S. Electric Operating Companies totaled $141 million, $74 million, $74 million and $36 million, for CPL, PSO, SWEPCO and WTU, respectively. Construction expenditures at the U.S. Electric Operating Companies were due primarily to improvements to existing production, transmission and distribution facilities. The improvements are required to meet the needs of new customers and the changing requirements of existing customers. CSW anticipates that substantially all funds required for construction for the remainder of the year will be provided from internal sources.

      Other Financing Issues
      The CSW System uses short-term debt to meet fluctuations in working capital requirements and other interim capital needs. CSW has established a system money pool to coordinate short-term borrowings for certain of its subsidiaries, primarily the U.S. Electric Operating Companies. In addition, CSW also incurs borrowings for other subsidiaries that are not included in the money pool. As of September 30, 1999, CSW had revolving credit facilities totaling $1.4 billion to back up its commercial paper program. On June 25, 1999, CSW Credit closed its third amended and restated secured revolving credit agreement. The $1.2 billion facility will expire on June 23, 2000.

      On April 2, 1999, C3 Communications announced a major expansion of C3 Networks, its long haul fiber network division. C3 Networks plans to invest over $26 million in existing routes and new construction in 1999, of which $13 million was spent through September 30, 1999. C3 Networks delivers networking and services in Texas and Louisiana and plans to expand the network to Oklahoma.

      In November 1999, Matagorda County Navigation District No. 1 (Texas) will sell for the benefit of CPL $111.7 million of 4.90% Series 1999A and $50.0 million of 4.95% Series 1999B unsecured tax exempt pollution control revenue refunding bonds. The bonds mature in 2030 but will be subject to remarketing and an interest rate reset in two years. The proceeds will be used to refund $111.7 million aggregate principal amount of outstanding Matagorda 7-1/2% Series 1984A bonds due December 15, 2014 and $50.0 million aggregate principal amount of outstanding 7-1/2% Matagorda Series 1990 bonds due March 21, 2020.

      In July 1999, the Oklahoma Development Finance Authority sold for the benefit of PSO $33.7 million of 4-7/8% unsecured tax-exempt pollution control revenue refunding bonds. The bonds mature in fifteen years but will be subject to remarketing and an interest rate reset in five years. In August 1999, the proceeds were used to refund $33.7 million aggregate principal amount outstanding of Oklahoma Environmental Finance Authority (PSO Project) 5.9% Series A bonds due December 1, 2007.

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

      AEP and CSW anticipate net savings related to the merger of approximately $2 billion over a 10-year period from the elimination of duplication in corporate and administrative programs, greater efficiencies in operations and business processes, increased purchasing efficiencies and the combination of the two work forces. AEP and CSW continue to seek opportunities for additional savings. At the same time, the companies expect to continue their commitment to high quality, reliable service. Job reductions related to the merger are expected to be approximately 1,050 out of a total domestic workforce of approximately 25,000. The combined company expects to use a combination of growth, reduced hiring and attrition to minimize the need for employee separations. Transition teams of employees from both companies will make organizational and staffing recommendations.

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

      Cook Nuclear Plant
      On June 25, 1999, AEP announced a comprehensive plan to restart the idle Cook nuclear power plant. Unit 2 is scheduled to return to service in April 2000, and Unit 1 is scheduled to return to service in September 2000. AEP stated that its announcement follows a comprehensive systems readiness review of all operating systems at Cook nuclear power plant and a cost/benefit analysis of whether to restart the plant or shut it down completely. Plant officials originally shut down both units of the facility, located in Bridgman, Michigan, in September 1997 because of questions raised during a design inspection by the NRC. AEP estimated that its costs to restart the idle plant should be approximately $574 million of which $280 million has been spent through September 1999.

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

      Under the terms of the settlements, in June 1999 AEP filed with the FERC a regional transmission organization proposal whereby it will transfer the operation and control of AEP's bulk transmission facilities to an undetermined independent system operator. The transmission facilities subject to this commitment are located in Indiana, Kentucky, Michigan, Ohio, Tennessee, Virginia and West Virginia.

      The settlements also cover rates for transmission services and ancillary services as well as resolving issues related to the system integration agreement, the transmission reassignment tariff and the system transmission integration agreement. The settlements confirm, subject to FERC guidance on certain elements, that the proposed generation divestiture will satisfy the market power concerns of the FERC staff. In their merger filing with the FERC, AEP and CSW proposed divesting ownership of 300 MW of generation capacity at PSO's Northeastern Power Station Units 3 and 4 in Oklahoma and 250 MW of generation capacity at the Frontera power plant, a merchant plant being constructed in Texas by a CSW subsidiary.

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

      AEP and CSW have reached settlements with the Missouri Public Service Commission and various wholesale customers and intervenors in the FERC merger proceeding.

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

      On September 27, 1999, the Louisiana Commission issued a final order granting conditional approval of the pending merger between AEP and CSW. In granting approval, the Louisiana Commission also approved a stipulated settlement with the Louisiana Commission staff. Under the stipulated settlement, AEP and CSW have agreed to share with SWEPCO's Louisiana customers merger savings created as a result of the merger over the eight years following its completion. A savings mechanism will be implemented to calculate merger savings annually. AEP and CSW estimate that the customer rate credits in Louisiana will total more than $18 million during that eight-year period. During the second year following completion of the merger, customers will begin receiving a monthly rate credit for 50% of calculated merger savings. This credit will be updated annually and continue for the remainder of the eight-year period following the merger's completion.

      Oklahoma
      On August 14, 1998, AEP and CSW jointly filed a request with the Oklahoma Commission for approval of their proposed merger.

      An amended application was filed with the Oklahoma Commission on February 25, 1999. On May 11, 1999, the Oklahoma Commission approved the proposed merger between AEP and CSW. The approval follows a partial settlement between the Oklahoma Commission Utility Division Staff, the Oklahoma Commission Consumer Services Division, the Office of the Attorney General for Oklahoma, PSO, AEP and CSW. The Oklahoma Commission order was appealed by the Municipal Electric Systems of Oklahoma, Inc. and the Oklahoma Association of Electric Cooperatives. On October 13, 1999, the Oklahoma Supreme Court dismissed the appeal of the Oklahoma Association of Electric Cooperatives. The Oklahoma Association of Electric Cooperatives filed a motion to dismiss its appeal of the Oklahoma Commission order approving the merger.

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

      On May 4, 1999, AEP and CSW announced a proposed settlement with several intervenor groups for the proposed merger between AEP and CSW. The settlement would result in combined rate reductions totaling $221 million over a six-year period for Texas customers of the three CSW Texas electric operating companies (CPL, SWEPCO and WTU) if the merger is completed as planned and issues are resolved associated with CPL, SWEPCO and WTU rate and fuel reconciliation proceedings.

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

      Hearings on the merger in Texas began August 9, 1999 and concluded on August 10, 1999. As the hearings began, settlements were reached with all but one of the parties in the case. The settling parties are all wholesale electric customers of the three CSW Texas electric operating companies, and the settlements call for the withdrawal of their opposition to the merger in all regulatory approval proceedings. On October 1, 1999, an ALJ for the Texas State Office of Administrative Hearings issued a proposal for decision recommending that the Texas Commission approve the pending merger between AEP and CSW. In the proposal for decision, the ALJ determined that, consistent with the terms of the proposed settlement, the merger is in the public interest. On November 2, 1999, the Texas Commission approved the proposed merger with AEP.

      NRC
      On June 19, 1998, CPL filed a license transfer application with the NRC requesting the NRC's consent to the indirect transfer of control of CPL's interests in the NRC licenses issued for STP from CSW to AEP. CPL would continue to own its 25.2% interest in STP, and CPL's name would remain on the NRC operating license. On November 5, 1998, the NRC approved the license transfer application with a condition that the merger must be completed by December 31, 1999. CPL will request an extension for a license transfer with the NRC in the fourth quarter of 1999.

      Other Federal
      On October 13, 1998, AEP and CSW jointly filed an application with the SEC for approval of the proposed merger. The SEC merger filing is similar to requests currently pending before other jurisdictions and outlines the expected combined company benefits of the merger to AEP and CSW customers and shareholders. AEP and CSW have filed several amendments to the application. Several parties have filed petitions opposing the proposed merger at the SEC. On July 23, 1999, AEP and CSW filed a brief in response to the intervenor petitions at the SEC. AEP and CSW will file an amendment to the application in the fourth quarter of 1999.

      On July 29, 1999, applications were made with the FCC to authorize the transfer of control of licenses of several CSW entities to AEP. The granting of such authority is expected by the end of 1999 and will be effective upon completion of the proposed merger.

      On July 26,  1999,  AEP and CSW  submitted  filings to the  Department  of
Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. On August 26, 1999, AEP and CSW received a request for additional information from the Department of Justice. AEP and CSW plan to file the additional information with the Department of Justice in the fourth quarter of 1999.

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

      On May 26, 1999, AEP and CSW announced that it had reached a settlement agreement with the Kentucky Attorney General and several AEP customers in Kentucky addressing matters pertinent to Kentucky regarding the pending merger between AEP and CSW. The Kentucky Public Service Commission has approved the settlement.

      On August 6, 1999, AEP announced that they ratified a settlement agreement with local unions of the UWUA representing employees of AEP. The settlement agreement covered issues raised in the pending merger between AEP and CSW. As part of the settlement, the UWUA local unions will not oppose the merger.

      On October 21, 1999, the Public Utility Commission of Ohio issued a decision stating that it will notify the FERC that it is no longer opposed to AEP's proposed merger with CSW and that it will no longer seek conditions on the merger.

      Completion of the Merger
      AEP and CSW have targeted consummation of the AEP Merger to occur in the second quarter of 2000. The merger is conditioned, among other things, upon the approval of several state and federal regulatory agencies. The transaction must satisfy many conditions, including the condition that it must be accounted for as a pooling of interests. The parties may not waive some of these conditions. AEP and CSW have initiated the process of seeking regulatory approvals, but there can be no assurance as to when, on what terms or whether the required approvals will be received or whether there will be any regulatory proceedings in the United Kingdom. After December 31, 1999, either CSW or AEP may terminate the merger agreement if all of the conditions to its obligation to close have not been satisfied, provided that either party may extend the merger agreement, under certain circumstances, through June 30, 2000. There can be no assurance that the AEP Merger will be consummated.

      Merger Costs
      As of September 30, 1999, CSW had deferred $38.6 million in costs related to the AEP Merger on its consolidated balance sheet, which will be charged to expense if AEP and CSW are not successful in completing their proposed merger.


RECENT DEVELOPMENTS AND TRENDS

      Industry restructuring and legislative initiatives in the U.S. Congress Several bills have been introduced in the 106th U.S.Congress which provide for the restructuring and/or deregulating of the electric utility industry. Most of the bills seek to clarify state authority to mandate retail choice, repeal the Holding Company Act, repeal prospectively the Public Utility Regulatory Policies Act of 1978, expand FERC authority over public power entities, address transmission reliability, and other issues. Recently, HR 2944 "The Electricity Competition and Reliability Act" was reported by the House Commerce Subcommittee on Energy and Power on October 27, 1999. Among other provisions, if enacted, the legislation would repeal the Holding Company Act twelve months after the bill is signed into law and clarifies that states have the authority to order retail competition without a federal mandate. Management cannot predict the ultimate outcome of any legislative initiatives.

      Industry Restructuring Legislation in Texas, Louisiana, Oklahoma and Arkansas
      Several initiatives to restructure the electric utility industry and enact retail competition have been undertaken in the four states in which the U.S.
Electric Operating Companies operate. Legislation was enacted in Oklahoma in 1997 and 1998, and in Texas and Arkansas in 1999. CSW will make business unbundling plan filings in Texas and Arkansas in the first quarter of 2000 as required by the legislation. Legislative activity in Louisiana has, to date, stopped short of any such definitive action.

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

      In 1998, the Oklahoma Legislature passed Senate Bill 888, which accelerated the schedule for completion of the remaining studies to October 1999. Those studies were conducted under the direction of the Legislative Joint Electric Utility Task Force, rather than by the Oklahoma Commission as the previous legislation required. The task force organized the study effort into several working groups, which were directed to evaluate assigned issues. On October 1, 1999, the task force completed its report to the Oklahoma Legislature based on the work performed by these working groups. The report primarily is a compilation of the positions taken by the various parties participating in the working groups. The information in the report is expected to be used in the development of additional industry legislation during the 2000 legislative session. Management is unable to predict the ultimate impact of the report or the effects of any 2000 industry restructuring legislation on the results of operations and financial condition of CSW and PSO.

      Louisiana
      In 1998, a special legislative committee created by the Louisiana Senate studied the impact of retail competition on the state of Louisiana. No legislation has been enacted as a result of that effort. In addition, during 1998 and 1999, the Louisiana Commission conducted a proceeding to study restructuring and retail competition. Since the Louisiana Commission is a constitutionally created body, it can implement industry restructuring on its own without additional legislation. Parties submitted comments, and hearings were held on a number of specific restructuring topics. Also, as a part of that proceeding, utilities filed rate unbundling information with the Louisiana Commission staff.

      As a result of that proceeding, the Louisiana Commission staff released its report on industry restructuring, including its recommendations regarding retail competition in Louisiana. In its report, the Louisiana Commission staff recommended that electric industry restructuring should not proceed at this time because it is not in the public interest. However, the Louisiana Commission staff proposed a restructuring plan as an alternative, in the event the Louisiana Commission decides to move forward with the electric industry restructuring and retail competition. The Louisiana Commission voted to begin additional study and analysis of the issues associated with restructuring and has adopted a procedural schedule that will result in a final restructuring plan by January 1, 2001.

      Other
      Management cannot predict the ultimate outcome of the initiatives concerning restructuring and retail competition in Arkansas, Louisiana, Texas and Oklahoma, or their ultimate impact on the results of operations, financial condition, or competitive position of CSW and the U.S. Electric Operating Companies.

      The foregoing discussion constitutes forward-looking information within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information. See FORWARD -LOOKING INFORMATION.

      SEEBOARD Third Party Pension Litigation
      In the U.K., National Grid Group and National Power have been involved in continuing litigation regarding their use of actuarial surpluses set forth in the electricity industry's occupational pension plan, the ESPS. A High Court decision in favor of the National Grid Group and National Power was appealed. On February 10, 1999, the U.K. Court of Appeal ruled that the particular arrangements made by these corporations to dispose of part of the surplus were invalid due to procedural defects. This decision was confirmed at a later hearing of the U.K. Court of Appeal held in May 1999, although an opportunity for an appeal to be taken to the House of Lords, the highest court of appeal in the U.K., was granted.

      SEEBOARD employees are members of the ESPS, and SEEBOARD has made similar use of its actuarial surplus. As a result of subsequent legal clarification of certain issues arising from the hearing held in May 1999, the potential impact of the ruling on SEEBOARD has increased. The amount of the payments cancelled by SEEBOARD, both for past and future liabilities, amounts, in the aggregate, to approximately $78 million, excluding interest.

      The U.K. Court of Appeal did not order the National Grid Group or National Power to make payment into the ESPS, and the court indicated that any requirement to make such payments would be extreme since the ESPS already is in surplus. In the event that the court finally decides a payment by SEEBOARD into the ESPS is necessary, such a payment is likely to create additional pension fund surplus, which the company should then be able to utilize over the next several years to reduce pension expense.

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

RATES AND REGULATORY MATTERS

      Electric Utility Restructuring Legislation
      On June 18, 1999, legislation was signed into law in Texas that will restructure the electric utility industry in the state. The new law, among other things: gives Texas customers of investor-owned utilities the opportunity to choose their electric provider beginning January 1, 2002; provides for the recovery of stranded costs which are defined as the excess of net book value of generation assets over the defined market value of those assets; requires reductions in nitrogen oxide and sulfur dioxide emissions; provides a rate freeze until January 1, 2002 followed by a 6% rate reduction for residential and small commercial customers, additional rate reduction for low income customers and a number of customer protections and sets certain limits on capacity owned and controlled by power generation companies. Rural electric cooperatives and municipal electric systems can choose whether to participate in retail competition. Delivery of the electricity will continue to be the responsibility of the local electric transmission and distribution utility company at regulated prices. Each utility must unbundle its business activities into a retail electric provider, a power generation company and a transmission and distribution utility. CPL, SWEPCO and WTU will file their business separation or "unbundling" plans with the Texas Commission in January 2000.

      During 1999, legislation was also enacted in Arkansas that will ultimately restructure the electric utility industry in that state. SWEPCO will file a business unbundling plan in Arkansas in the first quarter of 2000 as required by the legislation.

      The financial statements of the U.S. Electric Operating Companies have historically reflected the effects of applying the requirements of SFAS No. 71. Pursuant to those requirements, the U.S. Electric Operating Companies have recorded regulatory assets and liabilities (probable future revenues and refunds) to reflect the economic effect of cost-based regulation. When a company determines that its operations or a segment of its operations no longer meets the criteria for applying SFAS No. 71, it is required to apply the requirements of SFAS No. 101. Pursuant to those requirements and further guidance provided in EITF 97-4, a company is required to write off regulatory assets and liabilities related to deregulated operations, unless recovery of such amounts is provided through rates to be collected in a continuing regulated portion of the company's operations. Additionally, it is required to determine if any plant assets are impaired under SFAS No. 121.

      As a result of the scheduled deregulation of generation in Texas and Arkansas, CSW has concluded that it should discontinue the application of SFAS No. 71 for the Texas generation portion of the business for CPL and WTU and the Texas and Arkansas jurisdictional portions of the generation business for SWEPCO. Consequently, WTU recorded an extraordinary charge to earnings of $5.5 million and SWEPCO recorded an extraordinary charge to earnings of $3.0 million to reflect the effects of discontinuing the application of SFAS No. 71 and to write off net of regulatory assets that are not probable of recovery.

      The discontinuance of SFAS No. 71 for CPL did not result in a net charge to earnings as such net regulatory assets, pursuant to the legislation, are expected to be recovered from transmission and distribution customers through rates that will continue to be regulated.

      Electric utilities under the Texas Legislation are allowed to recover generation-related regulatory assets and stranded costs that otherwise may not be recoverable in the future competitive market. All or a majority of those costs can be refinanced through securitization, which is a financing designed to provide lower financing costs than is available through the conventional utility cost of capital model. The securitized amounts are then recovered through a non-bypassable charge. On October 18, 1999, CPL filed an application with the Texas Commission to securitize approximately $1.27 billion of its retail generation-related regulatory assets and approximately $47 million in other qualified costs. If approval is received from the Texas Commission, CPL expects to issue the securitization bonds in March or April 2000, depending on market conditions and the timing of an order from the Texas Commission. A second phase of securitization relating to additional plant related stranded costs should occur in 2001 depending upon market conditions, timing and Texas Commission approvals. A non-bypassable charge may be used to recover additional unsecuritized stranded cost amounts.

      Under the provisions of EITF 97-4, CPL's generation-related net regulatory assets were transferred to the transmission and distribution portion of the business and will be amortized as they are recovered through charges to customers. Management currently believes all regulatory and stranded costs related to generation assets for CPL will be recovered as provided under Texas Legislation. CPL believes it will have stranded costs related to its generation assets in excess of the $1.27 billion of costs contained in its securitization filing made with the Texas Commission on October 18, 1999. If future events were to occur that made the recovery of these assets no longer probable, CPL would write off any non-recoverable portion of such assets as a non-cash charge to earnings. CPL's amount of regulatory assets and stranded costs are subject to a final determination by the Texas Commission in 2004. The Texas Legislation provides that all such finally determined stranded costs will be recovered. Since SWEPCO and WTU are not expected to have net stranded costs, all generation-related non-recoverable net regulatory assets were written off and reflected on the statement of income as an extraordinary item.

      Additionally, CPL, SWEPCO and WTU performed an accounting impairment analysis of generation assets under SFAS No. 121 at September 30, 1999 and concluded there was no impairment of generation assets at this time. An impairment analysis involves estimating future net cash flows arising from the use of an asset. If the net cash flows exceed the net book value of the asset, then there is no impairment of the asset for accounting purposes. CPL, SWEPCO and WTU will continue to review their assets for potential impairment if events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

      The Texas Legislation also provides that each year during the 1999 through 2001 rate freeze period, utilities with stranded costs are required to apply any earnings in excess of the most recently approved cost of capital in a company's last rate case (if issued on or after January 1, 1992) to reduce stranded costs. As a result, CPL recorded a net charge to earnings of $4.6 million to reflect the impact of this provision. Utilities without stranded costs must either flow such amounts back to customers or make capital expenditures, at no charge to customers, to improve transmission or distribution facilities or to improve air quality. As a result, WTU recorded a charge to earnings of $6.4 million from the effect of the earnings cap under the Texas Legislation. The charges were based on estimates for the current year and are subject to final determination by the Texas Commission. Following CPL's discontinuation of SFAS No. 71, it is expected that any future excess earnings will only be applied to reduce stranded costs for regulatory purposes.

      The discontinuance of SFAS No. 71 for CPL's and WTU's Texas generation business and SWEPCO's Texas and Arkansas generation business requires that these businesses no longer defer costs or recognize liabilities strictly resulting from the actions of a regulator. For example, operations and maintenance expenditures will be expensed as incurred regardless of regulatory treatment. In addition, the equity component of allowance for funds used during construction can no longer be accrued for generation-related capital projects. Instead, the businesses will be required to follow the interest capitalization rules in SFAS No. 34.

      CSW continues to analyze the impact of the electric utility industry restructuring legislation on the U.S. Electric Operating Companies. The Texas Commission has established numerous task forces, including representatives from CPL, SWEPCO and WTU, to address various issues associated with the Texas Legislation and to provide guidance regarding implementation of restructuring. Based on the overall framework and objective of the Texas Legislation regarding recovery of stranded costs and regulatory assets, and additional guidance obtained through participation in various task force workshop sessions, certain adjustments were recorded by CSW in the third quarter of 1999 to recognize the estimated effect of the legislation. CSW also recorded certain adjustments for the Arkansas jurisdictional portion of SWEPCO's generation business as a result of legislation enacted in Arkansas.

      As previously discussed, as a result of the Texas Legislation, CPL filed its application for securitization on October 18, 1999 with the Texas Commission. CPL, SWEPCO and WTU expect to make additional filings with the Texas Commission for business separation plans in January 2000, earnings cap reports in March 2000, cost unbundling plans in April 2000 and the ECOM reports in April 2000.

      The foregoing discussion constitutes forward-looking information within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information. See FORWARD -LOOKING INFORMATION.

      Also see ITEM 2. MD&A - RECENT DEVELOPMENTS AND TRENDS, Texas for a discussion on legislation.

      CPL Rate Review - Docket No. 14965
      In November 1995, CPL filed with the Texas Commission a request to increase its retail base rates by $71 million. On October 16, 1997, the Texas Commission issued the CPL 1997 Final Order. The CPL 1997 Final Order lowered the annual retail base rates of CPL by approximately $19 million or 2.5% from CPL's rate level existing prior to May 1996. The Texas Commission also included a "glide path" rate reduction methodology in the CPL 1997 Final Order pursuant to which CPL's annual rates would be reduced by $13 million on May 1, 1998 and an additional $13 million on May 1, 1999.

      CPL filed an appeal of the CPL 1997 Final Order to the State District Court of Travis County to raise several issues related to the rate case. The primary issues include: (i) the classification of $800 million of invested capital in STP as ECOM which was assigned a lower return on equity than non-ECOM property; (ii) the Texas Commission's application of the "glide path" rate reduction methodology applied on May 1, 1998 and May 1, 1999; and (iii) the $18 million of disallowed affiliate expenses from CSW Services. As part of the appeal, CPL sought a temporary injunction to prohibit the Texas Commission from implementing the "glide path" rate reduction methodology. The court denied the temporary injunction, and the "glide path" rate reductions were implemented in May 1998 and May 1999. Hearings on the appeal were held during the third quarter of 1998, and a judgment was issued in February 1999 affirming the Texas Commission order, except for a consolidated tax issue in the amount of $6 million, which was remanded to the Texas Commission. CPL filed an appeal of this most recent order to the Court of Appeals and management is unable to predict how the final resolution of these issues will ultimately affect CSW's and CPL's results of operations and financial condition. On May 4, 1999, AEP and CSW announced that they had reached a stipulated agreement with the General Counsel of the Texas Commission and other intervenors in the state of Texas related to the AEP/CSW merger case. The Texas Commission approved the AEP Merger in early November 1999. If the AEP Merger is ultimately consummated, CSW will withdraw its appeal with respect to the "glide path" rate reduction methodology as discussed above as issue "(ii)" but will continue seeking the appeal of issues "(i) and (iii)" also discussed above.. See NOTE 5. PROPOSED AEP MERGER and ITEM
2. MD&A - PROPOSED AEP MERGER for a discussion on the stipulated agreement.

      Also see ITEM 1 - NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS, CPL Rate Review Docket No. 14965 for a discussion of the CPL 1997 Final Order.

      SWEPCO Louisiana Rate Review
      In December 1997, the Louisiana Commission announced it would review SWEPCO's rates and service. The Louisiana Commission has selected consultants and legal counsel to perform a review of SWEPCO's rates and charges and to review SWEPCO's quality of service. The Louisiana Commission's legal counsel issued a report in June 1999, reflecting a Louisiana revenue excess of $28 million. SWEPCO believed the report contained significant theoretical and mathematical errors and filed its rebuttal testimony on August 10, 1999.

      In October 1999, SWEPCO and the Staff of the Louisiana Commission reached an Agreement and Stipulation, which was filed on October 14, 1999. In support of the Agreement and Stipulation, supplemental testimony was also filed. The provisions of the Agreement and Stipulation are:

- SWEPCO's Louisiana retail jurisdictional revenues are reduced by $11 million, effective with the December 1999 billing cycle;
-        SWEPCO will be allowed to earn an 11.1% return on common equity;
-        SWEPCO will recover certain regulatory assets  totaling  $7.1  million;
- SWEPCO will be subject to a two-year base rate freeze, which will be subject to force majeure provisions and;
- Increased depreciation rates for transmission, distribution and general plant.

      Hearings were held before an ALJ on October 19, 1999. To meet the December 1999 implementation date contemplated in the Agreement and Stipulation, an order from the Louisiana Commission must be received in November 1999. The Louisiana Commission is scheduled to vote on the Agreement and Stipulation at its November 17, 1999 meeting.

      SWEPCO Arkansas Rate Review
      In June 1998, the Arkansas Commission indicated that it would conduct a review of SWEPCO's earnings. The review began in July 1998. SWEPCO entered into a settlement with the general staff of the Arkansas Commission and the Arkansas Attorney General's Office. The settlement was filed on July 30, 1999 and reduces revenues $5.4 million or 3%. Additionally, the Stipulation and Settlement Agreement provides for a 10.75% return on common equity, an increase in depreciation rates, and an agreement by SWEPCO not to seek recovery of generation related stranded costs.

      On August 20, 1999, SWEPCO filed a Supplemental Stipulation and Settlement Agreement, which was reached with the one remaining party. The Supplemental Stipulation and Settlement Agreement did not alter or replace any of the original monetary terms of the Stipulation and Settlement Agreement filed on July 30, 1999.

      On September 23, 1999, the Arkansas Commission issued an order approving the Stipulation and Settlement Agreement and the Supplemental Stipulation and Settlement Agreement. On October 25, 1999, SWEPCO filed compliance rate tariffs with the Arkansas Commission, which are consistent with the Arkansas Commission order. After review of the compliance rate tariffs by the Staff of the Arkansas Commission, new rates will be implemented. SWEPCO anticipates implementing the new rates with the December 1999 billing cycle.

       Regulatory Draft Price Proposal for SEEBOARD
      On October 8, 1999, OFGEM published its revised draft price proposals and results from its current United Kingdom electricity distribution review. OFGEM has recommended revenue reductions in SEEBOARD's distribution business. In addition, OFGEM has proposed the reallocation of a further 12%, or $45 million of pre-tax costs out of SEEBOARD's distribution business into its supply business. If adopted, these proposals would reduce net income for SEEBOARD in the year 2000 by $40 million, and by $60 million on an annual basis, dependent upon the level of further cost reductions that can be achieved. CSW's net income from SEEBOARD USA, its United Kingdom business segment, was $95 million for the twelve months ended September 30, 1999.

      SEEBOARD continues to analyze the draft recommendations and their potential effects on earnings and to seek a reduction in the severity of OFGEM's proposed recommendations. SEEBOARD is also currently analyzing future potential cost reductions that can partially mitigate the impact of these proposals. OFGEM is expected to finalize its recommendations in early December 1999, which would take effect in April 2000 for five years. SEEBOARD cannot predict whether the draft price proposals ultimately will be adopted by OFGEM and, if they are adopted, the final form of the proposals.

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

      OFGEM has published draft price proposals for the electricity supply businesses. OFGEM has recommended that the price cap for charges levied to electricity supply domestic and small business customers should be extended for two years from April 2000. If adopted, the proposals are expected to have a broadly neutral effect on the results of SEEBOARD USA.

      The foregoing discussion constitutes forward-looking information within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information. See FORWARD -LOOKING INFORMATION.

      Other
      Reference is made to NOTE 2 LITIGATION AND REGULATORY PROCEEDINGS for information regarding fuel proceedings at CPL, SWEPCO and WTU.


ENVIRONMENTAL

      Clean Air Provisions of the Texas Legislation
      The Texas Legislation requires that grandfathered electric generating facilities be permitted, reduce emission levels 50% and provide for a cost recovery mechanism for companies with stranded costs. Final regulations are expected by January 1, 2000. The total costs to comply with the expected regulations for CPL, SWEPCO and WTU are expected to range from $3 million to $10 million. Expenditures at the high end of the range are estimated to be $4.2 million for CPL, $4.8 million for SWEPCO and $1.0 million for WTU. Expenditures have begun to meet the requirements of the legislation. Although CPL could seek recovery of these costs, there is no mechanism for SWEPCO and WTU to recover these costs under the Texas Legislation.

      Proposed Regional Control Strategy Regulations
      The Texas Natural Resource Conservation Commission is expected to release for comment proposed regulations that, if adopted as proposed, would require reductions in nitrogen oxide emissions for existing permited electric generating facilities in the East Texas Region in addition to the Clean Air Provisions of the Texas Legislation discussed above. The final regulations could be issued in April 2000 with an implementation date of May 2003. The current estimate for compliance with the proposed rules could be as much as $38 million for CPL and $151 million for SWEPCO in capital project costs and as much as $3 million for CPL and $11 million for SWEPCO in additional annual operating costs.

      The foregoing discussion constitutes forward-looking information within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information. See FORWARD -LOOKING INFORMATION.


DIVERSIFIED ELECTRIC

      CSW Energy
      CSW Energy presently owns interests in seven operating power projects totaling 1,308 MW which are located in Colorado, Florida and Texas. CSW Energy began construction in August 1998 of a 500 MW merchant power plant, known as Frontera, in the Rio Grande Valley, near the city of Mission, Texas. The natural gas-fired facility began simple cycle operation of 330 MW in July 1999 and is scheduled to commence combined cycle operation by the end of 1999. Pursuant to AEP's and CSW's stipulated agreement with several intervenors in the state of Texas related to the AEP Merger, CSW Energy will sell 250 MW of Frontera upon completion of the merger. See ITEM 1. - NOTE 5. PROPOSED AEP MERGER and MD&A-PROPOSED AEP MERGER for a discussion including timing of the sale.

      CSW Energy has entered into an agreement with Eastman Chemical Company to construct and operate a 440 MW cogeneration facility in Longview, Texas. This facility will be known as the Eastex Cogeneration Project. Construction of the facility is scheduled to begin in the fourth quarter of 1999, with expected operation in 2001. Excess electricity generated by the plant will be sold by CSW Energy in the wholesale electricity market. Since Eastex will be built as a qualifying facility, CSW Energy will be required to sell 50% of the plant prior to commercial operation.

      In addition to these projects, CSW Energy has other projects in various stages of development.

      In October 1999, GE Capital Structured Finance Group purchased 50 percent of the equity ownership of Sweeny Cogeneration Limited Partnership. CSW Energy's after-tax earnings from the proceeds of the transaction will be approximately $33 million and will be recorded in the fourth quarter of 1999. The agreement between CSW Energy and GE Capital Structured Finance Group also provides for additional payments subject to completion of a planned expansion of the Sweeny cogeneration facility.

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

      Through June 30, 1999, CSW International had purchased a 36% equity interest in Vale for $80 million. CSW International also extended $100 million of debt to Vale. CSW International anticipates converting $69 million of the $100 million to equity by the end of 1999, with the remaining $31 million to be converted over the next two years. Currently, CSW International accounts for its $80 million investment in Vale on the equity method of accounting, and the $100 million of debt as a loan.

      In mid-January 1999, amid market instability, the Brazilian government abandoned its policy of pegging the Brazilian Real in a broad range against the dollar. This action resulted in a 60% devaluation of the Brazilian currency by the end of September 1999. Vale is unfavorably affected by the devaluation due primarily to the revaluation of foreign denominated debt.

      CSW International has a put option, which, if exercised, requires Vale to purchase CSW International shares at a minimum price equal to the purchase price for Vale. As a result of the put option arrangement, management has concluded that CSW International's investment carrying amount will not be reduced below the put option value unless there is deemed to be a permanent impairment. Pursuant to the put option arrangement, CSW International will not recognize its proportionate share of any future earnings until its proportionate share of any losses of Vale are recognized. At September 30, 1999, CSW International had deferred losses, after tax, of approximately $23 million related to its Vale investment. CSW International views its investment in Vale as a long-term investment, which has significant long-term value. Management will continue to closely evaluate the changes in the Brazilian economy and its impact on CSW International's investment in Vale.

      As of September 30, 1999, CSW International had invested $110 million in stock of a Chilean electric company. The investment is classified as securities available for sale and accounted for by the cost method. Based on the market value of the shares and foreign exchange rates, the value of the investment at September 30, 1999 is $62 million. The reduction in the carrying value of this investment has been reflected in Other Comprehensive Income in CSW's Consolidated Statements of Stockholders' Equity. Management views its investment in Chile as a long-term investment strategy and believes this investment continues to have significant long-term value and that it is recoverable. Management will continue to closely evaluate the changes in the South American economy and its impact on CSW International's investment in the Chilean electric company.

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

      CSW considers year 2000 readiness a top priority. The formal project was initiated in late 1996 at which time an executive sponsor and project manager were named and a centralized project management office was formed. More than 30 readiness teams were initiated and they have completed the readiness activities for critical systems. Those teams represent the equivalent of about 90 full-time employee positions working on year 2000 readiness. The teams used a formal approach that included inventory, assessment, remediation, testing of systems and development of contingency plans. Formal progress checkpoints continue on a biweekly basis. An executive oversight council comprised of the functional vice presidents continues to convene monthly to review progress and address issues. The project executive sponsor provides updates to top management on a weekly basis and at every Board of Directors' Audit Committee meeting.

      CSW completed a comprehensive review of its year 2000 project in 1998. External consultants assisted in the review. The review covered assessment of the project plans and processes to ensure that any risks to CSW associated with the year 2000 would be prudently managed. Several changes were incorporated into the year 2000 project as a result of the 1998 review findings. After completing the year 2000 readiness processes on all critical systems in June 1999, the internal audit and project management teams reviewed the remediation and testing process, continuing readiness processes, and the contingency plans. The post-review was conducted to determine if year 2000 related risks had been mitigated. The review findings indicated that risk had been mitigated, solid processes were in place to maintain readiness, and the contingency plans would minimize the impact of any year 2000 computer problems.

      State of Readiness
      Key milestones for the CSW system-wide year 2000 program, excluding SEEBOARD and Vale, are listed below:

- Readiness teams completed a detailed inventory and assessment of critical control systems in the third quarter of 1998. The systems include switchboards, elevators, environmental controls, vehicles, metering systems, and embedded logic or real time control systems in support of generation and delivery of electricity. The findings indicate that less than 15% of installed controls have microprocessors, very few have date logic and over 90% of those with date logic already process new millennium dates correctly. The need for additional functionality in the early 1990's resulted in the modernization of several electric operation systems that has reduced the conversion requirements. On June 2, 1999, CSW announced that it completed year 2000 readiness activities within its critical power production and delivery systems at the U.S. Electric Operating Companies.

- Readiness teams completed inventory and assessment of business applications and vendor-supplied software in the first quarter of 1997. Only 25% of the business application programs were determined to require remediation by December 1999.

- Readiness teams completed plans for modification and certification testing of business application software in the third quarter of 1997.

- Readiness teams established and initiated remediation plans and schedules for business applications in the fourth quarter of 1997. As of June 30, 1999, these teams had converted and certified all business critical applications of the U.S. Electric Operating Companies and shared services organizations.

      SEEBOARD completed an inventory of date dependent assets including, but not limited to, embedded chip technology, software, hardware, applications, telecommunications, access and security systems in the third quarter of 1998. SEEBOARD completed an assessment of all critical systems in January 1999. SEEBOARD completed remediation and testing of mission critical distribution and safety systems in March 1999. SEEBOARD completed the remediation and testing of all critical path systems in August 1999.

      Vale completed an inventory of date dependent assets and critical systems in the fourth quarter of 1998. As of June 30, 1999, Vale had also completed the remediation and testing of all critical systems. Vale also completed contingency plans for its critical systems in the third quarter of 1999.

      Cost to Address Year 2000 Issues
      A combination of internal and external resources perform the work related to the year 2000 project. CSW's budget includes the funds for year 2000 project expenditures. The costs related to the project are expensed as incurred. As of September 30, 1999, cost incurred to date for the year 2000 project amounts to $27 million, including $17 million in the first nine months of 1999. Remaining activities are expected to cost an additional $9 million over the next 6 months. Redeployment of existing labor resources accounts for approximately 40% of the project cost. Outside contract labor makes up approximately 35% of the project cost. Computer hardware and software purchases account for the remaining 25% of the project cost.

      In the first quarter of 1999, a software version upgrade to provide contract management features to the materials management information system was deferred until calendar year 2000 in order to minimize risk. The financial impact of this deferral is minimal, as minor enhancements to the current design have provided an alternative, interim solution for the needed functionality. No other planned CSW computer information system projects have been affected by the year 2000 project, but that may change as the year 2000 approaches and change freezes are implemented to further minimize risk. Accordingly, no estimate has been made for the financial impact of any future projects foregone due to resources allocated to the year 2000 project.

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

      If CSW's domestic operations encountered a total inability to generate and deliver electricity, CSW estimates that it would lose approximately 24 hours of revenues and would incur additional costs to restart power plants in a worst case scenario.

      The greatest risk to SEEBOARD is that it is part of a large supplier chain. While SEEBOARD is confident of its ability to ensure that there will be no year 2000 impact to the distribution network, it is reliant upon both the generators and the National Grid in the U.K. However, the risk is considered minimal.

      To date at SEEBOARD, the year 2000 testing on embedded chip technology revealed a less than 2% failure rate.

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

      The North American Electric Reliability Council has coordinated with all national power regions to assess the risks and to develop contingency plans within the national electric delivery system. During the fourth quarter of 1998, CSW developed first drafts of the contingency plans to address year 2000 issues. These contingency plans were completed in the second quarter of 1999. CSW participated in an industry-wide drill focused on sustaining reliable operations with a simulated partial loss of voice and data communications on April 9, 1999. The drill results clearly demonstrated CSW's ability to successfully sustain reliable operations while using backup or alternative communication means. Additionally, CSW participated in an industry-wide drill to test its operational preparedness in the third quarter of 1999. This drill was a rehearsal of December 31, 1999 and January 1, 2000 operations and further validated the contingency plans and communication and coordination processes. Another drill is planned for the mid-November 1999 time frame to help ensure the communication and coordination processes are effective before transition to the new millennium.

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

      Like CSW's U.S. operations, SEEBOARD also has contingency plans that have been in place for years to address problems resulting from weather. These plans are covered effectively within the distribution and customer service business areas and are being updated to include year 2000 scenarios. Each service provider group within SEEBOARD has presented its plans for coverage over the millennium period to the rest of the organization. The business contingency planners appointed within each business are now incorporating this information in the business continuity plans. These plans are continually being reviewed by SEEBOARD's year 2000 central team. SEEBOARD is working with other utilities through interest groups and the national grid on interface contingency plans and testing. In addition to contingency plans, business areas are identifying key tasks that will be performed during the year-end roll-over period to ensure continuity of business.

      In view of a pending merger, the CSW and AEP year 2000 project management teams engage in frequent communication to share best practices and to exchange information on progress, obstacles and issues relative to the year 2000 efforts. Under the present schedule, it does not appear that the merger will occur before the transition to year 2000 is complete. There are no plans to consolidate or convert existing computer systems before the AEP Merger closes.

      Portions of the preceding discussion contains forward-looking information within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD-LOOKING INFORMATION.

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

      The U.S. Electric Operating Companies experience commodity price exposures related to the purchase of fuel supplies for the generation of electricity and for the sale and purchase of energy. Contracts that provide for the future delivery of these commodities may contain spot and forward pricing, volume and/or derivative terms designed to manage price exposure for the benefit of customers and to take advantage of strategic opportunities.

      In response to the development of a more competitive electric energy market, CSW has received regulatory approval which authorizes the U.S. Electric Operating Companies to conduct a pilot program involving power sales agreements at tariffed rates with a fixed fuel cost. To offset the commodity price risk associated with these contracts, CSW has entered into natural gas swaps and futures contracts. These agreements cover natural gas deliveries through December 31, 2000. Natural gas volumes purchased to perform these contracts for which CSW has secured swap agreements represents approximately 1% of annual natural gas purchases.

      The table below provides information about CSW's contracts that are sensitive to changes in commodity prices. The swaps hedge commodity price exposure through the year 2000. Cash outflows on the swap agreements should be offset by increased margins on electricity sales to customers under tariffed rates with fixed fuel costs. The electricity forward contracts hedge a portion of CSW's energy requirements through 2000. The average contract price for forward power purchases is $33 per MWH, and the average contract price for forward power sales is $70 per MWH. Also, the average contract price for forward fuel purchases is $2.90 per MMbtu.

      Contractual commitments at September 30, 1999 are as follows:

                          Net Notional      Fair Value of       Fair Value of
    Products                Amount            Assets            Liabilities
    ----------------------------------------------------------------------------
                                                      (thousands)
    Swaps               7,440,000 MMbtu        $1,539                 $--
    Forwards: Purchases 2,730,000 MMbtu            --                 297
              Purchases     252,000 MWH           159                  --
              Sales          86,400 MWH           268                  --
    Futures:  Purchases   190,000 MMbtu            40                  --
              Sales       100,000 MMbtu            --                   4

      CSW has, at times, been exposed to currency and interest rate risks which reflect the floating exchange rate that exists between the U.S. dollar and the British pound. CSW has utilized certain risk management tools to manage adverse changes in exchange rates and to facilitate financing transactions resulting from CSW's acquisition of SEEBOARD. At September 30, 1999, CSW had positions in two cross currency swap contracts, which were used to eliminate currency fluctuations in respect of the $400 million of debt. The following table presents information relating to these contracts. The market value represents the foreign exchange/interest rate terms inherent in the cross currency swaps at current market pricing. CSW expects to hold these contracts to maturity. At exchange rates on September 30, 1999, this liability is included in long-term debt on the balance sheet at a carrying value of approximately $425 million.

                                              Expected        Expected Cash
                                            Cash Inflows        Outflows
Contract                  Maturity Date    (Maturity Value)   (Market Value)
------------------------------------------------------------------------------
Cross currency swaps      August 1, 2001     $200 million     $215.3 million
Cross currency swaps      August 1, 2006     $200 million     $228.2 million

      For  information  related to  currency risk in South America see ITEM 1. -
NOTE 7. SOUTH AMERICAN INVESTMENTS.

      The preceding discussion constitutes forward-looking information within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information. See FORWARD-LOOKING INFORMATION.

PART II. - OTHER INFORMATION

      For background and earlier developments relating to PART II information, reference is made to the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 1998 and Combined Quarterly Report on Form 10-Q for the quarters ended March 31, 1999 and June 30, 1999.


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

(b) REPORTS FILED ON FORM 8-K:
CSW and SWEPCO
Date of earliest event reported:  August 27, 1999
Date of report:  September 1, 1999
Item 5. Other Events and Item 7 Financial Statements and Exhibits, reporting SWEPCO's withdrawal of its joint plan to acquire the non-nuclear assets of Cajun.

CSW
Date of earliest event reported:  October 8, 1999
Date of report:  October 18, 1999
Item 5. Other Events and Item 7 Financial Statements and Exhibits, news release related to the sale of 50% equity interest in the Sweeny electric generating plant.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned Registrant shall be deemed to relate only to matters having reference to such Registrant or its subsidiaries.

                       CENTRAL AND SOUTH WEST CORPORATION

Date: November 15, 1999              /s/ Lawrence B. Connors
                                     ------------------------
                                     Lawrence B. Connors
                                     Controller and Chief Accounting Officer
                                     (Principal Accounting Officer)



                      CENTRAL POWER AND LIGHT COMPANY
                     PUBLIC SERVICE COMPANY OF OKLAHOMA
                   SOUTHWESTERN ELECTRIC POWER COMPANY
                         WEST TEXAS UTILITIES COMPANY

Date: November 15, 1999              /s/ R. Russell Davis
                                     ------------------------
                                     R. Russell Davis
                                     Controller and Chief Accounting Officer
                                     (Principal Accounting Officer)