Form 10-K
period 1999-12-31
CENTRAL & SOUTH WEST CORP; CENTRAL POWER & LIGHT CO /TX/; PUBLIC SERVICE CO OF OKLAHOMA; SOUTHWESTERN ELECTRIC POWER CO; WEST TEXAS UTILITIES CO
filed 2000-03-22
CIK 18540, 18734, 81027, 92487, 105860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         (Mark One)
                    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       OR

                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Transition Period from ________ to _______

Commission               Registrant, State of Incorporation,  I.R.S. Employer
File Number              Address and Telephone Number         Identification No.
-----------              ----------------------------         ------------------
1-1443                   Central and South West Corporation       51-0007707
                         (A Delaware Corporation)
                         1616 Woodall Rodgers Freeway
                         Dallas, Texas 75202-1234
                         (214) 777-1000

0-346                    Central Power and Light Company          74-0550600
                         (A Texas Corporation)
                         539 North Carancahua Street
                         Corpus Christi, Texas 78401-2802
                         (361) 881-5300

0-343                    Public Service Company of Oklahoma       73-0410895
                         (An Oklahoma Corporation)
                         212 East 6th Street
                         Tulsa, Oklahoma 74119-1212
                         (918) 599-2000

1-3146                   Southwestern Electric Power Company      72-0323455
                         (A Delaware Corporation)
                         428 Travis Street
                         Shreveport, Louisiana 71156-0001
                         (318) 673-3000

0-340                    West Texas Utilities Company             75-0646790
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

Central Power and Light Company                 Cumulative Preferred Stock, $100 Par Value

Public Service Company of Oklahoma              Cumulative Preferred Stock, $100 Par Value

Southwestern Electric Power Company             Cumulative Preferred Stock, $100 Par Value

West Texas Utilities Company                    Cumulative Preferred Stock, $100 Par Value

      Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) have been subject to such filing requirements for the past 90 days. Yes (X) No ( )

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:

Central and South West Corporation [X], Central Power and Light Company [X], Public Service Company of Oklahoma [X], Southwestern Electric Power Company,[X] and West Texas Utilities Company [X]

      Aggregate market value of the Common Stock of Central and South West Corporation at March 13, 2000 held by non-affiliates was approximately $3.3 billion. Number of shares of Common Stock outstanding at March 13, 2000:
212,652,493. Central and South West Corporation is the sole holder of the common stock of Central Power and Light Company, Public Service Company of Oklahoma, Southwestern Electric Power Company and West Texas Utilities Company.

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

                                        1
                                TABLE OF CONTENTS

GLOSSARY OF TERMS................................................i

FORWARD-LOOKING INFORMATION......................................v

PART I

 ITEM 1. BUSINESS ...............................................1
 ITEM 2. PROPERTIES .............................................26
 ITEM 3. LEGAL PROCEEDINGS ......................................27
 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ....28

 PART II

 ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED
   STOCKHOLDER MATTERS ..........................................2-1
 ITEM 6. SELECTED FINANCIAL DATA ................................2-2
      Registrants
 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS ..........................2-2
   Registrants
 ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
   MARKET RISK...................................................2-2
 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ............2-2
   Registrants
 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
   ACCOUNTING AND FINANCIAL DISCLOSURE ..........................2-155

PART III

  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS ..3-1
  ITEM 11. EXECUTIVE COMPENSATION ...............................3-10
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
   MANAGEMENT ...................................................3-26
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .......3-29

  PART IV

  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
   ON FORM 8-K ..................................................4-1

GLOSSARY OF TERMS
The following abbreviations or acronyms used in this Form 10-K are defined below:

Abbreviation or Acronym         Definition
AEP.....................American Electric Power Company, Inc.
AEP Merger .............Proposed Merger between AEP and CSW where CSW would become a wholly owned subsidiary of AEP
AFUDC ..................Allowance for funds used during construction
AIP.....................Annual Incentive Plan
ALJ ....................Administrative Law Judge
Alpek ..................Alpek S.A. de C.V.
Altamira................CSW International cogeneration project in Altamira,
                        Tamaulipas, Mexico
Anglo Iron..............Anglo Iron and Metal, Inc.
APBO....................Accumulated Postretirement Benefit Obligation
Arkansas Commission ....Arkansas Public Service Commission
Bankruptcy Code.........Title 11 Of The United States Bankruptcy Code, as
                        amended
BP Amoco................BP Amoco plc
Btu ....................British thermal unit
Burlington Northern ....Burlington Northern Railroad Company
C3 Communications ......C3 Communications, Inc., Austin, Texas (formerly CSW
                        Communications, Inc.)
CAAA ...................Clean Air Act/Clean Air Act Amendments
Cajun ..................Cajun Electric Power Cooperative, Inc.
Cash Balance Plan ......CSW's tax-qualified Cash Balance Retirement Plan
CEO ....................Chief Executive Officer
CERCLA .................Comprehensive Environmental Response, Compensation and
                        Liability Act of 1980
ChoiceCom ..............CSW/ICG ChoiceCom, L.P., a terminated joint venture between C3 Communications and ICG Communications, Inc.
CLECO ..................Central Louisiana Electric Company, Inc.
CPL ....................Central Power and Light Company, Corpus Christi, Texas
CPL 1997 Final Order ...Final orders received from the Texas Commission in CPL's rate case Docket No. 14965, including both the order received on September 10, 1997 and the revised order received on October 16, 1997
CSW ....................Central and South West Corporation, Dallas, Texas
CSW Credit .............CSW Credit, Inc., Dallas, Texas
CSW Energy .............CSW Energy, Inc., Dallas, Texas
CSW Energy Services ....CSW Energy Services, Inc., Dallas, Texas
CSW International ......CSW International, Inc., Dallas, Texas
CSW Investments ........CSW Investments, an unlimited company organized in the
                        United Kingdom through which CSW International owns SEEBOARD
CSW Leasing ............CSW Leasing, Inc., Dallas, Texas
CSW Services ...........Central and South West Services, Inc., Dallas, Texas and
                        Tulsa, Oklahoma
CSW System .............CSW and its subsidiaries
CSW UK Finance Company..An unlimited company organized in the United Kingdom through which CSW International owns CSW Investments
CSW UK Holdings.........An unlimited  company  organized in the United Kingdom through which CSW International owns CSW UK Finance Company
CSW U.S. Electric
   System...............CSW and the U.S. Electric Operating Companies
DeSoto..................Parish of DeSoto, State of Louisiana pollution control revenue bond issuing authority
DGEGS ..................Director General of Electricity and Gas Supply
DHMV ...................Dolet Hills Mining Venture
Diversified Electric ...CSW Energy and CSW International
DOE ....................United States Department of Energy
ECOM ...................Excess cost over market
EDC.....................Energy Delivery Company
EITF....................Emerging Issues Task Force
EITF 97-4...............Deregulation of the Pricing of Electricity - Issues
                        Related to the Application of SFAS Nos. 71 and 101
El Paso ................El Paso Electric Company
EMF ....................Electric and magnetic fields
EnerACT.................EnerACT(TM), Energy Aggregation and Control Technology
Energy Policy Act ......National Energy Policy Act of 1992
EnerShop ...............EnerShopsm Inc., Dallas, Texas
EPA ....................United States Environmental Protection Agency
EPS ....................Earnings per share of common stock
ERCOT ..................Electric Reliability Council of Texas
ERISA ..................Employee Retirement Income Security Act of 1974, as
                        amended
ESPS....................Electric Supply Pension Scheme
Exchange Act ...........Securities Exchange Act of 1934, as amended
EWG ....................Exempt Wholesale Generator
FCC.....................Federal Communications Commission
FERC ...................Federal Energy Regulatory Commission
FMB ....................First mortgage bond

The following abbreviations or acronyms used in this Form 10-K are defined below:

Abbreviation or Acronym          Definition
FUCO ...................Foreign utility company as defined by the Holding
                        Company Act
Guadalupe...............Guadalupe-Blanco River Authority pollution control revenue bond issuing authority
HL&P ...................Houston Lighting & Power Company
Holding Company Act ....Public Utility Holding Company Act of 1935, as amended
HVdc ...................High-voltage direct-current
IPP ....................Independent power producer
IBEW ...................International Brotherhood of Electrical Workers
ISO ....................Independent system operator
ITC ....................Investment tax credit
Joint Proxy Statement...The Notice of Annual Meeting and Joint Proxy Statement
                        of American Electric Power Company, Inc. and Central and South West Corporation
July 1999 SWEPCO Plan...The  amended plan of  reorganization  for Cajun filed by the Members Committee and SWEPCO on July 28, 1999 with the U.S. Bankruptcy Court for the Middle District of Louisiana
KW .....................Kilowatt
KWH ....................Kilowatt-hour
LIBOR...................London Inter-Bank Overnight Rate
LIFO ...................Last-in first-out (inventory accounting method)
Louisiana Commission ...Louisiana Public Service Commission
LTIP ...................Amended and Restated 1992 Long-Term Incentive Plan
Matagorda ..............Matagorda County Navigation District Number One (Texas)
                        pollution control revenue bond issuing authority
Mcfs ...................Thousand cubic feet of gas
MD&A ...................Management's Discussion and Analysis of Financial
                        Condition and Results of Operations
MDEQ ...................Mississippi Department of Environmental Quality
MGP ....................Manufactured gas plant or coal gasification plant
Mirror CWIP ............Mirror construction work in progress
Mississippi Power ......Mississippi Power Company
MMbtu ..................Million Btu
MW .....................Megawatt
MWH ....................Megawatt-hour
Named Executive
  Officers..............The CEO and the four most highly compensated Executive
                        Officers, as defined by regulation
National Grid ..........National Grid Group plc
NEIL ...................Nuclear Electric Insurance Limited
NLRB ...................National Labor Relations Board
NRC ....................Nuclear Regulatory Commission
OASIS ..................Open access same time information system
OEFA....................Oklahoma Environmental Finance Authority pollution control revenue bond issuing authority
OFGEM...................Office of Gas and Electricity Markets
Oklahoma Commission ....Corporation Commission of the State of Oklahoma
Oklaunion ..............Oklaunion Power Station Unit No. 1
OPEB ...................Other postretirement benefits (other than pension)
PCB ....................Polychlorinated biphenyl
PCRB....................Pollution control revenue bond
PGC.....................Power Generation Company
Phillips................Phillips Petroleum Company
PowerShare .............CSW's PowerShareSM Dividend Reinvestment and Stock
                        Purchase Plan
PRP ....................Potentially responsible party
PSO ....................Public Service Company of Oklahoma, Tulsa, Oklahoma
PSO 1997 Rate Settlement
  Agreement.............Joint stipulation agreement reached by PSO and other parties to settle PSO's rate inquiry
PURPA...................Public Utility Regulatory Policies Act of 1978
QF......................Qualifying Facility as defined in PURPA
RCRA....................Federal Resource Conservation and Recovery Act of 1976
Red River...............Red River Authority of Texas pollution control revenue bond issuing authority
Registrant(s) ..........CSW, CPL, PSO, SWEPCO and WTU
RESCTA .................Retail Electric Supplier Certified Territory Act
REP.....................Retail Electric Provider
Retirement Savings Plan.CSW's employee retirement savings plan
Rights Plan ............Stockholders Rights Agreement between CSW and CSW
                        Services, as Rights Agent
RTO.....................Region Transmission Organization
Sabine..................Sabine River Authority of Texas pollution control revenue bond issuing authority
SAR ....................Stock Appreciation Right
SEC ....................United States Securities and Exchange Commission
SEEBOARD ...............SEEBOARD Group plc, Crawley, West Sussex, United Kingdom
SEEBOARD U.S.A..........CSW's investment in SEEBOARD consolidated and converted to U.S. Generally Accepted Accounting Principles

The following abbreviations or acronyms used in this Form 10-K are defined below:

Abbreviation or Acronym         Definition
SERP....................Special Executive Retirement Plan
SFAS....................Statement of Financial Accounting Standards
SFAS No. 34.............Capitalization of Interest Cost
SFAS No. 52 ............Foreign Currency Translation
SFAS No. 71 ............Accounting for the Effects of Certain Types of
                        Regulation
SFAS No. 87.............Employers' Accounting for Pensions
SFAS No. 88.............Employers' Accounting for Settlements and Curtailments
                        of Defined Pension Plans and for Termination Benefits
SFAS No. 101............Regulated Enterprises - Accounting for the
                        Discontinuation of Application of SFAS No. 71
SFAS No. 106 ...........Employers' Accounting for Postretirement Benefits Other
                        than Pensions
SFAS No. 115 ...........Accounting for Certain Investments in Debt and Equity
                        Securities
SFAS No. 121............Accounting for the Impairment of Long-Lived Assets and
                        for Long-Lived Assets to Be Disposed Of
SFAS No. 123 ...........Accounting for Stock-Based Compensation
SFAS No. 130 ...........Reporting Comprehensive Income
SFAS No. 131 ...........Disclosure about Segments of an Enterprise and Related
                        Information
SFAS No. 132 ...........Employers' Disclosures about Pensions and Other
                        Postretirement Benefits
SFAS No. 133 ...........Accounting for Derivative Instruments and Hedging
                        Activities
SFAS No. 137............Deferral of the Effective Date of Statement No. 133
SPP ....................Southwest Power Pool
Siloam Springs..........City of Siloam Springs, Arkansas pollution control revenue bond issuing authority
STP ....................South Texas Project nuclear electric generating station
STPNOC .................STP Nuclear Operating Company, a non-profit Texas corporation, jointly owned by CPL, HL&P, City of Austin, and City of San Antonio
SWEPCO .................Southwestern Electric Power Company, Shreveport,
                        Louisiana
Texas Commission .......Public Utility Commission of Texas
Texas Electric Operating
   Companies............CPL, SWEPCO and WTU
Texas Legislation.......Texas Senate Bill 7 relating to deregulation of electric utility industry
Titus County............Titus County Fresh Water Supply District No. 1 pollution control revenue bond issuing authority
TNRCC...................Texas Natural Resource Conservation Commission
Transok.................Transok, Inc. and subsidiaries
Trust Preferred
  Securities............Collective term for securities issued by business trusts of CPL, PSO and SWEPCO classified on the balance sheet as "Certain Subsidiary (or CPL/PSO/SWEPCO)-obligated, mandatorily redeemable preferred securities of subsidiary trusts holding solely Junior Subordinated Debentures of such Subsidiaries (or CPL/PSO/SWEPCO)"
U.K. Electric...........SEEBOARD U.S.A.
Union Pacific ..........Union Pacific Railroad Company
U.S. Electric Operating Companies or
     U.S. Electric .....CPL, PSO, SWEPCO and WTU
UWUA....................Utility Workers Union of America
Vale ...................Empresa De Electricidade Vale Paranapanema SA, a
                        Brazilian Electric Distribution Company
Valero..................Valero Refining Company-Texas, Valero Refining Company
                        and Valero Energy Company
WTU ....................West Texas Utilities Company, Abilene, Texas
Yorkshire ..............Yorkshire plc, a regional electricity company in the
                        United Kingdom

FORWARD-LOOKING INFORMATION

This report made by CSW and its U.S. Electric Operating Companies contains forward-looking statements within the meaning of Section 21E of the Exchange Act. Although CSW and each of its subsidiaries believe that their expectations are based on reasonable assumptions, any such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:

- increased competition and electric utility industry restructuring in the United States,
- the impact of the proposed AEP Merger, including any regulatory conditions imposed on the merger or the inability to consummate the AEP Merger, or other merger and acquisition activity,
- federal and state regulatory developments and changes in law which may have a substantial adverse impact on the value of CSW System assets,
- the impact of general economic changes in the United States and in countries in which CSW either currently has made or in the future may make investments,
-    timing and adequacy of rate relief,
-    adverse changes in electric load and customer growth,
-    climatic changes or unexpected changes in weather patterns,
- changing fuel prices, generating plant and distribution facility performance,
-    decommissioning costs associated with nuclear generating  facilities,
- costs associated with any year 2000 computer-related failure(s) either within the CSW System or supplier failures that adversely affect the CSW System,
- uncertainties in foreign operations and foreign laws affecting CSW's investments in those countries,
- the effects of retail competition in the natural gas and electricity distribution and supply businesses in the United Kingdom, and
- the timing and success of efforts to develop domestic and international power projects.

In the non-utility area, the previously mentioned factors apply and also include, but are not limited to:

- the ability to compete effectively in new areas, including telecommunications and other energy-related services, and
- evolving federal and state regulatory legislation and policies that may adversely affect those industries generally or the CSW System's business in areas in which it operates.

PART I

ITEM 1. BUSINESS.

      CSW, incorporated under the laws of Delaware in 1925, is a Dallas-based public utility holding company registered under the Holding Company Act. CSW owns all of the outstanding shares of common stock of the U.S. Electric Operating Companies, CSW Services, CSW Credit, CSW Energy, CSW International, C3 Communications, EnerShop, and CSW Energy Services, and indirectly owns all of the outstanding share capital of SEEBOARD. In addition, CSW owns 80% of the outstanding shares of common stock of CSW Leasing. In 1999, CSW's operating segments, including its four registrants that form the U.S. Electric segment, contributed the following percentages to aggregate operating revenues, operating income and net income.



                                             U.S.     U.K.
                     CPL  PSO  SWEPCO  WTU   Electric Electric Other    Total
                     ----------------------------------------------------------
   Operating         26%  13%    17%    8%     64%     31%       5%     100%
   Revenues
   Operating         35%  15%    14%    8%     72%     23%       5%     100%
   Income
   Net Income (1)    37%  15%    18%    7%     77%     24%      (1)%    100%
      (1) Net Income before Extraordinary Items

      The relative contributions of the U.S. Electric, U.K. Electric and Diversified Electric segments and other non-utility subsidiaries to the aggregate operating revenues, operating income and net income differ from year to year due to variations in weather, fuel costs, timing and amount of rate changes and other factors, including but not limited to changes in business conditions and the results of non-utility businesses. Sales of electricity by the U.S. Electric Operating Companies tend to increase during warmer summer months and, to a lesser extent, cooler winter months, because of higher demand for power. The sale of electricity by the U.K. Electric segment tends to increase during colder winter months because of a higher demand for power. For additional detail related to CSW's reportable business segments, see ITEM 8. -
NOTE 14. BUSINESS SEGMENTS. For financial results showing CSW's seasonality, see
ITEM 8. - NOTE 19. QUARTERLY INFORMATION.

      The CSW System is subject to the jurisdiction of the SEC under the Holding Company Act with respect to the issuance, acquisition and sale of securities, the acquisition and sale of utility assets, the acquisition of or any interest in any other business and accounting practices, including certain affiliate transactions, and other matters. See RATES AND REGULATION below, and ITEM 7. MD&A for additional information regarding the Holding Company Act.


PROPOSED AEP MERGER

      Background Information
      On December 22, 1997, CSW and AEP announced that their boards of directors had approved a definitive merger agreement for a tax-free, stock-for-stock transaction creating a company with a total market capitalization of approximately $28 billion at that time. At December 31, 1999, the total market capitalization of the combined company would have been $19 billion ($9 billion in equity; $10 billion in debt). The combined company will serve more than 4.7 million customers in 11 states and approximately 4 million customers outside the United States. On May 27, 1998, AEP shareholders approved the issuance of the additional shares of stock required to complete the merger. On May 28, 1998, CSW stockholders approved the merger. On December 16, 1999, the AEP merger agreement was amended to extend the date of the agreement to June 30, 2000, after which either party may terminate the agreement.

      Under the merger agreement, each common share of CSW will be converted into 0.6 share of AEP common stock. Based upon AEP's closing price immediately prior to the merger announcement, this represented a premium of 20% over the CSW closing price, and AEP would have issued approximately $6.6 billion in stock to CSW stockholders to complete the transaction. At December 31, 1999, AEP would have issued approximately $4.1 billion in stock to CSW stockholders to complete the transaction. CSW plans to continue to pay dividends on its common stock until the closing of the AEP Merger at approximately the same times and rates per share as in 1999, subject to the continuing evaluation of CSW's earnings, financial condition and other factors by the CSW board of directors.

      Under the merger agreement, there will be no changes required with respect to the public debt issues, the outstanding preferred stock or the Trust Preferred Securities of CSW's subsidiaries.

      AEP and CSW anticipate net savings related to the merger of approximately $2 billion over a 10-year period from the elimination of duplication in corporate and administrative programs, greater efficiencies in operations and business processes, increased purchasing efficiencies, and the combination of the two work forces. AEP and CSW continue to seek opportunities for additional savings and anticipate significant additional savings will be achieved after the merger.

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

      Merger Regulatory Approval
      The merger is conditioned, among other things, upon the approval of several state and federal regulatory agencies. In order to be closed, the merger must satisfy many conditions, including the condition that it must be accounted for as a pooling of interests. The parties may not waive some of these conditions. AEP and CSW have initiated the process of seeking regulatory approvals, but there can be no assurance as to when, on what terms or whether the required approvals will be received. The proposed AEP Merger has a targeted completion date in the second quarter of 2000. However, there can be no assurance that the AEP Merger will be consummated.

      See ITEM 7. MD&A and ITEM 8. - NOTE 15. PROPOSED AEP MERGER.

U.S. ELECTRIC

      The U.S. Electric Operating Companies generate, purchase, transmit, distribute and sell electricity. The U.S. Electric Operating Companies serve approximately 1.8 million customers in one of the largest combined service territories in the United States covering approximately 152,000 square miles in portions of Texas, Oklahoma, Louisiana and Arkansas. The customer base includes a mix of residential, commercial and diversified industrial customers. CPL and WTU operate in portions of south and central west Texas, respectively. PSO operates in portions of eastern and southwestern Oklahoma, and SWEPCO operates in portions of northeastern Texas, northwestern Louisiana and western Arkansas. Information concerning each of the U.S. Electric Operating Companies for 1999 is presented in the following table.


                                             Estimated
                                Estimated     Service      Average              Rural Electric
             State and Year     Population   Territory    Number of   Municipal   Cooperatives
Registrant   Incorporation       Served     (sq. miles)   Customers   Customers      Served
      ----------------------------------------------------------------------------------------

 CPL         Texas - 1945       1,830,000     44,000       661,100        1             4
 PSO         Oklahoma - 1913    1,113,000     30,000       490,900        2             2
 SWEPCO      Delaware - 1912      942,000     25,000       421,900        3             9
 WTU         Texas - 1927         387,000     53,000       189,100        4            13

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

      CPL and WTU are members of the ERCOT power grid that operates in Texas. Other ERCOT members include Texas Utilities Electric Company, HL&P, Texas Municipal Power Agency, Lower Colorado River Authority, the municipal systems of San Antonio, Austin and Brownsville, the South Texas and Medina Electric Cooperatives, and several other interconnected systems and cooperatives. PSO and SWEPCO are members of the SPP power grid that includes 12 investor-owned utilities, 7 municipalities, 7 cooperatives, 3 state agencies and 1 federal agency as well as IPPs and power marketers operating in the states of Arkansas, Kansas, Louisiana, Oklahoma and parts of Mississippi, Missouri, New Mexico and Texas. ERCOT members interchange power and energy with one another on a firm, economy and emergency basis, as do the members of the SPP.

      CSW Services performs, at cost, various accounting, engineering, tax, legal, financial, electronic data processing, centralized economic dispatching of electric power and other services for the CSW System, primarily for the U.S. Electric Operating Companies. The U.S. Electric Operating Companies are functionally organized into power generation, energy delivery and energy services business units, which are centrally managed by CSW Services. Currently, CSW is developing management information systems to report segment information along these business lines. See RECENT DEVELOPMENTS AND TRENDS - Texas Business Separation Plan for an explanation of CSW's future plans to unbundle its vertically integrated electric services.


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

      In 1998, the electricity market in the U.K. began a phased opening of competition, allowing domestic and small business customers in selected areas to choose their electric suppliers. During 1999, competition was extended to the entire country. SEEBOARD became one of the first regional electricity companies to compete in the open marketplace, with part of its service area being opened to competition in October 1998. SEEBOARD is actively competing to retain its existing customers and win new customers in other regions.

      In a joint venture, SEEBOARD Powerlink won a 30-year contract for $1.6 billion to operate, maintain, finance and renew the high-voltage power distribution network of the London Underground, the largest metropolitan rail system in the world. SEEBOARD Powerlink will be responsible for distributing high voltage electricity supply to all 270 London Underground stations and to some 250 miles of the rail system's track. SEEBOARD's partners in the Powerlink consortium are an international electrical engineering group and an international cable and construction group.

      On June 30, 1999, SEEBOARD purchased the 50% interest in Beacon Gas held by BP Amoco. Beacon Gas was a joint venture between SEEBOARD and BP Amoco set up for the supply of gas.

      See RATES AND REGULATION - U.K. ELECTRIC and ITEM 8. NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - Regulatory Price Proposal for SEEBOARD for additional information related to scheduled changes in SEEBOARD's prices and expected effects thereof.


OTHER CSW BUSINESS OPERATIONS

      CSW continually seeks opportunities to expand its non-utility business in areas related to energy and energy services. This expansion frequently occurs through strategic domestic and international acquisitions, through marketing initiatives inside and outside of the service territories of the U.S. Electric Operating Companies and through new business investments. Acquisitions of any new assets, or development of any new business opportunities, must meet defined criteria, including the potential to lower CSW System costs, increase long-term efficiency and competitiveness, and provide an acceptable return on investment to CSW. See ITEM 7. MD&A, PROPOSED AEP MERGER and ITEM 8. NOTE 15. PROPOSED AEP MERGER for information related to covenants and restrictions on certain business activities.

      Diversified Electric

      CSW Energy
      CSW Energy presently owns interests in seven operating power projects totaling 1,308 MW which are located in Colorado, Florida and Texas. In addition to these projects, CSW Energy has other projects in various stages of development.

      CSW Energy began construction in August 1998 of a 500 MW power plant, known as Frontera, in the Rio Grande Valley, near the city of Mission, Texas. The natural gas-fired facility began simple cycle operation of 330 MW in July
1999 and is scheduled to commence combined cycle operation in early 2000. Pursuant to AEP's and CSW's stipulated agreement with several intervenors in the state of Texas related to the AEP Merger, CSW Energy may sell 250 MW of Frontera upon completion of the merger, subject to certain conditions. See ITEM 7. MD&A, PROPOSED AEP MERGER and ITEM 8. NOTE 15. PROPOSED AEP MERGER for additional information.

      CSW Energy also has entered into an agreement with Eastman Chemical Company to construct and operate a 440 MW cogeneration facility in Longview, Texas. This facility will be known as the Eastex Cogeneration Project. Construction of the facility began in the fourth quarter of 1999, with expected operation in early 2001. CSW Energy will sell excess electricity generated by the plant in the wholesale electricity market.

      In October 1999, GE Capital Structured Finance Group purchased 50% of the equity ownership of Sweeny Cogeneration Limited Partnership. CSW Energy's after-tax earnings from the proceeds of the transaction were approximately $33 million. The agreement between CSW Energy and GE Capital Structured Finance Group provides for additional payments to CSW Energy subject to completion of a planned expansion of the Sweeny cogeneration facility, which may be operational in the fourth quarter of 2000.

      CSW International
      CSW International pursues investment opportunities in EWGs and FUCOs and currently holds investments in the United Kingdom, Mexico and South America.

      CSW International and its 50% partner, Scottish Power plc have entered into a joint venture to construct and operate the South Coast power project, a 400 MW combined cycle gas turbine power station in Shoreham, United Kingdom. CSW International has guaranteed approximately (pound)19 million of the (pound)190 million construction financing. Both the guarantee and the construction financing are denominated in pounds sterling. The U.S. dollar equivalent at December 31, 1999 would be $31 million and $308 million respectively, using a conversion rate of (pound)1.00 equals $1.62. The permanent financing is unconditionally guaranteed by the project. Construction of the project began in March 1999, and commercial operation is expected to begin in late 2000.

      Through November 1999, CSW International had purchased a 36% equity interest in Vale for $80 million. In 1998, CSW International also extended $100 million of debt convertible into equity in Vale. In December of 1999, CSW International converted $69 million of that $100 million of debt into equity, thereby raising its equity interest in Vale to 44%. CSW International anticipates converting the remaining debt to equity over the next two years. See
ITEM 7. MD&A - DIVERSIFIED ELECTRIC - CSW International for additional information about these investments.

      As of December 31, 1999, CSW International had invested $110 million in common stock of a Chilean electric company.

      Energy Services

      C3 Communications
      C3 Communications has two active business units, C3 Networks and C3 Utility Automation. C3 Networks offers wholesale, high capacity, long-haul regional and metropolitan fiber and collocation services to telecommunications carriers and Internet service providers in Texas and Louisiana.

      C3 Networks has approximately 1,500 miles of fiber network in Texas and Louisiana and offers collocation services to carriers and Internet service providers through sites in Dallas, Houston, Austin, San Antonio, Abilene, San Angelo, Corpus Christi, Harlingen, Laredo, and McAllen, Texas and Tulsa, Oklahoma.

      C3 Communications plans to expand existing Texas and Louisiana routes and to expand its fiber network to include Oklahoma and Arkansas. The network expansion is expected to include additional sites in Victoria, Longview and Bryan, Texas; Shreveport and Monroe, Louisiana; Lawton and Oklahoma City, Oklahoma and Fayetteville and Fort Smith, Arkansas. C3 Communications also plans to add two additional products to its offerings: cost-effective, reliable wholesale Internet access and wholesale managed modem services.

      C3 Utility Automation services include meter reading, validation and settlement services; automated meter reading equipment sales and leasing; energy information services and equipment sales and services. In 1999, C3 Communications launched a new energy information service, PurView(TM). In addition, EnerACT(TM) advisory services, was transferred from EnerShop to better align products and marketing. PurView(TM) is a service for collecting meter data and interactively viewing and analyzing consumption information over the Internet. EnerACT(TM), transferred from EnerShop, is an energy information and advisory service for multi-site building owners and managers who want to increase property value, control operating expenses and prepare for utility deregulation. Additionally, C3 Utility Automation shifted away from efforts to sell large-scale capital intensive mass-market automated meter reading deployments in favor of more distributed methods for collecting meter data and providing energy information services. While currently providing service for over 90,000 direct access customers in California, C3 Communications plans to leverage its experience providing meter data services by expanding into eight other states where electric restructuring allows competition for metering services.

      C3 Communications believes that electric industry restructuring will continue to fuel interest in its energy information services. Evaluation of partnerships and acquisitions will also be a key element of growth for C3 Communications in 2000. The foregoing statement constitutes a forward-looking statement within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD-LOOKING INFORMATION.

      EnerShop
      EnerShop's  two product  lines in 1999 were  performance  contracting  and
EnerACT(TM)   advisory   services  until  August  1999,  when   EnerACT(TM)  was
transferred to C3 Communications to better align products and marketing.

      EnerShop continues to provide energy services to customers in Texas and Louisiana that are designed to help reduce customers' operating costs through increasing energy efficiency and improving equipment operations. EnerShop utilizes the skills of local trade allies in offering services that include energy and facility analysis, project management, engineering design, equipment procurement and construction and performance monitoring.

      Business Ventures
      The CSW Services' Business Ventures is comprised of companies that pursue energy-related businesses. Projects include providing energy management systems, electric substation automation software and the marketing and distribution of electric bikes and associated accessories under the TotalEV(TM) name.

      In late 1997, CSW Energy Services was launched to explore the electric utility industry's emerging retail supply markets as they were deregulated on a state-by-state basis. In January 1999, CSW Energy Services announced that it was ceasing its business as a retail electric supplier and that it would assign its existing electricity supply contracts to other suppliers or terminating them. In the fourth quarter of 1999, the CSW Business Ventures group's investment in an energy-related company that provides staffing services for nuclear power plants was transferred from PSO to CSW Energy Services.

      Other Diversified
      CSW Credit was originally formed to purchase, without recourse, accounts receivable from the U.S. Electric Operating Companies to reduce working capital requirements. In addition, because CSW Credit's capital structure is more highly leveraged than that of the U.S. Electric Operating Companies, CSW's overall cost of capital is lower. Subsequent to its formation, CSW Credit's business has expanded to include the purchase, without recourse, of accounts receivable from certain non-affiliated utilities, subject to limitations imposed by the SEC under the Holding Company Act.

      CSW Leasing, Inc. is a subsidiary which is 80% owned by CSW, and makes investments in leveraged leases of transportation equipment.


COMPETITION AND INDUSTRY CHALLENGES

      Competitive forces at work in the electric utility industry are affecting the CSW System and electric utilities generally. Current legislative and regulatory initiatives are aimed at creating greater competition in both the wholesale and retail markets in the future. See ITEM 8. NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - Electric Utility Restructuring Legislation for further information. As competition in the industry increases, the U.S. Electric Operating Companies will have the opportunity to seek new customers and at the same time will be at risk of losing customers to other competitors. Additionally, the U.S. Electric Operating Companies will continue to compete with suppliers of alternative forms of energy, such as natural gas, fuel oil and coal, some of which may be cheaper than electricity. As a whole, the U.S. Electric Operating Companies believe that their prices for electricity and the quality and reliability of their service currently place them in a position to compete effectively in the marketplace. In light of these anticipated changes, CSW continues to seek opportunities to expand its business operations that are not regulated by state utility commissions (The foregoing statement constitutes a forward-looking statement within the meaning of Section 21E of the Exchange

Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD-LOOKING INFORMATION).

      To address the anticipated changes in the electric utility industry and to properly align its business operations with its non-regulated activities, CSW manages its business operations in five distinct lines of business. These business lines fall into both the regulated and non-regulated categories. In addition, given the expected restructuring of the utility industry, certain aspects of the business lines will eventually cease to be regulated. Consequently, CSW's operating structure is designed to accommodate both the current business environment as well as the anticipated future environment. The five business lines are: (i) power generation; (ii) energy delivery; (iii) energy services; (iv) international energy operations; and (v) telecommunications. Currently, CSW is developing management information systems to report segment information along these business lines.

      Code of Conduct Under Customer Choice
      Legislation was enacted in Arkansas and Texas in 1999 to restructure the electric utility industry in those states. These two new laws require that the CSW System begin to operate its utilities as separate power generation entities, retail electric providers and transmission and distribution entities. Power generation entities and retail electric providers will be non-regulated; transmission and distribution entities will continue to be regulated. On or before September 1, 2000, the Texas operations of each of the U.S. Electric Operating Companies will separate their regulated and non-regulated utility activities.

      The purpose of these laws and the separation they impose is to create financial and informational firewalls between regulated and non-regulated activities of the CSW System so that competitive sensitive information cannot be shared by regulated and non-regulated entities.

      In order to comply with the new Texas and Arkansas laws, the Registrants will follow a "code of conduct," which requires the non-regulated business activities to be separate from the regulated activities. Transactions between the regulated and non-regulated activities will be subject to an information-sharing "firewall" and the requirement to act on an arm's-length basis.

      For additional information regarding competition and industry challenges, including legislative initiatives at both the state and federal level, see ITEM
7. MD&A - RECENT DEVELOPMENTS AND TRENDS - Competition and Industry Challenges - Code of Conduct Under Customer Choice and ITEM 8. NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS.


RATES AND REGULATION

      The CSW System is subject to the jurisdiction of the SEC under the Holding Company Act with respect to the issuance of securities, certain acquisition and divestiture activities, certain affiliate transactions and other matters. The Holding Company Act generally limits the operations of a registered holding company to that of a single integrated public utility system, plus such additional businesses as are functionally related to such system. The U.S. Electric Operating Companies have been classified as public utilities under the Federal Power Act. Accordingly, the FERC has jurisdiction, in certain respects, over their electric utility facilities and operations wholesale rates, and certain other matters. The U.S. Electric Operating Companies are subject to the jurisdiction of various state commissions as to retail rates, accounting matters, standards of service and, in some cases, issuances of securities, certification of facilities and extensions or divisions of service territories. For a discussion of regulation by the various environmental agencies that applies to the CSW System, see ENVIRONMENTAL MATTERS below.

U.S. Electric

      Franchises
      The U.S. Electric Operating Companies hold franchises to provide electric service in various municipalities within their service areas. These franchises have varying provisions and expiration dates, including, in some cases, termination and buy-out provisions. CSW considers the franchises of the U.S. Electric Operating Companies to be adequate for the conduct of their business. However, due to electric utility restructuring legislation, which is phasing in competition to retail markets in Arkansas and Texas, the U.S. Electric Operating Companies expect additional competition in their franchise areas. See ITEM 7. MD&A - Securitization of Generation-related Regulatory Assets and Stranded Costs and ITEM 8. NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - Electric Utility Restructuring Legislation for additional information on electric utility restructuring.

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

      Effective with the passage of the Texas Legislation, in areas in which each certificated retail electric utility is providing customer choice, the Texas Commission, if requested by a retail electric utility, shall examine all areas within the service area of the retail electric utility that are also certificated to one or more other retail electric utilities and amend the certificates so that only one retail electric utility is certificated to provide distribution services in any such area.

      Three parties have filed applications at the Texas Commission requesting authority to provide retail electric service in CPL's currently certificated areas. Two of the parties requested that the Texas Commission order CPL to permit them to use CPL's distribution facilities, which management believes to be unlawful. Hearings on the matter were held in December 1999, and a final order is anticipated in the second quarter of 2000. A third party sought to operate as a distribution utility serving an economic development project, part of which was in CPL's certificated territory. CPL and the third party entered into a settlement agreement ending the dispute. The settlement provided that the other party could serve the area, but would reimburse CPL on a per KW basis for any stranded costs to the new system.

      In a separate docket, the Texas Commission has determined that three large naval bases, which are currently served as industrial customers by CPL, may qualify as wholesale customers. A second phase of the proceeding has been docketed to analyze all issues pertinent to the bases being able to take electric service from other wholesale providers. Among the issues to be addressed is the extent to which the U.S. Navy would have to compensate CPL for costs that may be stranded if the naval facilities were to obtain electric service from another wholesale provider. The procedural schedule has been suspended to allow the parties time to finalize a settlement agreement.

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

      Arkansas and Louisiana Rates - SWEPCO
      SWEPCO is subject to the jurisdiction of the Arkansas Commission and Louisiana Commission with respect to retail rates, as well as the Texas Commission as described above. See ITEM 8. NOTE 2. LITIGATION AND REGULATORY
PROCEEDINGS - Electric Utility Restructuring Legislation for information on electric utility restructuring.

      Nuclear Regulation - CPL
      Ownership of an interest in a nuclear generating unit exposes CPL and, indirectly, CSW to regulation not common to a fossil fuel generating unit. Under the Atomic Energy Act of 1954 and the Energy Reorganization Act of 1974, operation of nuclear plants is intensively regulated by the NRC, which has broad power to impose licensing and safety-related requirements. Along with other federal and state agencies, the NRC also has extensive regulations pertaining to the environmental aspects of nuclear reactors. The NRC has the authority to impose fines and/or shut down a unit until compliance is achieved, depending upon its assessment of a particular situation. For additional information regarding STP, see ITEM 7. MD&A.


U.K. Electric

      SEEBOARD Rates and Franchise Area
      The distribution and supply businesses of SEEBOARD are principally regulated by the Electricity Act of 1989 and by the conditions contained in SEEBOARD's public electricity supply license. The public electricity supply license generally continues until at least 2025, although it may be revoked upon 25 years' prior notice after 2000. In addition, the public electricity supply license may be revoked by the United Kingdom's Secretary of State in certain specified circumstances. Prior to October 1998, SEEBOARD had the sole right to supply substantially all of the consumers in its authorized area, except where demand exceeded 100 KW. However, since October 1998, on a phased-in basis, SEEBOARD no longer has monopoly supply rights in its franchise area. At December 31, 1999, 15% of SEEBOARD's domestic customers had elected to switch to an alternative supplier.

      Most of the income of the distribution business is regulated by a formula set by the DGEGS based upon, among other factors, the United Kingdom Retail Price Index. The formula generally sets a cap on the average price per unit of electricity distributed, with allowed annual increases based upon changes in the United Kingdom Retail Price Index minus a percentage factor set from time to time by the DGEGS. The prices charged by SEEBOARD in its franchise supply business are also determined from a formula set from time to time by the DGEGS. However, as competition increases, the regulatory cap is likely to be removed. The formula provides for a price cap derived from the forecast electricity purchase costs, transmission charges, distribution costs and overheads, together with an allowed margin as determined by the DGEGS. All holders of a second-tier license, including SEEBOARD, who supply electricity to non-franchise customers must pay charges to the host regional electricity company for the use of its distribution network.

      In 1999, OFGEM completed its review of price controls for both the distribution and supply businesses. Despite SEEBOARD being identified as one of the three most efficient electricity suppliers, OFGEM's final proposals will result in substantial reductions in revenue for the distribution business, effective from April 1, 2000, for five years. In addition, supply prices to retail customers will be capped from April 1, 2000, for two years. Overall, these changes to the supply business are viewed as broadly neutral to earnings. A year-end study of projected SEEBOARD cash flows demonstrated that the recorded value of goodwill was not impaired by these regulatory developments. See ITEM 8.
NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for additional information related to the review of SEEBOARD's prices.


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

      Beginning January 1, 2002, fuel costs will not be subject to Texas Commission fuel reconciliation proceedings. Pursuant to the Texas Legislation, after January 1, 2002, the date that retail customer choice commences, each electric utility will file a final fuel reconciliation for the period ending December 31, 2001. These final fuel balances will be included in each company's true-up proceeding in 2004. See ITEM 7. MD&A - Securitization of Generation-related Regulatory Assets and Stranded Costs and ITEM 8. NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - Electric Utility Restructuring Legislation.

      Oklahoma Fuel Recovery - PSO
      In general, MWH sales to PSO's retail customers are made at rates which include a service level fuel cost adjustment factor reflecting the difference between projected fuel and purchased power costs and the fuel rate embedded in PSO's base rates. The factors are determined twice each year and are based upon projected fuel, natural gas transportation, and purchased power costs. Any difference between projected and actual costs is included in the fuel recovery calculation for future periods. Oklahoma law requires that an examination of

PSO's retail fuel cost adjustment factor is performed annually by the Oklahoma Commission, which approves the utility's embedded fuel rate per KWH.

      Arkansas and Louisiana Fuel Recovery - SWEPCO
      SWEPCO's fuel recovery mechanisms are subject to the jurisdiction of the Arkansas Commission and the Louisiana Commission. SWEPCO's retail rates currently in effect in Louisiana are adjusted based on SWEPCO's cost of fuel in accordance with a fuel cost adjustment which is applied to each billing month based on the second previous month's average cost of fuel. Provision for any over- or under-recovery of fuel costs is allowed under an automatic fuel clause.

      A new SWEPCO fuel adjustment rider, as approved by the Arkansas Commission, was implemented in December 1999. Under this fuel adjustment rider, an annual fuel cost factor is developed each year based on the previous year's actual fuel cost. This factor is then applied to each billing month's sales, which allows SWEPCO to recover fuel costs from its customers. Any difference between actual fuel cost for the month and the revenues collected from customers, including interest, will be included in the determination of the annual factor for the following year.

      Recoverability of Fuel Costs
      Under current regulation, the U.S. Electric Operating Companies recover all their material fuel costs from their customers. The inability of any of the U.S. Electric Operating Companies to recover its fuel costs under the procedures described above could have a material adverse effect on such company's results of operations and financial condition.

      See ITEM 7. MD&A and ITEM 8. NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for further information with respect to regulatory, rate and fuel proceedings.


FUEL SUPPLY AND PURCHASED POWER - U.S. ELECTRIC

      The U.S. Electric Operating Companies' net dependable summer rating, power generation capabilities and the type of fuel used are set forth in ITEM 2. PROPERTIES. Information concerning energy sources and cost data for the years 1997 through 1999 is presented in the following tables. In addition, detailed fuel cost and consumption information for 1999 is also presented.

CSW
Source of Energy (based on MW)                     1999      1998      1997
                                                 -------------------------------
Natural Gas                                         39%       38%       36%
Coal                                                38        39        41
Lignite                                              7         8         9
Nuclear                                              7         7         7
                                                 -------------------------------
Total Generated                                     91        92        93
Purchased Power                                      9         8         7
                                                 -------------------------------
Total                                              100%      100%      100%
                                                 -------------------------------
Fuel Cost data
Average Btu per net KWH                           10,470    10,514    10,405
Cost per MMbtu                                     $1.78     $1.67     $1.83
Cost per KWH generated                            1.86(cent)1.75(cent)1.90(cent)
Cost, including purchased power, as a percentage
  of revenue                                       37.8%     37.3%     38.1%

CPL
Source of Energy (based on MW)                        1999      1998      1997
                                                 -------------------------------
Natural Gas                                            49%       51%      50%
Coal                                                   20        20       18
Nuclear                                                20        21       22
                                                 -------------------------------
Total Generated                                        89        92       90
Purchased Power                                        11         8       10
                                                 -------------------------------
Total                                                 100%      100%     100%
                                                 -------------------------------
Fuel cost data
Average Btu per net KWH                             10,637    10,563   10,386
Cost per MMbtu                                       $1.72     $1.59    $1.83
Cost per KWH generated                            1.82(cent)1.68(cent)1.90(cent)
Cost, including purchased power, as a percentage
  of revenue                                         31.8%     30.3%    32.9%

PSO
Source of Energy (based on MW)
Natural Gas                                            45%       43%      39%
Coal                                                   37        43       48
                                                 -------------------------------
Total Generated                                        82        86       87
Purchased Power                                        18        14       13
                                                 -------------------------------
Total                                                 100%      100%     100%
                                                 -------------------------------
Fuel cost data
Average Btu per net KWH                             10,298    10,272   10,264
Cost per MMbtu                                       $1.96     $1.77    $1.98
Cost per KWH generated                            2.02(cent)1.82(cent)2.03(cent)
Cost, including purchased power, as a percentage
  of revenue                                         45.9%     47.1%    46.4%

SWEPCO
Source of Energy (based on MW)
Natural Gas                                            17%       15%      12%
Coal                                                   52        51       52
Lignite                                                21        23       26
                                                 -------------------------------
Total Generated                                        90        89       90
Purchased Power                                        10        11       10
                                                 -------------------------------
Total                                                 100%      100%     100%
                                                 -------------------------------
Fuel cost data
Average Btu per net KWH                             10,380    10,544   10,554
Cost per MMbtu                                       $1.66     $1.63    $1.69
Cost per KWH generated                            1.72(cent)1.72(cent)1.79(cent)
Cost, including purchased power, as a percentage
  of revenue                                         43.2%     42.7%    43.4%


WTU
Source of Energy (based on MW)
Natural Gas                                            41%       42%      37%
Coal                                                   31        33       36
                                                  ---------------------------
Total Generated                                        72        75       73
Purchased Power                                        28        25       27
                                                 ----------------------------
Total                                                 100%      100%     100%
                                                 ----------------------------
Fuel cost data
Average Btu per net KWH                             10,599    10,828   10,275
Cost per MMbtu                                       $1.98     $1.83    $1.98
Cost per KWH generated                            2.10(cent)1.98(cent)2.03(cent)
Cost, including purchased power, as a percentage
  of revenue                                         42.0%     40.2%    42.6%

                              1999 Cost            1999 Consumption
Fuel Type                    per MMbtu                (millions)
--------------------------------------------------------------------------------
                                           MMbtus         Mcfs         Tons
CSW
Natural gas                     $2.43       296            289
Coal                             1.39       272                         16
Lignite                          1.21        57                          4
Nuclear                           .42        51
Composite                        1.78

CPL
Natural gas                     $2.34       132           129
Coal                             1.36        52                         3
Nuclear                           .42        51
Composite                        1.72

PSO
Natural gas                     $2.57        81            80
Coal                             1.20        67                         4
Composite                        1.96

SWEPCO
Natural gas                     $2.46        46            44
Coal                             1.53       127                         8
Lignite                          1.21        57                         4
Composite                        1.66

WTU
Natural gas                     $2.44        37            36
Coal                             1.29        26                         1
Composite                        1.98

      Natural Gas
      CSW Services purchased approximately 289 billion cubic feet of natural gas during 1999 for the U.S. Electric Operating Companies, which ranks them as the third largest consumer of natural gas in the United States. A majority of the gas fired electric generation plants are connected to at least two natural gas pipelines, which provides greater access to competitive supplies and improves reliability. Natural gas requirements for each plant are supplied by a portfolio of long-term and short-term gas purchase and transportation agreements which are acquired on a competitive basis and are based on market prices.

      Coal and Lignite
      The U.S. Electric Operating Companies purchase coal from a number of suppliers. In 1999, the U.S. Electric Operating Companies purchased approximately 73% of their total coal purchases under long-term contracts with the balance procured on the spot market. The coal for the plants comes primarily from Wyoming and Colorado mines, which are located between 1,000 and 1,700 rail miles from the generating plants.

      Oklaunion - CPL, PSO and WTU
      The jointly-owned Oklaunion plant purchases coal under a coal supply contract with Caballo Coal Company which accounts for approximately 64% of the total 1999 Oklaunion coal requirements for CPL, PSO and WTU with the balance procured on the spot market. As of December 31, 1999, CPL's share of the year-end 1999 coal inventory at Oklaunion was approximately 35,000 tons, representing a 46-day supply. PSO's share was approximately 75,000 tons, representing a 50-day supply. WTU's share was approximately 270,000 tons, representing a 52-day supply.

      Coleto Creek - CPL
      CPL has a coal supply agreement with Colowyo Coal Company covering approximately 50% of the coal requirements of its Coleto Creek plant. The balance of the plant's coal deliveries came from spot market purchases of Powder River Basin and Colorado coal that was delivered under one spot market rail transportation agreement. Additionally, approximately 80,000 tons of spot coal were purchased and transported via truck to the plant. At December 31, 1999, CPL had approximately 556,000 tons of coal in inventory at Coleto Creek, representing a 74-day supply.

      During 2000, CPL intends to purchase Powder River Basin coal on the spot market for approximately 50% of the Coleto Creek plant requirements and will transport such coal pursuant to a rail transportation agreement with Union Pacific. The remainder of CPL's coal will be purchased from multiple Colorado suppliers. This coal will also be transported by Union Pacific. Union Pacific is currently the only rail carrier with access to the Coleto Creek plant. In 1994, CPL instituted a proceeding at the Interstate Commerce Commission requesting a reasonable rate for the 16 miles from Victoria, Texas to Coleto Creek. Southern Pacific Transportation Company moved to dismiss the complaint and, in a decision issued December 31, 1996, the Surface Transportation Board of the U.S. Department of Transportation, successor to the Interstate Commerce Commission, granted the motion. CPL appealed this decision to the U.S. Court of Appeals for the Eighth Circuit. On February 10, 1999, the U.S. Court of Appeals for the Eighth Circuit issued a ruling upholding the Surface Transportation Board's decision in the case. Subsequently, the Western Coal Traffic League, of which CPL is a member, appealed the eighth circuit court's decision to the U.S. Supreme Court. On October 18, 1999, the U.S. Supreme Court denied Western Coal Traffic League's appeal, bringing the legal proceeding to a close.

      Northeastern Station - PSO
      PSO has a long-term contract with Kennecott Energy Corporation, which substantially covers the coal supply for PSO's Northeastern Station coal units. Coal delivery is by unit trains from mines located in the Gillette, Wyoming vicinity, a distance of about 1,100 rail miles from the Northeastern Station.
PSO owns sufficient railcars for operation of six unit trains. Coal is transported to the Northeastern Station pursuant to a long-term contract with Burlington Northern. The plant at Northeastern station is also equipped to accept deliveries from Union Pacific. At December 31, 1999, PSO had approximately 851,000 tons of coal in inventory at Northeastern Station, representing a 71-day supply.

      Welsh and Flint Creek - SWEPCO
      The long-term coal supply for SWEPCO's Welsh plant and its 50% owned Flint Creek plant is provided under a contract with Cyprus Amax Minerals Company. Coal under this contract is mined near Gillette, Wyoming, a distance of about 1,500 and 1,100 miles, respectively, from the Welsh and Flint Creek plants. Coal is delivered to the plants under rail transportation contracts with Burlington Northern and the Kansas City Southern Railroad Company, which expire on dates ranging between 2001 and 2006. SWEPCO owns or leases, under long-term leases, sufficient railcars and spares for the operation of 15 unit trains. SWEPCO has supplemented its railcar fleet from time to time with short-term leases. At December 31, 1999, SWEPCO had coal inventories of approximately 1,479,000 tons at Welsh, representing a 74-day supply, and approximately 556,000 tons at Flint Creek, representing a 74-day supply. See ITEM 8. NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS and NOTE 3. COMMITMENTS AND CONTINGENT LIABILITIES for additional information.

      Pirkey and Dolet Hills - SWEPCO
      SWEPCO has acquired lignite leases covering approximately 27,000 acres near the Henry W. Pirkey power plant. Sabine Mining Company is the contract miner of these reserves. At December 31, 1999, approximately 280,000 tons of lignite were in SWEPCO's inventory at the Pirkey plant representing a 22-day supply. Another 25,000 acres are jointly leased in equal portions by SWEPCO and CLECO in the Dolet Hills area of Louisiana near the Dolet Hills Power Plant. The

DHMV is the contract miner for these reserves. At December 31, 1999, SWEPCO had 160,000 tons of lignite in inventory at the Dolet Hills plant, representing a 28-day supply. SWEPCO believes the acreage under lease in these areas contains sufficient reserves to cover the anticipated lignite requirements for the estimated useful lives of the lignite-fired units. For a discussion related to SWEPCO Dolet Hills litigation see ITEM 8. NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - SWEPCO Lignite Mining Agreement Litigation.

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

      Outages are necessary approximately every 18 months for refueling. Because STP's fuel costs are significantly lower than any other CPL units, CPL's average fuel costs are expected to be higher whenever a STP unit is out of service for refueling or maintenance.

      CPL and the other STP participants have entered into contracts with suppliers for 100% of the uranium concentrate required for the operation of both STP units through December 2002, with additional contracts to provide 54% of the uranium concentrate needed for STP through 2004. In addition, CPL and the other STP participants have entered into contracts with suppliers for 100% of the nuclear fuel conversion service required for the operation of both STP units through October 2001, with additional contracts to provide at least 40% of the conversion service needed for STP through 2005. Enrichment contracts were secured for a 30-year period from the initial operation of each unit. The STP participants have canceled the enrichment contract for requirements after October 2000. The participants believe that other, lower cost options will be available in the future. CPL and the other STP participants have entered into contracts to provide for 100% of enrichment services from October 2000 to December 2004, with additional contracts to provide at least 40% of enrichment services through 2006. Also, fuel fabrication services have been contracted for operation through 2005 for Unit 1 and 2006 for Unit 2. Although CPL and the other STP owners cannot predict the availability of uranium and related services, CPL and the other STP owners do not currently expect to have difficulty obtaining uranium and related services required for the remaining years of STP operation.

      The Energy Policy Act has provisions for the recovery of a portion of the costs associated with the decommissioning and decontamination of the gaseous diffusion plants used in the enrichment process. These costs are being recovered on the basis of enrichment services purchased by utilities from the DOE prior to October 1992. The total annual assessment for all domestic utilities is limited to $150 million per federal fiscal year through October 2007. The STP assessment will be approximately $2.0 million each year with CPL's share being 25.2% of the annual STP assessment.

      The Nuclear Waste Policy Act of 1982, as amended, required the DOE to develop a permanent high level waste disposal facility for the storage of spent nuclear fuel by 1998. The DOE last estimated that the permanent facility will not be available until 2010. The DOE will take possession of all spent fuel generated at STP as a result of a contract CPL and other STP participants have entered into with the DOE. STP has on-site storage facilities with the capability to store all the spent nuclear fuel generated by the STP units over their lives. Therefore, the DOE delay in providing the disposal facility will not affect the operation of the STP units. Under provisions of the Nuclear Waste Policy Act of 1992, a one-mill per KWH assessment on electricity generated and sold from nuclear reactors funds the DOE waste disposal program.

      Risks of substantial liability could arise from the operation of STP and from the use, handling, disposal and possible radioactive emissions associated with nuclear fuel. While CPL carries insurance, the availability, amount and coverage is limited and may become more limited in the future. The available insurance may not cover all types or amounts of loss or expense which may be experienced in connection with the ownership of STP. See ITEM 8. NOTE 3. COMMITMENTS AND CONTINGENT LIABILITIES for information relating to nuclear insurance.

      Governmental Regulation
      The price and availability of each of the foregoing fuel types are significantly affected by governmental regulation. Any inability in the future to obtain adequate fuel supplies or adoption of additional regulatory measures restricting the use of such fuels for the generation of electricity might affect the U.S. Electric Operating Companies' ability to economically meet the needs of their customers. Such regulatory measures could require the U.S. Electric Operating Companies to supplement or replace, prior to normal retirement, existing generating capability with units using other fuels. This would be difficult to accomplish quickly, would require substantial additional expenditures for construction and could have a significant adverse effect on the financial condition and results of operations of CSW and/or any of the U.S. Electric Operating Companies.

      The Registrants are unable to predict the future cost of fuel. (The foregoing statements constitute forward-looking statements within the meaning of
Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD-LOOKING INFORMATION). See ITEM 7. MD&A and ITEM 8. NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for additional information concerning fuel costs.

      Power Purchases and Sales
      The U.S. Electric Operating Companies serve various municipalities, electric cooperatives and public power authorities. The U.S. Electric Operating Companies exchange power with various neighboring electric systems and engage in electric interchanges with each other. In addition, they contract with certain suppliers, including power marketers and independent power producers for the purchase or sale of capacity, firm energy, responsive reserves and other wholesale services.

      CPL - Wholesale Customers
      Certain CPL wholesale customers have given notice of their intent to terminate their contracts when they expire in 2001 through 2004. During 1999, these customers represented 3% of CPL's total electric operating revenues.


ENVIRONMENTAL MATTERS

      The CSW System is subject to regulation with respect to air and water quality, solid waste standards and other environmental matters. These authorities have continuing jurisdiction in most cases to require modifications in facilities and operations. Any such changes in environmental statutes or regulations could require substantial additional expenditures to modify the CSW System's facilities and operations and could have a material adverse effect on the results of operations and financial condition of CSW and/or any of the U.S. Electric Operating Companies. Violations of environmental statutes or regulations can result in fines and other costs. See FORWARD-LOOKING INFORMATION.

      EMFs
      Research is ongoing whether exposure to EMFs may result in adverse health effects. Although earlier studies suggested some correlation between EMFs and adverse health effects, the research to date has not established a cause-and-effect relationship between EMFs and adverse health effects from electric lines. Recently, more comprehensive studies have failed to show any correlation. CSW cannot predict the impact on CSW or the electric utility industry if further investigations or proceedings were to establish that the present electricity delivery system is contributing to increased risk or incidence of health problems.

      Other Environmental Matters
      From time to time the Registrants become aware of various other environmental issues or are named as parties to various other legal claims, actions, complaints or other proceedings related to environmental matters. Management does not expect disposition of any such pending environmental proceedings to have a material adverse effect on the results of operations or financial condition of CSW and/or any of the U.S. Electric Operating Companies.

      See ITEM 7. MD&A, ITEM 8. NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS and NOTE 3. COMMITMENTS AND CONTINGENT LIABILITIES for additional information relating to environmental matters.


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

      The CAAA also directed the EPA to issue regulations governing nitrogen oxide emissions and requiring government studies to determine what controls, if any, should be imposed on utilities to control toxic air emissions. The acid rain rules have not been released. Accordingly, the impact of any such rules on CSW and the U.S. Electric Operating Companies cannot be determined at this time.

      Under the CAAA rules for nitrogen oxide control for coal units, the U.S. Electric Operating Companies have elected alternate standards for their units under an optional provision regarding emission limits. This will eliminate any capital expenses through 2007, if the alternate standards are met.

      Texas passed legislation in 1999 to have older units, which were grandfathered under the CAAA, operate under permits and reduce emissions by 50% based on 1997 emission levels. The U.S. Electric Operating Companies' compliance cost for Texas grandfathered units are estimated to be from $3 million to $10 million. Approximately $1.6 million has been spent on compliance through December 31, 1999. The deadline for compliance with the legislation on the grandfathered units is May 2003.

      The EPA recently promulgated revised, more stringent ambient air quality standards for ozone and particulates. While these standards do not mandate emission constraints or reductions for facilities such as electricity generating power plants, they may result in more areas being designated as non-attainment for these two pollutants. States will be required to develop strategies to achieve compliance in these areas, strategies that may include lower emission levels for electricity generating power plants, possibly including facilities within the CSW System. The impact, if any, on CSW or the U.S. Electric Operating Companies cannot yet be determined, but the impact could be to significantly raise operations and maintenance costs of the U.S. Electric Operating Companies.

      At the Kyoto, Japan Conference on Global Warming held in December 1997, U.S. representatives agreed to a treaty which could require new limitations on "greenhouse gases" from power plants. CSW and the U.S. Electric Operating Companies could be affected if this treaty, in its present form, is approved by the United States Congress. The impact, if any, on CSW or the U.S. Electric Operating Companies cannot be determined because most of the greenhouse gas emission reduction would come from coal generation that would have to be switched to natural gas or retired. During 1999, 50% of the U.S. Electric Operating Companies' MWH generation and 33% of its installed generating capacity at December 31, 1999 was coal and lignite.

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

      EPA Toxic Release Inventory Initiative
      Beginning July 1, 1999, the EPA requires electric utilities to report the amount of certain chemicals released by coal-fired power plants under its Toxic Release Inventory Initiative. The regulations currently require nearly 30,000 facilities nationwide to report their annual emissions of certain chemicals. The Toxic Release Inventory Initiative allows the public to access information on the types and quantities of listed chemicals that are released. The Toxic Release Inventory regulations require reports on the amounts of materials disposed of, transferred offsite, recovered and recycled.

U.K. ELECTRIC ENVIRONMENTAL MATTERS

      SEEBOARD's operations are subject to regulation with respect to water quality standards and other environmental matters by various authorities within the United Kingdom. Under certain circumstances, these authorities may require modifications to SEEBOARD's facilities and operations and/or impose fines and other costs for violations of applicable statutes and regulations. From time to time SEEBOARD is made aware of various environmental issues or is named as a party to various legal claims, actions, complaints or other proceedings related to environmental matters. Management does not expect disposition of any such pending environmental proceedings to have a material adverse effect on CSW's consolidated results of operations or financial condition.

OPERATING INFORMATION - CSW SYSTEM

CSW
(excludes SEEBOARD)
                                                      1999    1998      1997
                                                  ---------------------------
Kilowatt-hour sales (millions)
Residential                                         18,997  19,757    17,995
Commercial                                          15,641  15,554    14,546
Industrial                                          21,232  21,481    21,087
Other retail                                         1,936   1,906     1,705
                                                  ---------------------------
Sales to retail customers                           57,806  58,698    55,333
Sales for resale                                     8,996   8,296     7,824
                                                  ---------------------------
Total                                               66,802  66,994    63,157
                                                  ---------------------------

Average number of electric customers (thousands)
Residential                                          1,500   1,480     1,462
Commercial                                             227     218       214
Industrial                                              21      22        23
Other retail                                            15      15        13
                                                  ---------------------------
Total                                                1,763   1,735     1,712
                                                  ---------------------------


Revenue per KWH
Residential                                       6.64(cent)6.60(cent)6.96(cent)
Commercial                                            5.74    5.71     6.13
Industrial                                            3.76    3.62     3.85
Sales for Resale                                      3.43    3.16     3.11

Peak Load and Capability
   Net system capability (MW) (1)                   15,525  14,839    14,290
   Maximum coincident system demand (MW)            14,066  13,718    13,105
   Percentage increase in peak demand over prior
     period                                           2.5%    4.7%      3.9%
   Generation at time of peak (MW)                  13,220  13,012    12,817
   Percent of peak demand generated                  94.0%   94.9%     97.8%
   Net purchases at time of peak (MW)                  846     706       288
   Percent of net purchases at time of peak           6.0%    5.2%      2.2%
   Date of maximum coincident system demand       August12 July 27   July 28


The preceding table sets forth: (i) the net system capability, including the net amounts of contracted purchases and contracted sales, at the time of peak demand; (ii) the maximum coincident system demand on a one-hour integrated basis, exclusive of sales to other electric utilities; and (iii) the respective amounts and percentages of peak demand generated and net purchases and sales.

(1) Excludes 85 MW of system capability in storage in 1998 and 310 MW of system capability in storage and 156 MW of system capability under repair in 1997.

CPL

                                                       1999     1998     1997
                                                  ---------------------------
Kilowatt-hour sales (millions)
Residential                                           7,248    7,167    6,771
Commercial                                            5,256    5,122    4,846
Industrial                                            8,219    8,350    7,999
Other retail                                            580      553      486
                                                  ---------------------------
Sales to retail customers                            21,303   21,192   20,102
Sales for resale                                      1,813    1,867    1,737
                                                  ---------------------------
Total                                                23,116   23,059   21,839
                                                  ---------------------------


Average number of electric customers
Residential                                         563,200  550,000  538,700
Commercial                                           88,200   82,000   79,700
Industrial                                            5,300    5,500    5,600
Other                                                 4,400    4,500    3,900
                                                  ---------------------------
Total                                               661,100  642,000  627,900
                                                  ---------------------------


Revenue per KWH
Residential                                       7.46(cent)7.35(cent)7.99(cent)
Commercial                                              7.49    7.37     8.26
Industrial                                              4.02    3.71     4.13
Sales for resale                                        4.18    3.57     4.06


Peak Load and Capability
   Net system capability (MW) (1)                     4,773    4,542    4,319
   Maximum coincident system demand (MW)              4,454    4,537    4,232
   Percentage increase/(decrease) in peak demand     (1.8)%     7.2%     4.6%
over prior period
   Generation at time of peak (MW)                    4,200    3,688    4,227
   Percent of peak demand generated                   94.3%    81.3%    99.9%
   Net purchases at time of peak (MW)                   254      849        5
   Percent of net purchases at time of peak            5.7%    18.7%     0.1%
   Date of maximum coincident system demand        August 5 August 13 August 20

The preceding table sets forth: (i) the net system capability, including the net amounts of contracted purchases and contracted sales, at the time of peak demand; (ii) the maximum coincident system demand on a one-hour integrated basis, exclusive of sales to other electric utilities; and (iii) the respective amounts and percentages of peak demand generated and net purchases and sales.

(1)  Excludes 60 MW of system capability in storage in 1997.

PSO

                                                      1999     1998      1997
                                                 -----------------------------
Kilowatt-hour sales (millions)
   Residential                                       5,336    5,772     5,054
   Commercial                                        5,057    5,091     4,698
   Industrial                                        4,972    4,873     4,714
   Other retail                                        251      265       192
                                                 -----------------------------
   Sales to retail customers                        15,616   16,001    14,658
   Sales for resale                                  1,005      861       958
                                                 -----------------------------
   Total                                            16,621   16,862    15,616
                                                 -----------------------------


Average number of electric customers
   Residential                                     427,600  423,300   419,600
   Commercial                                       56,800   56,100    55,300
   Industrial                                        4,900    5,000     5,100
   Other                                             1,600    1,600     1,400
                                                 -----------------------------
   Total                                           490,900  486,000   481,400
                                                 -----------------------------


Revenue per KWH
   Residential                                    5.52(cent)5.70(cent)5.88(cent)
   Commercial                                        4.48      4.64     4.82
   Industrial                                        3.24      3.34     3.44
   Sales for Resale                                  3.90      3.18     3.23


Peak Load and Capability
   Net system capability (MW) (1)                    4,022    4,042     3,882
   Maximum coincident system demand (MW)             3,800    3,683     3,474
   Percentage increase in peak demand over            3.2%     6.0%      3.4%
prior period
   Generation at time of peak (MW)                   3,732    3,048     3,376
   Percent of peak demand generated                  98.2%    82.8%     97.2%
   Net purchases at time of peak (MW)                   68      635        98
   Percent of net purchases at time of peak           1.8%    17.2%      2.8%
   Date of maximum coincident system demand      August 11 September 4 July 28


The preceding table sets forth: (i) the net system capability, including the net amounts of contracted purchases and contracted sales, at the time of peak demand; (ii) the maximum coincident system demand on a one-hour integrated basis, exclusive of sales to other electric utilities; and (iii) the respective amounts and percentages of peak demand generated and net purchases and sales.

(1) Excludes 85 MW of system capability in storage in 1998 and 250 MW of system capability in storage in 1997.

SWEPCO

                                                      1999     1998     1997
                                                  ---------------------------
Kilowatt-hour sales (millions)
   Residential                                       4,735    5,052    4,549
   Commercial                                        4,033    4,039    3,780
   Industrial                                        6,807    6,929    6,968
   Other retail                                        474      467      445
                                                  ---------------------------
   Sales to retail customers                        16,049   16,487   15,742
   Sales for resale                                  7,522    6,449    6,791
                                                  ---------------------------
   Total                                            23,571   22,936   22,533
                                                  ---------------------------


Average number of electric customers
   Residential                                     360,600  358,600  356,600
   Commercial                                       52,800   51,800   50,800
   Industrial                                        5,600    5,800    5,800
   Other                                             2,900    2,800    2,700
                                                  ---------------------------
   Total                                           421,900  419,000  415,900
                                                  ---------------------------


Revenue per KWH
   Residential                                    6.22(cent)6.23(cent)6.37(cent)
   Commercial                                         4.91     4.90     5.08
   Industrial                                         3.75     3.66     3.78
   Sales for Resale                                   2.29     2.17     2.16


Peak Load and Capability
   Net system capability (MW)                        5,028    4,559    4,636
   Maximum coincident system demand (MW)             4,463    4,372    4,157
   Percentage increase in peak demand over prior      2.1%     5.2%     3.5%
period
   Generation at time of peak (MW)                   3,970    4,414    3,839
   Percent of peak demand generated                  89.0%   101.0%    92.4%
   Net purchases (sales) at time of peak (MW)          493     (42)      318
   Percent of net purchases (sales) at time of       11.0%   (1.0)%     7.6%
peak
   Date of maximum coincident system demand       August 11  July 29  July 28


The preceding table sets forth: (i) the net system capability, including the net amounts of contracted purchases and contracted sales, at the time of peak demand; (ii) the maximum coincident system demand on a one-hour integrated basis, exclusive of sales to other electric utilities; and (iii) the respective amounts and percentages of peak demand generated and net purchases and sales.

WTU

                                                     1999      1998       1997
                                               --------------------------------
Kilowatt-hour sales (millions)
   Residential                                      1,679     1,766      1,622
   Commercial                                       1,295     1,302      1,223
   Industrial                                       1,234     1,329      1,406
   Other retail                                       630       621        580
                                               --------------------------------
   Sales to retail customers                        4,838     5,018      4,831
   Sales for resale                                 2,784     2,622      2,504
                                               --------------------------------
   Total                                            7,622     7,640      7,335
                                               --------------------------------


Average number of electric customers
   Residential                                    148,300   147,600    146,900
   Commercial                                      28,900    28,400     27,800
   Industrial                                       5,500     5,800      6,000
   Other                                            6,400     6,200      6,000
                                               --------------------------------
   Total                                          189,100   188,000    186,700
                                               --------------------------------


Revenue per KWH
   Residential                                   7.89(cent) 7.60(cent)7.68(cent)
   Commercial                                       6.08       5.85      5.99
   Industrial                                       4.23       3.89      4.05
   Sales for Resale                                 3.71       3.72      3.55


Peak Load and Capability
   Net system capability (MW) (1)                   1,702     1,696      1,453
   Maximum coincident system demand (MW)            1,508     1,591      1,481
   Percentage increase/(decrease) in peak          (5.2)%      7.4%       3.3%
demand over prior period
   Generation at time of peak (MW)                  1,350     1,357        865
   Percent of peak demand generated                 89.5%     85.3%      58.4%
   Net purchases at time of peak (MW)                 158       234        616
   Percent of net purchases at time of peak         10.5%     14.7%      41.6%
   Date of maximum coincident system demand     August 19  August 3 September 17

The preceding table sets forth: (i) the net system capability, including the net amounts of contracted purchases and contracted sales, at the time of peak demand; (ii) the maximum coincident system demand on a one-hour integrated basis, exclusive of sales to other electric utilities; and (iii) the respective amounts and percentages of peak demand generated and net purchases and sales.

(1)  Excludes 156 MW of system capability under repair in 1997.

EMPLOYEES

      The total number of employees in the CSW System at December 31, 1999 was 10,928 as shown in the table below. Of the employees listed below, 575 of the positions at PSO and 789 of the positions at SWEPCO are covered under collective bargaining agreements with the IBEW. In addition, 2,245 employees at SEEBOARD are covered by collective bargaining agreements with several different unions. For information related to ongoing union negotiations at PSO, reference is made to ITEM 7. MD&A.

                        CSW SYSTEM EMPLOYEES

               CPL                                 1,558
               PSO                                 1,127
               SWEPCO                              1,377
               WTU                                   907
                                              -----------
                    U.S. Electric Total            4,969
                                              -----------
               U.K. Electric                       3,828
               Diversified Electric                  215
               Other (including CSW Services)      1,911
                                              -----------
                                                  10,923
                                              -----------

ITEM 2. PROPERTIES.

U.S. ELECTRIC

      The total capacity (MW, net dependable summer rating) of each of the U.S. Electric Operating Companies, as of December 31, 1999 is shown in the following table. The U.S. Electric Operating Company properties are all located in either Arkansas, Louisiana, Oklahoma or Texas.

                             Natural  Coal MW Lignite  Nuclear   Other     Total
Company           Stations(a) Gas MW             MW       MW     MW(b)     MW(c)
--------------------------------------------------------------------------------
CPL                      12    3,188     686             630       6       4,510
PSO                       8    2,867   1,008                      25       3,900
SWEPCO                    9    1,795   1,848    842                        4,485
WTU                      11    1,005     377                      11       1,393
                  --------------------------------------------------------------
CSW                      40    8,855   3,919    842      630      42      14,288
                  --------------------------------------------------------------

(a) CSW owns 38 power stations. CPL, PSO and WTU each reflect their joint ownership of the Oklaunion power station in their respective ownership count.
(b) Some plants have the capability to burn oil in combination with gas. However, the use of oil in facilities primarily designed to burn gas results in increased maintenance expense and a slight reduction in capacity. PSO and WTU have 25 MW and 11 MW, respectively, of facilities primarily designed to burn oil. CPL has 6 MW of hydroelectric generation.
(c) Data reflects only the U.S. Electric Operating Companies' portion of plants which are jointly owned with non-affiliates. For additional information concerning jointly owned facilities see ITEM 8. NOTE 6. JOINTLY OWNED ELECTRIC UTILITY PLANT.

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

DIVERSIFIED ELECTRIC

      In addition to the generating facilities described above, CSW has ownership interests in other electrical generating facilities, both foreign and domestic. Information concerning these facilities at December 31,1999 is listed below.

                                                    Capacity Ownership
                            Company       Location   Total   Interest  Status
                            -------------------------------------------------
Operating Facilities - United States
Brush II                    CSW Energy    Colorado      68      47%        QF
Ft. Lupton                  CSW Energy    Colorado     272      50%        QF
Mulberry                    CSW Energy    Florida      120      50%        QF
Orange Cogen                CSW Energy    Florida      103      50%        QF
Newgulf                     CSW Energy     Texas        85     100%       EWG
Sweeny (1)                  CSW Energy     Texas       330      50%        QF
Frontera (2)                CSW Energy     Texas       330     100%       EWG
                                                   ---------
                                                     1,308
                                                   ---------
Operating Facilities -
International
                            CSW           United
Medway                      International Kingdom      675      37.5%     n/a
                            CSW
Altamira                    International Mexico       109      50%      FUCO
                                                   ---------
                                                       784
                                                  ---------

(1)During 2000, additional development at the Sweeny facility is expected to add approximately 150 MW to current capacity.
(2)Frontera was operational during the summer of 1999 with a capacity of 330 MW. During the fourth quarter of 1999, construction continued to bring the plant to combined cycle operation in the second quarter of 2000 at which time the facility is expected to have a capacity of 500 MW.


CAPITAL EXPENDITURES

      The CSW System, including the U.S. Electric Operating Companies, maintains a continuing construction program, the nature and extent of which is based upon current and estimated demands upon the system. In addition, the CSW System requires capital to invest in new enterprises, either through equity investments or loans to projects, when deemed appropriate. See ITEM 7. MD&A for detailed information related to historical and projected capital expenditures. See ITEM
7. MD&A - PROPOSED AEP MERGER and ITEM 8. NOTE 15. - PROPOSED AEP MERGER for a discussion of capital expenditures limitations related to the AEP Merger.


ITEM 3. LEGAL PROCEEDINGS.

      The Registrants are parties to various legal claims, actions and complaints arising in the normal course of business which are not described herein. Management does not expect disposition of these matters to have a material adverse effect on any of the Registrants' results of operations or financial condition. See ITEM 1. BUSINESS, ITEM 7. MD&A and ITEM 8. NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for information relating to pending legal, environmental and regulatory proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

CSW         None.
CPL         None.
PSO         None.
SWEPCO      None.
WTU         None.

PART II


ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.

CSW COMMON STOCK INFORMATION

                              1999                                1998
                    Market Price     Dividends         Market Price       Dividends
                   High       Low      Paid          High        Low        Paid
                 ------------------------------   -----------------------------------

First Quarter     $28       $23 7/16    43.5(cent)   $27 13/16  $26  1/4    43.5(cent)
Second Quarter     26 3/16   23 5/16    43.5           27  5/8   25  5/8    43.5
Third Quarter      23 1/2    20 7/8     43.5           28  3/4   25  1/4    43.5
Fourth Quarter     22 1/2    19 9/16    43.5           30  1/16  27  3/8    43.5


      CSW's common stock is traded under the ticker symbol "CSR" and listed on the New York Stock Exchange, Inc. and Chicago Stock Exchange, Inc. Market prices were obtained from the composite listing of all closing prices on CSW common stock trades as reported on Bloomberg Financial Commodities News.

      CSW plans to continue to pay dividends on its common stock until the closing of the AEP Merger at approximately the same times and rates per share as were paid during 1999, subject to continuing evaluation of CSW's earnings, financial condition, and other factors by the CSW board of directors. Traditionally, the CSW board of directors has declared dividends to be payable on the last business day of February, May, August and November.

      In January 2000, CSW's board of directors elected to maintain the quarterly dividend for the quarter ended December 31, 1999, payable on March 1, 2000, to stockholders of record on February 5, 2000, at $0.435 per share, or an indicated rate of $1.74 per year. As a result, CSW anticipates the payment of the second quarter dividend to shareholders of record on or about May 5, 2000 unless the merger closes prior to that date.

      There were approximately 53,000 record holders of CSW's common stock as of March 13, 2000. See ITEM 8. NOTE 12. COMMON STOCK for information on CSW common stock.


U.S. ELECTRIC COMMON STOCK INFORMATION


      All of the outstanding shares of common stock of the U.S. Electric Operating Companies are owned by CSW. Consequently, there is no market for their common stock. Cash dividends declared and paid by the U.S. Electric Operating Companies to CSW on their respective common stock for 1999 and 1998 are presented in the following table.

                           CPL          PSO        SWEPCO         WTU
                      -----------------------------------------------------
                                          (thousands)

      1999              $148,000      $65,000     $96,000       $28,000
      1998               249,000       69,000     120,000        40,000


Reference is made to the page numbers in the table below for the location of the following items:


                                      2-1

ITEM 6.     SELECTED FINANCIAL DATA.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ITEM 7a.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
            See ITEM 7. MD&A - RISK MANAGEMENT and ITEM 8. NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NOTE 7. FINANCIAL INSTRUMENTS and
            NOTE 18. SOUTH AMERICAN INVESTMENTS.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                        Page Number
                                            CSW    CPL    PSO    SWEPCO    WTU
                                           -------------------------------------
Selected Financial Data                     2-4   2-101   2-115   2-129    2-143
Combined MD&A (1)                           2-5    2-5     2-5     2-5      2-5
    Results of Operations                   2-36  2-102   2-116   2-130    2-144
Quantitative and Qualitative Disclosures    2-2    2-2     2-2     2-2      2-2
  About Market Risk
Financial Statements and Supplementary Data 2-40  2-105   2-119   2-133    2-146
Report of Independent Public Accountants    2-96  2-112   2-126   2-140    2-153
Report of Management                        2-99  2-113   2-127   2-141    2-154


(1) CSW combines the MD&A sections of the Registrants except for the Results of Operations which are located at the page numbers indicated in the table above.


                                      2-2

                             CENTRAL AND SOUTH WEST
                                   CORPORATION




                                      2-3

SELECTED FINANCIAL DATA

      The following selected financial data for each of the five years ended December 31 is provided to highlight significant trends in the financial condition and results of operations for CSW. CSW reported an extraordinary loss at SWEPCO and WTU in 1999 resulting from legislation enacted in Arkansas and Texas under which the electric generation portion of CPL's, SWEPCO's and WTU's business in those states no longer meet the criteria to apply SFAS No. 71. CSW also recorded an extraordinary item at CPL in 1999 for the loss on reacquired debt from two debt issues related to generation assets and the discontinuance of SFAS No. 71. CSW recorded the United Kingdom windfall profits tax in the third quarter of 1997 as an extraordinary item. CSW sold Transok in 1996. Accounting rules require the classification of both the sale and the actual operating results prior to such sale as discontinued operations. In addition to these reclassifications, certain other financial statement items for prior years have been reclassified to conform to the 1999 presentation.

                                  1999 (1)  1998 (1)   1997 (1)     1996    1995
                                ------------------------------------------------
                                   (millions, except per share and ratio data)
INCOME STATEMENT DATA
Revenues                            $5,537    $5,482    $5,268    $5,155  $3,143
Income from continuing
  operations                           469       440       329       297     377
Income before extraordinary items      469       440       329       429     402
Net income for common stock            455       440       153       429     402
Basic and diluted EPS from
  continuing operations              $2.21     $2.07     $1.55     $1.43   $1.97

Basic and diluted EPS before
  extraordinary items                $2.21     $2.07     $1.55     $2.15   $2.20

Basic and diluted EPS                $2.14     $2.07     $0.72     $2.07   $2.10
Dividends paid per share of
  common stock                       $1.74     $1.74     $1.74     $1.74   $1.72
Average common shares
  outstanding                       212.6     212.4      212.1     207.5   191.7

BALANCE SHEET DATA
Assets                            $14,162   $13,897    $13,616   $13,512 $14,055
Long-term obligations (2)           4,156     4,273      4,424     4,237   4,134
Capitalization ratios
     Common stock equity             47%        45%       44%       46%      42%
     Preferred stock                 --          2         2         4        4
     Trust Preferred Securities       4          4         4        --       --
     Long-term debt                  49         49        50        50       54


(1)See CENTRAL AND SOUTH WEST CORPORATION - RESULTS OF OPERATIONS for factors affecting earnings.
(2)Long-term obligations include long-term debt, Trust Preferred Securities and preferred stock subject to mandatory redemption.

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


OVERVIEW

      The electric utility industry is changing rapidly as it is becoming more competitive. In anticipation of increasing competition and fundamental changes in the industry, CSW's management is implementing a strategic plan designed to help position CSW to be competitive in this rapidly changing environment and in developing a global energy business.

      CSW has undertaken key initiatives in the implementation of this overall strategy. The centerpiece of these initiatives is the proposed merger between AEP and CSW that was announced in December 1997 pursuant to which CSW would become a wholly owned subsidiary of AEP. The proposed merger would join two companies which are low cost providers of electricity and is expected to achieve greater economies of scale than either company could achieve on its own. In addition, CSW International continues to make investments in South America. These initiatives are discussed in more detail below and elsewhere in this report. See RECENT DEVELOPMENTS AND TRENDS - PROPOSED AEP MERGER and OTHER INITIATIVES - DIVERSIFIED ELECTRIC.

      Most states have considered the adoption of various legislative and regulatory initiatives to restructure the electric utility industry and enact retail competition, and several states, like Texas and Arkansas, have already passed legislation that requires the implementation of retail access for customers. In response to these changes, the CSW System is developing strategies to appropriately deal with the changing environment. For example, the Texas Electric Operating Companies have recently filed an unbundling plan in response to legislation recently enacted in Texas. See RECENT DEVELOPMENTS AND TRENDS - Industry Restructuring Initiatives in Arkansas, Oklahoma, Louisiana and Texas, Texas Business Separation Plan and Securitization of Generation-related Regulatory Assets and Stranded Costs.

      CSW believes that compared to other electric utilities, the CSW System is well positioned to capitalize on the opportunities resulting from an increasingly deregulated and competitive market for the generation, transmission and distribution of electricity. The CSW System should benefit from economies of scale by virtue of its size and is a reliable and relatively low-cost provider of electric power in its service area. Specifically, CSW will seek competitive advantages through its diverse and stable customer base, competitive prices for electricity, diversified fuel mix, extensive transmission interconnections, diversity of regulation and financial flexibility. See RECENT DEVELOPMENTS AND TRENDS for additional information. (The foregoing discussion contains forward-looking statements within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD-LOOKING INFORMATION).


                                      2-5

LIQUIDITY AND CAPITAL RESOURCES

      Overview of Operating, Investing and Financing Activities
      Net cash inflows from operating activities decreased $139 million to $803 million for the twelve month period ended December 31, 1999 compared to the same period last year due primarily to increased payments on accounts payable, less favorable fuel recovery positions and higher levels of fuel inventories related to year 2000 contingency plans. Partially offsetting the decrease in cash flows from operating activities was a lower change in accounts receivable balance in 1999 compared to 1998. Further offsetting the decrease in cash flows from operating activities was the absence in 1999 of a refund paid to CPL customers in 1998.

      Net cash outflows from investing activities increased $123 million to $758 million during the twelve months ended December 31, 1999 compared to the same period a year ago. The increase in net cash outflows from investing activities was due primarily to higher levels of construction spending in 1999 at the U.S. Electric Operating Companies and SEEBOARD. Also contributing to the increase in cash outflows from investing activities were two transactions that occurred in 1998: (1) the sale of a portion of C3 Communication's interest in ChoiceCom and,
(2) the payment by CSW International's Altamira partner, Alpek, of a 50% obligation related to the power plant project. The increase in net cash outflows from investing activities was partially offset by cash inflows related to the sale of a 50% interest in CSW Energy's Sweeny plant. Also partially offsetting the increase in cash outflows from investing activities was the absence in 1999 of CSW International loans to Vale.

      Net cash inflows from financing activities for the twelve months ended December 31, 1999 were $71 million, a $296 million increase compared to a cash outflow of $225 million for the same period in 1998. The increase in net cash flows from financing activities was due primarily to higher proceeds from the issuance of long-term debt and a higher level of change in short-term debt. Also contributing to the increase in cash inflows from financing activities was the absence in 1999 of the repayment of a $60 million variable rate bank loan at CSW Services and the redemption of $28 million of preferred stock at SWEPCO. Partially offsetting the increase in net cash inflows was a higher level of long-term debt maturities and reacquisitions in 1999 compared to 1998 as well as the redemption of $160 million of preferred stock at CPL.

      The non-cash impacts of exchange rate differences on the translation of foreign currency denominated assets and liabilities were recorded on a separate line on the cash flow statement.

      Internally Generated Funds
      Internally generated funds, which consist of cash flows from operating activities less common and preferred stock dividends, should meet most of the capital requirements of the CSW System. However, CSW's strategic initiatives, including expanding CSW's core electric utility and non-utility businesses through acquisitions or otherwise, may require additional capital from external sources. For a description of certain restrictions on CSW's ability to raise capital from external sources, see ITEM 7. MD&A, PROPOSED AEP MERGER and ITEM 8.
NOTE 15. PROPOSED AEP MERGER. Productive investment of net funds from operations in excess of capital expenditures and dividend payments is necessary to enhance the long-term value of CSW for its investors. CSW is continually evaluating the best use of internally generated funds, which totaled $426 million, $564 million and $343 million for 1999, 1998 and 1997, respectively. The amounts of internally generated funds for the U.S. Electric Operating Companies are detailed in the following table.

                                      2-6

                                                   1999        1998       1997
                                                --------------------------------
                                                           (millions)
CPL
Internally Generated Funds                         $147        $183       $172
Construction Expenditures Provided by
  Internally Generated Funds                         70%        148%       136%

PSO
Internally Generated Funds                          $47        $124        $62
Construction Expenditures Provided by
  Internally Generated Funds                         46%        180%        78%

SWEPCO
Internally Generated Funds                          $59        $105       $108
Construction Expenditures Provided by
  Internally Generated Funds                         53%        127%       100%

WTU
Internally Generated Funds                          $38         $20        $69
Construction Expenditures Provided by
  Internally Generated Funds                         77%         53%       217%

      On December 2, 1999, OFGEM published its final price proposals from its United Kingdom electricity distribution review. OFGEM has proposed revenue reductions in SEEBOARD's distribution business of 21%. In addition, OFGEM has proposed the reallocation of a further 12% of costs out of SEEBOARD's distribution business into its supply business. These proposals were accepted on December 20, 1999, and will take effect on April 1, 2000, and remain in effect for five years. OFGEM's proposals will reduce net income for SEEBOARD in the year 2000 by approximately $40 million, dependent upon the level of further cost reductions that can be achieved, and by approximately $60 million in 2001. CSW's net income from SEEBOARD U.S.A., its United Kingdom business segment, was $113 million for the twelve months ended December 31, 1999.

      OFGEM's price proposals for SEEBOARD will have a material adverse effect on the future results of operations of SEEBOARD U.S.A. and CSW, but are not be expected to adversely affect the financial condition of CSW.

      Capital Expenditures
      The CSW System's need for capital results primarily from its construction of facilities to provide reliable electric service to its customers. The historical capital requirements of the CSW System have been primarily for the construction of electric utility plant. However, current projected capital expenditures are expected to be primarily for existing production, transmission and distribution systems and for various non-utility investments. The U.S. Electric Operating Companies maintain a continuing construction program, the nature and extent of which is based upon current and estimated future demands upon the system. Planned construction expenditures for the U.S. Electric Operating Companies for the next three years are primarily to improve and expand production, transmission and distribution facilities. These improvements will be required to meet the anticipated needs of new customers and the growth in the requirements of existing customers. These improvements will be funded primarily through internally generated funds. However, some long-term financing will likely be required.

      CSW regularly evaluates its capital spending policies and generally seeks to fund only those projects and investments that management believes will offer satisfactory returns in the current environment. Consistent with this strategy, the CSW System is likely to continue to make additional investments in energy-related and non-utility businesses and will continue to search for other electric utility properties to acquire. Primary sources of capital for these expenditures are long-term debt, trust preferred securities and preferred stock issued by the U.S. Electric Operating Companies, long-term and short-term debt issued by CSW, as well as internally generated funds. Historically, the issuance

                                      2-7
of common stock by CSW has also been a source of capital. CSW Energy and CSW International typically use various forms of non-recourse project financing to provide a portion of the capital required for their respective projects as well as utilizing long-term debt for other investments. Although CSW and each of the U.S. Electric Operating Companies expect to fund the majority of their respective capital expenditures for their existing utility systems through internally generated funds, for any significant investment or acquisition, additional funds from the capital markets may be required. For a description of certain restrictions on CSW's ability to make investments and raise capital from external sources, including through the issuance of common stock, see ITEM 7. MD&A PROPOSED AEP MERGER and ITEM 8. NOTE 15. PROPOSED AEP MERGER.

      The historical and estimated capital expenditures for the CSW System, including the U.S. Electric Operating Companies, SEEBOARD and other operations are shown in the CAPITAL EXPENDITURES table. The amounts include construction expenditures for the U.S. Electric Operating Companies and, for SEEBOARD and CSW's other operations, construction expenditures and net equity investments. The majority of the capital expenditures for the U.S. Electric Operating Companies for 1997 through 1999 were spent on transmission and distribution facilities. It is anticipated that the majority of the estimated capital expenditures for 2000 through 2002 will be for production, transmission and distribution facilities. For a description of certain restrictions on CSW's ability to make capital expenditures, including through the issuance of common stock, see PROPOSED AEP MERGER. (The table and statements below contain forward-looking information within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD-LOOKING INFORMATION).

                                    CAPITAL EXPENDITURES
                                                    Estimated Expenditures
                1997      1998      1999           2000       2001      2002
--------------------------------------------    --------------------------------
                                 (millions including AFUDC)

CSW             $901      $669      $774        $1,071       $817       $643
CPL              130       127       215           229        266        191
PSO               82        71       105           174        121         86
SWEPCO           110        86       113           159        163        137
WTU               33        38        50            55         71         72

         Estimated capital expenditures for 2000 - 2002 do not include expenditures for acquisition-type investments.

      Although CSW does not believe that the U.S. Electric Operating Companies will require substantial additions of generating capacity over the next several years, the U. S. Electric's internal resource plan presently anticipates that any additional capacity needs will come from a variety of sources including power purchases.

      Inflation
      Annual inflation rates, as measured by the U. S. Consumer Price Index, have averaged approximately 2.0% during the three years ended December 31, 1999. CSW believes that inflation, at this level, does not materially affect CSW's results of operations or financial position. However, under existing regulatory practice, only the historical cost of plant is recoverable from customers. As a result, cash flows designed to provide recovery of historical plant costs may not be adequate to replace plant in future years.

      Financial Structure, Shelf Registrations and Credit Ratings
      As of December 31, 1999, the capitalization ratios of CSW were 47% common stock equity, 4% Trust Preferred Securities and 49% long-term debt. CSW is committed to maintaining financial flexibility through a strong capital structure and favorable securities ratings in order to access capital markets

                                      2-8
opportunistically or when required. CSW continually monitors the capital markets for opportunities to lower its cost of capital through refinancing activities. The estimated embedded cost of long-term debt for CSW and the U.S. Electric Operating Companies at December 31, 1999, is shown below.

                    CSW                   7.0%
                    CPL                   6.4
                    PSO                   6.4
                    SWEPCO                6.9
                    WTU                   6.6

      CSW can issue common stock, either through the purchase and reissuance of shares from the open market or by issuing original shares, to fund its LTIP, stock option plan, PowerShare plan and Retirement Savings Plan. CSW began funding these plans through open market purchases on April 1, 1997. CPL has shelf registration statements on file for the issuance of up to $60 million of FMBs and up to $75 million of preferred stock. PSO has a shelf registration statement on file for the issuance of up to $35 million of senior notes. SWEPCO has a shelf registration statement on file for the issuance of up to $250 million of senior notes, of which $150 million was issued in the first quarter of 2000. For a description of certain restrictions on CSW's ability to raise capital from external sources, see PROPOSED AEP MERGER.

      The current securities ratings for each of the Registrants is presented in the following table, including the securities rating on the Trust Preferred Securities issued by CPL Capital I, PSO Capital I and SWEPCO Capital I.

                                       Moody's   Duff & Phelps Standard & Poor's
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


                                      2-9

      Long-Term Financing
      On May 1, 1999, $100 million of CPL's 7.50% Series JJ FMBs matured, and on December 1, 1999, $25 million of CPL's 7.125% Series DD FMBs matured. In June 1999, CPL reacquired $25 million of its 7.50% Series II FMBs, due April 1, 2023, and in November and December 1999, CPL called $75 million of its money market preferred stock and $85 million of its Series A and Series B preferred stock, each at par.

      In November 1999, CPL issued $200 million of unsecured floating rate notes maturing November 23, 2001 and callable at par November 23, 2000. The interest rate will reset quarterly at the then current three-month LIBOR plus 0.60%.

      The reacquisition, redemptions and maturities were funded with short-term debt and with proceeds from the issuance of the floating rate notes.

      In November and December 1999, Matagorda County Navigation District No. 1 (Texas) sold for the benefit of CPL $111.7 million of 4.90% Series 1999A and $50 million of 4.95% Series 1999B unsecured tax exempt PCRBs. The bonds mature in 2030 but will be subject to remarketing and an interest rate reset in two years. The proceeds were used to refund $111.7 million aggregate principal amount of outstanding 7.50% Series T due December 15, 2014 and will be used to refund $50 million aggregate principal amount of outstanding 7.50% Series AA due March 21, 2020.

      On January 1, 1999, $25 million of PSO's 7.25% Series K, FMBs matured. In July 1999, the Oklahoma Development Finance Authority sold for the benefit of PSO $33.7 million of 4.875% unsecured tax exempt PCRBs. The bonds mature in fifteen years but will be subject to remarketing and an interest rate reset in five years. In August 1999, the proceeds were used to refund $33.7 million aggregate principal amount of outstanding Oklahoma Environmental Finance Authority 5.9% Series A bonds due December 1, 2007.

      On September 1, 1999, $40 million of SWEPCO's 6.125% Series W FMBs matured.

      On February 16, 2000, CPL sold $150 million of unsecured floating rate notes. The bonds will have a two-year final maturity of February 22, 2002, but may be redeemed at par after one year. The interest rate will reset quarterly at the then current three-month LIBOR plus 0.45%. The initial rate, which was set February 18, 2000, was 6.56%. Net proceeds of $149.6 million will be used to refund $100 million of FMBs maturing April 1, 2000 and repay a portion of short-term debt. CPL is replacing FMBs with unsecured debt, which provides more financial flexibility as CPL unbundles its electric operations.

      In the first quarter of 2000, SWEPCO sold $150 million of unsecured floating rate notes. The notes will have a two-year final maturity at March 1, 2002, but may be redeemed at par after one year. The interest rate will reset quarterly at the then current three-month LIBOR plus 0.23%. The initial rate, which was set March 1, 2000, was 6.34%. Net proceeds of $149.6 million will be used to refund $45 million of FMBs maturing April 1, 2000 and repayment of a portion of outstanding short-term indebtedness.

      Short-Term Financing and Accounts Receivable Factoring
      The CSW System uses short-term debt, primarily commercial paper, to meet fluctuations in working capital requirements and other interim capital needs. CSW has established a system money pool to coordinate short-term borrowings for certain of its subsidiaries, primarily the U.S. Electric Operating Companies. In addition, CSW also incurs borrowings for other subsidiaries that are not included in the money pool. As of December 31, 1999, CSW had revolving credit facilities totaling $1.4 billion to back up its commercial paper program. At

2-10

December 31, 1999, CSW had $1.3 billion outstanding in short-term borrowings. The maximum amount of short-term borrowings outstanding during the year, which had a weighted average interest yield for the year of 5.5%, was $1.4 billion during December 1999. Information concerning short-term borrowings for each of the U.S. Electric Operating Companies is presented in the following table.

                                      Borrowing
                      Borrowing     Limit at date
                      Limit at       of Maximum      Maximum    Date of Maximum
                 December 31, 1999    Borrowed       Borrowed       Borrowed
                 --------------------------------------------------------------
                                             (millions)

CPL                    $600            $600           $322    December 31, 1999
PSO                     300             300             79       April 30, 1999
SWEPCO                  250             250            141    December 31, 1999
WTU                     165             165             26        March 3, 1999

      CSW Credit purchases, without recourse, the accounts receivable of the U.S. Electric Operating Companies and certain non-affiliated electric utility companies. The sale of accounts receivable provides the U.S. Electric Operating Companies with cash immediately, thereby reducing working capital needs and revenue requirements. In addition, CSW Credit's capital structure contains greater leverage than that of the U.S. Electric Operating Companies, so CSW's cost of capital is lowered. CSW Credit issues commercial paper to meet its financing needs. At December 31, 1999, CSW Credit had a $1.2 billion revolving credit agreement, secured by the assignment of its receivables, to back up its commercial paper program, which had $754 million outstanding. The $1.2 billion facility will expire on June 23, 2000.

      The maximum amount of such commercial paper outstanding during the year, which had a weighted average interest yield for the year of 5.3%, was $1.0 billion during August 1999. The average and year-end amounts of accounts receivable sold during 1999 by the U.S. Electric Operating Companies to CSW Credit are shown in the following table.

                                     1999       1999
                                   Average   End of Year
                                  -----------------------
                                        (millions)

              CPL                     $139       $107
              PSO                       78         61
              SWEPCO                    97         73
              WTU                       44         26

      CSW Energy and CSW International
      CSW Energy has authority from the SEC to expend up to $250 million for general development activities related to qualifying facilities and independent power facilities. CSW Energy may seek specific authority to spend additional amounts on certain projects subject to limitations contained in the AEP merger agreement. See ITEM 8. NOTE 3. COMMITMENTS AND CONTINGENT LIABILITIES, for a discussion of CSW's investments and commitments in CSW Energy projects at December 31, 1999.

      In January 1997, CSW received authority from the SEC under the Holding Company Act to spend an amount up to 100% of consolidated retained earnings on EWG or FUCO investments, subject to certain restrictions. As of December 31, 1999, CSW had invested an amount equal to 54% of consolidated retained earnings, as defined by Rule 53 of the Holding Company Act, on EWG and FUCO investments. For a description of certain restrictions on the ability of CSW and its

                                      2-11
subsidiaries to make capital expenditures in respect of QFs and independent power facilities and to make EWG and FUCO investments, see PROPOSED AEP MERGER.


RECENT DEVELOPMENTS AND TRENDS

PROPOSED AEP MERGER

      On December 22, 1997, CSW and AEP announced that their boards of directors had approved a definitive merger agreement for a tax-free, stock-for-stock transaction. The combined company would serve more than 4.7 million customers in 11 states and approximately 4 million customers outside the United States. On May 27, 1998, AEP shareholders approved the issuance of the additional shares of stock required to complete the merger. On May 28, 1998, CSW stockholders approved the merger. On December 16, 1999, the merger agreement was amended to extend the term of the agreement to June 30, 2000. After June 30, 2000, either party may terminate the merger agreement if the merger has not been consummated.

      AEP is subject to the information requirements of the Securities and Exchange Act of 1934, as amended, and in accordance therewith, files reports and other information with the SEC. For additional information related to AEP, see AEP's Current Reports on Form 8-K, its Quarterly Reports on Form 10-Q and its Annual Report on Form 10-K and the documents referenced therein.

      Under the AEP merger agreement, each common share of CSW will be converted into 0.6 share of AEP common stock. CSW stockholders will own approximately 40% of the combined company. CSW plans to continue to pay dividends on its common stock until the closing of the AEP Merger at approximately the same times and rates per share as in 1999, subject to the continuing evaluation of CSW's earnings, financial condition and other factors by the CSW board of directors.

      Under the AEP merger agreement, there will be no changes required with respect to the public debt issues, the outstanding preferred stock or the Trust Preferred Securities of CSW's subsidiaries.

      AEP and CSW anticipate net savings related to the merger of approximately $2 billion over a 10-year period from the elimination of duplication in corporate and administrative programs, greater efficiencies in operations and business processes, increased purchasing efficiencies and the combination of the two work forces. As a result of the approved settlement and agreement with the state commissions in CSW and AEP's respective service territories, AEP and CSW have agreed to guarantee that approximately 55% of those savings will be passed through to their customers. AEP and CSW continue to seek opportunities for additional savings and expect to realize significant additional savings based upon the work of the merger transitions teams over the last two years. The preceding discussion constitutes forward-looking information within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information. See FORWARD-LOOKING INFORMATION.

      The electric systems of AEP and CSW will operate on an integrated and coordinated basis as required by the Holding Company Act. AEP and CSW project fuel savings of approximately $98 million over a 10-year period resulting from the coordinated operation of the combined company, which will be passed through to customers.

      The AEP merger agreement contains covenants and agreements that restrict the manner in which the parties may operate their respective businesses until the time of closing of the merger. In particular, without the prior written consent of AEP, CSW may not engage in a number of activities that could affect its sources and uses of funds. Pending closing of the merger, CSW's and its

                                      2-12
subsidiaries' strategic investment activity, capital expenditures and non-fuel operating and maintenance expenditures are limited to specific agreed upon projects and in agreed upon amounts. In addition, prior to consummation of the merger, CSW and its subsidiaries are restricted from:

- Issuing shares of common stock other than pursuant to employee benefit plans;

- Issuing shares of preferred stock or similar securities other than to refinance existing obligations or to fund permitted investment or capital expenditures; and

- Incurring indebtedness other than pursuant to existing credit facilities, in the ordinary course of business, or to fund permitted projects or capital expenditures. These limitations do not preclude CSW and its subsidiaries from making investments and expenditures in amounts previously budgeted.

      Cook Nuclear Plant
      On June 25, 1999, AEP announced a comprehensive plan to restart the idle Cook nuclear power plant. Unit 2 is scheduled to return to service in April 2000, and Unit 1 is scheduled to return to service in September 2000. AEP stated that its announcement follows a comprehensive systems readiness review of all operating systems at Cook nuclear power plant and a cost/benefit analysis of whether to restart the plant or shut it down completely. Plant officials originally shut down both units of the facility, located in Bridgman, Michigan, in September 1997 because of questions raised during a design inspection by the NRC. AEP estimated that its costs to restart the idle plant should be approximately $574 million, of which $373 million has been spent through December 31, 1999.

      On February 24, 2000, AEP announced a three-week delay in the planned April 1, 2000 restart. The delay is due to issues encountered during testing of equipment necessary for core reload and power operations of its Cook Unit 2. The testing process continues and may still encounter additional items that could extend the delay.

      Merger Regulatory Approvals
      The merger is conditioned, among other things, upon the approval of several state and federal regulatory agencies. Some of the merger conditions cannot be waived.

      State Regulatory Commissions
      The U.S.  Electric  Operating  Companies  have  received  approval for the
merger  from  their  respective   state  regulatory   commissions  in  Arkansas,
Louisiana, Oklahoma and Texas.

      FERC
      On April 30, 1998, AEP and CSW jointly filed a request with the FERC for approval of their proposed merger. On May 25, 1999, AEP and CSW announced they had reached a settlement with the FERC trial staff resolving competition and rate issues that related to the proposed merger. On July 13, 1999, AEP and CSW reached an additional settlement with the FERC trial staff resolving energy exchange pricing issues. The settlements were submitted to the FERC for approval. Hearings at the FERC concluded on July 19, 1999. On November 23, 1999, the ALJ who presided over the FERC merger hearing issued a recommendation to the FERC that the merger be approved and found that the proposed merger is in the public interest.

      On March 15, 2000, the FERC conditionally approved the merger. Conditions placed on the merger include:


                                      2-13

- Transfer operational control of AEP's east and west transmission systems to a fully-functioning, FERC-approved regional transmission organization by December 15, 2001, which is the same implementation date included in the FERC's general order for regional transmission organizations that applies to all transmission-owning utilities.

- Two interim transmission-related mitigation measures consisting of market monitoring and independent calculation and posting of available transmission capacity to monitor the operation of AEP's east transmission system.

- Divestiture of 550 MW of generating capacity comprised of 300 MW of capacity in SPP and 250 MW of capacity in ERCOT. The FERC will require AEP and CSW to divest their entire ownership interest in the generating facilities that are to be divested. Alternatively, AEP and CSW may choose to divest the same or greater amount of capacity from different generating plants in their entirety. However, such generating plants must be of similar cost, operation and location characteristics of generating plants AEP and CSW originally proposed.

- AEP and CSW must complete divestiture of the ERCOT capacity by March 15, 2001 and divestiture of the SPP capacity by July 1, 2002.

      The FERC found that certain energy sales in SPP and ERCOT would be reasonable and effective interim mitigation measures until completion of the required SPP and ERCOT divestitures. The FERC will require the proposed interim energy sales to be in effect when the merger is consummated.

      AEP and CSW must notify the FERC by March 30, 2000 whether they accept the condition that they transfer operational control of their transmission facilities to a fully-functioning, FERC-approved regional transmission organization by December 15, 2001 and the condition requiring the interim mitigation measures. If AEP and CSW accept the conditions, then AEP and CSW must make a compliance filing at least 60 days prior to consummation of the merger describing their plan to implement the interim mitigation measures. AEP and CSW intend to make this compliance filing on a date that would permit completion of the merger in the second quarter of 2000. AEP and CSW believe they can address the conditions.

      NRC
      On June 19, 1998, CPL filed a license transfer application with the NRC requesting the NRC's consent to the indirect transfer of control of CPL's interests in the NRC licenses issued for STP from CSW to AEP. CPL would continue to own its 25.2% interest in STP, and CPL's name would remain on the NRC operating license. On November 5, 1998, the NRC approved the license transfer application with a condition that the merger must be completed by December 31, 1999. The NRC has extended the condition relating to completion of the merger to June 30, 2000.

      Other Federal
      On October 13, 1998, AEP and CSW jointly filed an application with the SEC for approval of the proposed merger. The SEC merger filing requests approval of the merger and related transactions and outlines the expected combined company benefits of the merger to AEP and CSW customers and shareholders. Since then, AEP and CSW have filed several amendments to the application. Several parties have filed petitions opposing the proposed merger at the SEC which have not been withdrawn.

      On July 29, 1999, applications were made with the FCC to authorize the transfer of control of licenses of several CSW entities to AEP. In February 2000, the FCC authorized the transfer which will be effective upon the completion of the proposed merger.


                                      2-14

      On July 26,  1999,  AEP and CSW  submitted  filings to the  Department  of
Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. On February 2, 2000, AEP and CSW announced that their proposed merger received antitrust clearance from the Department of Justice.

      United Kingdom
      CSW has a 100% interest in SEEBOARD, and AEP has a 50% interest in Yorkshire. The proposed merger of CSW into AEP would result in common ownership of these United Kingdom entities. On January 25, 2000, the United Kingdom's Department of Trade and Industry approved the common ownership of the United Kingdom entities that would result from the proposed merger, subject to certain conditions concerning the separate operation of their respective distribution and supply businesses.

      Other
      On April 20, 1999, AEP reached a settlement with the Indiana Utility Regulatory Commission staff addressing matters pertinent to Indiana regarding the proposed merger. The Indiana Utility Regulatory Commission approved the settlement on April 26, 1999. The settlement agreement resulted from an investigation of the proposed merger between AEP and CSW initiated by the Indiana Utility Regulatory Commission.

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

      AEP and CSW also have reached settlements with the Missouri Public Service Commission, the Michigan Public Service Commission and various wholesale customers and intervenors in the FERC merger proceeding.

      Completion of the Merger
      AEP and CSW have targeted consummation of the AEP Merger in the second quarter of 2000. The merger is conditioned, among other things, upon the approval of several state and federal regulatory agencies. All of such approvals, except from the SEC, have been obtained. The transaction must satisfy many conditions, including the condition that it must be accounted for as a pooling of interests. The parties may not waive some of these conditions. AEP and CSW continue the process of seeking regulatory approvals, but there can be


                                      2-15
no assurance as to when, on what terms or whether the required approvals will be received. After June 30, 2000, either CSW or AEP may terminate the merger agreement if all of the conditions to its obligation to close have not been satisfied. There can be no assurance that the AEP Merger will be consummated.

      Merger Costs
      As of December 31, 1999, CSW had deferred $43 million in costs related to the AEP Merger on its consolidated balance sheet, which will be charged to expense if AEP and CSW do not complete their proposed merger. If the merger is consummated, such costs would be recovered in rates pursuant to merger sharing provisions contained in the state settlement agreements.

      See ITEM 8. NOTE 15. PROPOSED AEP MERGER.

COMPETITION AND INDUSTRY CHALLENGES

      Competitive forces at work in the electric utility industry are affecting the CSW System and other electric utilities, generally. Increased competition facing electric utilities is driven by complex economic, political and technological factors. These factors have resulted in legislative and regulatory initiatives that are likely to result in even greater competition at both the wholesale and retail levels in the future. As competition in the industry increases, the U.S. Electric Operating Companies will have the opportunity to seek new customers and at the same time be at risk of losing customers to other competitors. Additionally, the U.S. Electric Operating Companies will continue to compete with suppliers of alternative forms of energy, such as natural gas, fuel oil and coal, some of which may be less expensive than electricity. In the United Kingdom, the franchised electricity supply business opened to full competition on a phased-in basis beginning October 1998. As a result, SEEBOARD is able to seek new customers while risking the loss of existing customers to other competitors. CSW believes that, overall, its prices for electricity and the quality and reliability of its service currently place it in a position to compete effectively in the energy marketplace. (The foregoing statement constitutes a forward-looking statement within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD-LOOKING INFORMATION). See RATES AND REGULATORY MATTERS for a discussion of several current issues affecting the CSW System.

      Electric industry restructuring and the development of competition in the generation and sale of electric power requires resolution of several important issues, including, but not limited to:

- Who will bear the costs of prudent utility investments or past commitments incurred under traditional cost-of-service regulation that will not be economically viable in a competitive environment, sometimes referred to as stranded costs;

-     Whether all customers have access to the benefits of competition;

-     How, and by whom, the rules of competition will be established;

- What the impact of deregulation will be on conservation, environmental protection and other regulator-imposed programs; and

-     How transmission system reliability will be ensured.

      The degree of risk to CSW and the U.S. Electric Operating Companies associated with various federal and state restructuring proposals aimed at resolving any or all of these issues will vary depending on many factors,

                                      2-16
including the proposals' competitive position and treatment of stranded utility investment, primarily at CPL, resulting from such proposals. In CSW's service territory, the states of Arkansas and Texas have passed legislation addressing most of these issues while work continues on the remaining issues. The U.S. Electric Operating Companies believe they are in a position to compete effectively in a deregulated, more competitive marketplace. However, if events and circumstances arise in the future that would indicate all costs previously incurred are not recoverable from customers, then the U.S. Electric Operating Companies may be required by existing accounting standards to recognize potentially significant losses from unrecovered costs. (The foregoing statement constitutes a forward-looking statement within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD-LOOKING INFORMATION). See Regulatory Accounting for additional information. See ITEM 8.
NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - Electric Utility Restructuring Legislation for information on electric utility restructuring.

      Wholesale Electric Competition in the United States
      The Energy Policy Act, which was enacted in 1992, significantly altered the way in which electric utilities compete. The Energy Policy Act created exemptions from regulation under the Holding Company Act and permits utilities, including registered utility holding companies and non-utility companies, to own EWGs.

      EWGs are wholesale power producers that are free from most federal and state regulation, including restrictions under the Holding Company Act. These provisions enable broader participation in wholesale power markets by reducing regulatory hurdles to such participation.

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

      Wholesale energy markets, including the market for wholesale electric power, have been increasingly competitive since enactment of the Energy Policy Act. The U.S. Electric Operating Companies must compete in the wholesale energy markets with other public utilities, cogenerators, QFs, EWGs and others for sales of electric power. While CSW believes the Energy Policy Act will continue to make the wholesale markets more competitive, CSW is unable to predict how the Energy Policy Act will ultimately impact the U.S. Electric Operating Companies.

      FERC Orders No. 888 and No. 889
      The FERC issued Order No. 888 in 1996, which is the final comparable open access transmission service rule. The provisions of FERC Order No. 888 provide for comparable transmission service between utilities and their transmission customers by requiring utilities to take transmission service under their open access tariffs for wholesale sales and purchases and by requiring utilities to rely on the same transmission information that their transmission customers rely on to make wholesale purchases and sales.

      In addition, the Texas Commission adopted amendments to its transmission rule in 1999 that requires 100% postage stamp pricing in ERCOT which began in September 1999. Postage stamp pricing is fixed rate pricing regardless of transmission distance traveled. CPL and WTU began recording transmission revenues and expenses in accordance with the Texas Commission's transmission rule on January 1, 1997.


                                      2-17

      In 1996, the FERC issued Order No. 889 requiring transmitting utilities to establish and operate an OASIS for the dissemination of information regarding available transfer capability for their respective transmission systems. The OASIS is an on-line information system that provides the same information about the utility's transmission system to all transmission customers. The U.S. Electric Operating Companies utilize, and participate in the OASIS systems for ERCOT and SPP. FERC Order No. 889 also created standards of conduct requiring utilities to operate any wholesale power sales business separately from their transmission operations. The standards of conduct are designed to ensure that utilities and their affiliates, as sellers of power, do not have preferential access to information about wholesale transmission prices and availability.

      Independent System Operators
      On December 20, 1999, the FERC issued Order No. 2000 relating to RTOs. FERC Order No. 2000 describes the characteristics that an RTO should have as well as the functions an RTO should perform. Every jurisdictional utility must file at the FERC either:

-  A proposal to participate in an RTO;

- A petition asking whether a proposed transmission entity would qualify as an RTO, or

- An alternative filing describing the utility's efforts to participate in an RTO and the reasons those efforts were unsuccessful.

      Such filings must be made by October 15, 2000 for utilities that are not members of a FERC approved ISO. Utilities that are members of a FERC approved ISO have until January 15, 2001, to file with the FERC demonstrating compliance of their ISOs with FERC Order 2000. On December 30, 1999, the SPP filed at the FERC a proposal for recognition as an ISO and an RTO. In addition, on September 7, 1999, the SPP submitted various tariff revisions to the FERC that resulted in an SPP open access tariff offering all of the services required by FERC Order No. 888 as of February 1, 2000.

      Retail  Electric  Competition  in  the  United  States
      Most states have considered the adoption of various legislative and regulatory initiatives to restructure the electric utility industry and enact retail competition, and several states have already passed legislation that requires the implementation of retail access for customers.

      Industry Restructuring Initiatives in Arkansas, Oklahoma, Louisiana and Texas
      Several initiatives to restructure the electric utility industry and enact retail competition legislation have been undertaken in the four states in which the U.S. Electric Operating Companies operate. Arkansas, Oklahoma and Texas have enacted restructuring legislation.

      Arkansas
      In April 1999, legislation was enacted for electric utility restructuring in Arkansas. Some major provisions of that legislation include:

- Retail competition begins January 1, 2002. The Arkansas Commission can delay implementation, but not beyond June 30, 2003.

- Companies with transmission lines must operate those facilities through a transmission organization approved by FERC.


                                      2-18

- A one-year rate freeze after restructuring will be implemented for default service customers of companies that do not apply for stranded cost recovery. A three-year rate freeze will be implemented for companies with stranded costs.

-        The Arkansas Commission has authority to address market power issues.

      Oklahoma
      In 1997, the Oklahoma legislature passed restructuring legislation providing for retail access by July 1, 2002. That legislation called for a number of studies to be completed on a variety of restructuring issues, including independent system operator, technical, financial, transition and consumer issues. The study on independent system operator issues was completed in January 1998.

      In 1998, the Oklahoma Legislature passed Senate Bill 888, which accelerated the schedule for completion of the remaining studies to October 1999. Those studies were conducted under the direction of the Legislative Joint Electric Utility Task Force. The task force organized the study effort into several working groups, which were directed to evaluate assigned issues. On October 1, 1999, the task force completed its report to the Oklahoma Legislature based on the work performed by these working groups. The report primarily is a compilation of the positions taken by the various parties participating in the working groups. The information, in the report, is expected to be used in the development of additional industry legislation during the 2000 legislative session.

      Several additional electric industry restructuring bills have been filed in the 2000 Oklahoma Legislative session. The proposed bills generally supplement the industry restructuring legislation previously enacted in Oklahoma. CSW is unable to predict what, if any, additional legislation will be passed on industry restructuring.

      Louisiana
      In 1998, a special legislative committee created by the Louisiana Senate studied the impact of retail competition on the state of Louisiana. No legislation was enacted as a result of that effort. In addition, during 1998 and 1999, the Louisiana Commission conducted a proceeding to study restructuring and retail competition. Since the Louisiana Commission is a constitutionally created body, it can implement industry restructuring on its own without additional legislation. Parties submitted comments, and hearings were held on a number of specific restructuring topics. Also, as a part of that proceeding, utilities filed rate unbundling information with the Louisiana Commission staff.

      As a result of those hearings, the Louisiana Commission staff released its report on industry restructuring, including its recommendations regarding retail competition in Louisiana. In its report, the Louisiana Commission staff recommended that electric industry restructuring should not proceed at this time because it is not in the public interest. However, the Louisiana Commission staff proposed a restructuring plan as an alternative, in the event the Louisiana Commission decides to move forward with electric industry restructuring and competition. The Louisiana Commission voted to begin additional study and analysis of the issues associated with restructuring and has adopted a procedural schedule that will result in a final restructuring plan by January 1, 2001.

      Texas
      On June 18, 1999, legislation was signed into law in Texas that will restructure the electric utility industry in that state. The new law gives Texas customers of investor-owned utilities the opportunity to choose their electric provider beginning January 1, 2002. The legislation also provides a rate freeze until that date followed by a 6% rate reduction for residential and small

                                      2-19
commercial customers, additional rate reductions for low income customers and a number of customer protections. Rural electric cooperatives and municipal electric systems can choose whether to participate in retail competition.

      Some of the key provisions of the legislation include:

- Each utility must unbundle its business activities into a retail electric provider, a power generation company and a transmission and distribution utility. Beginning January 1, 2002, retail customers of investor-owned electric companies will be able to choose their retail electric provider. The affiliated retail electric provider of the utility that serves the customer on December 31, 2001 will serve the customer unless the customer chooses another retail electric provider. Delivery of the electricity will continue to be the responsibility of the transmission and distribution utility company at regulated prices.

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

- The legislation establishes a system benefit fund for low-income customer assistance, customer education and to offset reductions in school property tax revenues. The fund will be funded through a charge on retail electric providers that can be set by the Texas Commission up to $0.65 per MWH.

- Electric utilities are allowed to recover all of their net, verifiable, non-mitigable stranded costs that otherwise may not be recoverable in the future competitive market. A majority of those regulatory assets and stranded costs can be recovered through securitization, which is a financing to recover generation-related regulatory assets and stranded costs through the use of debt that lowers the carrying cost of assets compared to conventional utility financing methods.

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

- The affiliated power generation company of the utility that serves the customer on December 31, 2001 will be required to auction entitlements to at least 15% of its generating capacity for five years or until 40% of the residential and small commercial consumption of electricity in the utility's service area is provided by nonaffiliated retail electric providers.

-        Grandfathered   power   plants,   those  built  or  started   prior  to
         implementation of the Texas Clean Air Act of 1972, must reduce emissions of nitrogen oxide by 50% and sulfur dioxide by 25% by May 2003. The law also requires an additional 2,000 MW of renewable power generation in Texas by 2009 from retail electric providers, municipally owned utilities and electric cooperatives.


                                      2-20

-        A legislative  oversight  committee will monitor the implementation and
         effectiveness    of   electric   utility    restructuring    and   make
         recommendations for any necessary further legislative action.

      The Texas Commission has established numerous rulemakings and other processes to address various issues associated with the restructuring legislation and to provide for further guidance regarding implementation of the restructuring.

      Restructuring Readiness
      CSW has initiated a restructuring readiness effort to prepare for competition in the states served by the U.S. Electric Operating Companies. This effort includes the development and implementation of a business separation plan and the system and process changes required to prepare for competition. The business separation plan filed with the Texas Commission in January, 2000, is discussed below. An analysis of the processes and systems in place and those needed in the future has been completed, and CSW is beginning the implementation phase of the restructuring readiness effort.

      Texas Business Separation Plan
      On January 10, 2000, CSW filed with the Texas Commission its business separation plan required by the Texas Legislation on electric utility restructuring. The business separation plan describes the approach proposed by CSW to unbundle the business activities of each of its Texas Electric Operating Companies into three entities: the PGC, the EDC and the REP. Under CSW's business separation plan, all three new entities would continue to be owned by CSW. The PGC would own a CPL PGC and a WTU PGC. The EDC would own CPL, WTU and SWEPCO EDCs. Although the plan is directed to meet the requirements of the Texas Legislation, CSW expects the plan will also meet the restructuring requirements anticipated to be enacted in Arkansas, Louisiana and Oklahoma.

      As a result of rulings by the Texas Commission on March 16, 2000, CSW's unbundling will include full structural separations for CPL and WTU by January 1, 2002. This includes the structural separation of the management and control of the EDCs from the PGCs as well as the creation of a separate REP. For CPL and WTU, unbundling will require that legal ownership of generation, transmission and distribution assets will be separated and transferred to or vested in new entities , the CPL and WTU PGCs and EDCs, respectively. The CPL and WTU EDC's would be regulated utilities under Texas law. Office systems, computer systems, accounting systems and similar equipment would be segregated and an employee code of conduct would restrict information exchanges between employees of the regulated entities and the other business units. Because SWEPCO also is regulated in Arkansas and Louisiana, the Texas Commission deferred its decision on the appropriate separation for SWEPCO until interested parties have an opportunity to discuss issues that could result in a separation plan acceptable in each state. CSW believes that its total cost to restructure the CSW System, which includes costs for the EDC, PGC and REP, in implementing retail competition in its service territory is approximately $200 million, including refinancing costs of approximately $70 million. Recognition in rates of the Texas jurisdictional EDC portion of these costs will be sought in the Texas Electric Operating Companies' cost unbundling filings to establish new EDC regulated rates during the year 2000.

      Code of Conduct Under Customer Choice
      Legislation was enacted in Arkansas and Texas in 1999 to restructure the electric utility industry in those states. These two new laws require that the CSW System begin to operate its utilities as separate power generation entities, retail electric providers and transmission and distribution entities. Power generation entities and retail electric providers will be non-regulated; transmission and distribution entities will continue to be regulated. On or before September 1, 2000, the Texas operations portion of each of the U.S. Electric Operating Companies will functionally separate their regulated and non-regulated utility activities.


                                      2-21

      The purpose of these laws and the separation they impose is to create financial and informational firewalls between regulated and non-regulated activities of the CSW System so that competitive sensitive information cannot be shared by regulated and non-regulated entities.

      In order to comply with the new Arkansas and Texas laws, the Registrants will follow a "code of conduct," which requires the non-regulated business activities to be separate from the regulated activities. Transactions between the regulated and non-regulated activities are subject to an information-sharing "firewall" and the requirement to act on an arm's-length basis.

      Other
      Management cannot predict the ultimate outcome of the initiatives concerning restructuring and retail competition in Arkansas, Louisiana, Oklahoma and Texas, or their ultimate impact on results of operations, financial condition, or competitive position of CSW and the U.S. Electric Operating Companies.

      Holding Company Act and Electric Industry Restructuring Legislation
      In 1995, the SEC issued a report to the U.S. Congress advocating repeal of the Holding Company Act, which restricts certain activities of CSW and other registered holding companies, finding the Holding Company Act anachronistic and duplicative of other federal and state regulatory regimes.

      HR 2944, "The Electricity Competition and Reliability Act," was reported by the House Commerce Subcommittee on Energy and Power on October 27, 1999. If enacted, the legislation would repeal the Holding Company Act twelve months after the bill is signed into law and clarifies that states have the authority to order retail competition without a federal mandate.

      The U.S. Congress continues to consider legislative initiatives, which provide for the restructuring and/or deregulating of the electric utility industry. Several similar bills have been introduced in the 106th Congress. Most of the bills seek to clarify state authority to mandate retail choice, repeal the Holding Company Act, repeal the Public Utility Regulatory Policies Act of 1978, expand FERC authority over public power entities, address transmission reliability and other issues. Management cannot predict the ultimate outcome of any legislative initiatives.

      Regulatory Accounting
      Consistent with industry practice and the provisions of SFAS No. 71, which allows for the recognition of regulatory assets, the U.S. Electric Operating Companies have recognized significant regulatory assets and liabilities. As a result of legislation passed in Arkansas and Texas, the retail electricity generation business of CPL, SWEPCO and WTU, in those jurisdictions, no longer meets the criteria to apply SFAS No. 71. Instead, the principles of SFAS No. 101, as interpreted by EITF 97-4, have been applied. Management believes that CPL, SWEPCO and WTU currently meet the criteria for following SFAS No. 71 for the remainder of their electric utility business.

      Additional non-cash write-offs of regulatory assets and liabilities would be required if additional portions of the electric utility business of the U.S. Electric Operating Companies no longer meet the criteria for applying SFAS No. 71, absent a means of recovering such assets or settling such liabilities. For additional information regarding regulatory accounting, reference is made to
ITEM 8. NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

                                      2-22

      Securitization of Generation-related Regulatory Assets and Stranded Costs Electric utilities under the Texas Legislation are allowed to recover generation-related regulatory assets and stranded costs that otherwise may not be recoverable in the future competitive market. All or a majority of those costs can be refinanced through securitization, which is a financing structure designed to provide lower financing costs than is available through the conventional utility cost of capital model. The securitized amounts are then recovered through a non-bypassable wires charge. On October 18, 1999, CPL filed an application with the Texas Commission to securitize approximately $1.27 billion of its retail generation-related regulatory assets and approximately $47 million in other qualified costs. The Texas Commission held hearings on December 7 and 8, 1999 on CPL's securitization application.

      On February 10, 2000, the Texas Commission tentatively approved a settlement, which will permit CPL to securitize approximately $764 million of regulatory assets. The Texas Commission is expected to grant final approval by March 27, 2000. If approval is received from the Texas Commission, CPL expects to issue the securitization bonds in 2000, depending on market conditions and the timing of any appeals of the Texas Commission order.

      The settlement calls for CPL to reduce its proposed amount to be securitized from $1.27 billion to approximately $764 million of regulatory assets plus an estimated $29 million of other qualified costs. The settlement also calls for $290 million of the amount originally requested to be included in the calculation of stranded costs in CPL's April 2000 transmission and distribution cost filing. This filing will establish stranded costs, of which 75% can be securitized and 25% can be recovered through a competitive transition charge.

      The securitization amount was reduced by $186 million from the amount originally requested to reflect customer benefits associated with accumulated deferred income taxes. CPL previously had proposed to flow these benefits back to customers over a 14-year term of the bonds.

      CPL could issue the bonds associated with securitization as early as April 2000, depending on timing of receipt of a non-appealable financing order from the Texas Commission and depending on market conditions. A second phase of securitization could occur when the Texas Commission makes a preliminary determination of stranded costs, currently expected to occur in the first half of 2001. CPL's stranded costs are subject to a final determination by the Texas Commission in 2004.

      Under the provisions of EITF 97-4, CPL's generation-related net regulatory assets were transferred to the transmission and distribution portion of the business and will be amortized as they are recovered through charges to customers. Management currently believes all generation-related regulatory assets for CPL will be recovered as provided under the Texas Legislation. If future events were to occur that made the recovery of these assets no longer probable, CPL would write-off any non-recoverable portion of such assets as a non-cash charge to earnings.

      CPL believes it will also have stranded costs, which are the excess of net book value of generation assets as defined over the market value of those assets. CPL's amount of regulatory assets and stranded costs are subject to a final determination by the Texas Commission in 2004. The Texas Legislation provides that all such finally determined stranded costs will be recovered. Since SWEPCO and WTU are not expected to have net stranded costs, all generation-related non-recoverable net regulatory assets were written off and are reflected on their statements of income as an extraordinary loss in 1999. See ITEM 8. NOTE 16. EXTRAORDINARY ITEMS.


                                      2-23

      CPL, SWEPCO and WTU performed an accounting impairment analysis of generation assets under SFAS No. 121 at September 30, 1999, and concluded there was no impairment of generation assets at that time. An impairment analysis involves estimating future net cash flows arising from the use of an asset. If the net cash flows exceed the net book value of the asset, then there is no impairment of the asset for accounting purposes. CPL, SWEPCO and WTU will continue to review their assets for potential impairment if events or changes in circumstances indicate the carrying cost of an asset may not be recoverable.

      Beginning January 1, 2002, fuel costs will not be subject to Texas Commission fuel reconciliation proceedings. Consequently, CPL, SWEPCO, and WTU will file a final fuel reconciliation with the Texas Commission reconciling fuel costs through the period December 31, 2001. These final fuel balances will be included in each company's true-up proceeding in 2004.

      CPL - Wholesale Customers
      Certain CPL wholesale customers have given notice of their intent to terminate their contracts when they expire in 2001 through 2004. During 1999, these customers represented 3% of CPL's total electric operating revenues.

      PSO Union Negotiations
      In March 1999, PSO and its Local Union 1002 of the IBEW reached an agreement for contract negotiations, which began in July 1996. In December 1996, PSO had implemented portions of its then final proposal after declaring an impasse. The principal issue of disagreement involved PSO's need for flexibility in a deregulated environment. In April 1997, Oklahoma's governor signed into law an electric industry restructuring bill. The law mandates the implementation of retail competition to begin on July 1, 2002. Following the passage of the law, PSO negotiated a new contract with the union. The new contract allows PSO to be in a better position to compete in a deregulated environment. The effective date of the new agreement was April 4, 1999, and it will remain in effect until September 30, 2000. As a result of the agreement, the union agreed to withdraw its opposition to the AEP Merger proceedings.

      In October 1998, PSO received an adverse ruling from a NLRB ALJ on the union's unfair labor practice charge against PSO. The ALJ ruled that PSO did negotiate in good faith but that PSO's position on some issues was too harsh, and therefore the December 1996 implementation of PSO's then final proposal should be rolled back and employees made whole from that date. The ALJ upheld PSO's right to cease collecting union dues through payroll deductions. Additionally, the ALJ ruled that PSO improperly solicited employees to withdraw from the union. In December 1998, PSO appealed the ALJ's ruling to the NLRB. In June 1999, PSO made a settlement offer to the union to resolve the pending charges against PSO. The union rejected this offer and indicated it would wait for a ruling from the NLRB before deciding on further action. Should PSO receive an adverse ruling from the NLRB, PSO will have the option of appealing that decision to a circuit court. At this time, PSO cannot predict the ultimate outcome of the NLRB matter. However, PSO believes that it will not have a material adverse effect on its results of operations or financial condition. The preceding discussion constitutes forward-looking information within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information. See FORWARD-LOOKING INFORMATION.

      WTU Changes in Operations
      On February 22, 2000, WTU announced that as a result of an operational review, the WTU Merchandise Program was being discontinued as of September 30, 2000, since the merchandise program no longer fits WTU's business strategy. Under the merchandise program, WTU sold electric appliances and other items at local offices across the WTU service territory.


                                      2-24

      WTU also announced that as part of the operational review, bill payments and other traditional customer transactions would no longer be accepted at local offices as of September 30, 2000. Due to improvements in technology, WTU offers bill payment service through the Internet as well as other alternative payment programs.

      WTU estimates that 65 employees will be affected by the changes in operations, including 49 merchandise employees. Although WTU has not completed its analysis, the cost of these changes is not expected to have a material adverse effect on WTU's results of operations or financial condition.

      SEEBOARD - Third Party Pension Litigation
      In the U.K., National Grid and National Power PLC have been involved in continuing litigation regarding their use of actuarial surpluses disclosed in the 1992 and 1995 valuations of the electricity industry's occupational pension plan, the ESPS. A High Court decision in favor of the National Grid and National Power PLC was appealed. On February 10, 1999, the U.K. Court of Appeal ruled that the particular arrangements made by these corporations to dispose of part of the surplus were invalid due to procedural defects. This decision was confirmed at a later hearing of the U.K. Court of Appeal held in May 1999. The National Grid has appealed to the House of Lords, the highest court of appeal in the U.K., and a decision is expected in late 2000 or early 2001. The final outcome of this appeal cannot presently be determined.

      SEEBOARD employees are members of the ESPS, and SEEBOARD has made similar use of actuarial surpluses disclosed in the 1992 and 1995 valuations. As a result of subsequent legal clarification of certain issues arising from the hearing held in May 1999, the potential impact of the ruling on SEEBOARD has increased. The amount of the payments cancelled by SEEBOARD in recognition of these surpluses amounts to approximately $78 million, excluding any accrued interest.

      The U.K. Court of Appeal did not order the National Grid or National Power PLC to make payment into the ESPS, and the court indicated that any requirement to make such payments would be harsh since the relevant sections of the ESPS already have a surplus. In the event the court decides a payment by SEEBOARD into the ESPS is necessary, such a payment is likely to create additional pension fund surplus, which SEEBOARD would be able to utilize over the next several years to reduce pension expense.

      Management is unable currently to predict the amount of any payment that it may be required to make to ESPS, but the payment should not have a material adverse affect on CSW's results of operations or financial condition.

      The foregoing discussion constitutes forward-looking information within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information. See FORWARD - LOOKING INFORMATION.


RATES AND REGULATORY MATTERS

U.S. ELECTRIC

      CPL Rate Review - Docket No 14965
      In November 1995, CPL filed with the Texas Commission a request to increase its retail base rates by $71 million. On October 16, 1997, the Texas Commission issued the CPL 1997 Final Order which lowered the annual retail base rates of CPL by approximately $19 million, or 2.5%, from CPL's rate level existing prior to May 1996. The Texas Commission also included a "glide path" rate methodology in the CPL 1997 Final Order pursuant to which CPL's annual

                                      2-25
rates were reduced by $13 million beginning May 1, 1998 with an additional reduction of $13 million on May 1, 1999.

      CPL filed an appeal of the CPL 1997 Final Order to the State District Court of Travis County to raise several issues related to the rate case. The primary issues include: (i) the classification of $800 million of invested capital in STP as ECOM which was also assigned a lower return on equity than non-ECOM property; (ii) the Texas Commission's use of the "glide path" rate reduction methodology applied on May 1, 1998 and May 1, 1999; and (iii) the $18 million of disallowed affiliate expenses from CSW Services. As part of the appeal, CPL sought a temporary injunction to prohibit the Texas Commission from implementing the "glide path" rate reduction methodology. The court denied the temporary injunction and the "glide path" rate reduction was implemented in May 1998 and May 1999. Hearings on the appeal were held during the third quarter of 1998, and a judgment was issued in February 1999 affirming the Texas Commission order, except for a consolidated tax issue in the amount of $6 million, which was remanded to the Texas Commission. CPL filed an appeal of this most recent order to the Third District of Texas Court of Appeals and management is unable to predict how the final resolution of these issues will ultimately affect CSW's and CPL's results of operations and financial condition.

      On May 4, 1999, AEP and CSW announced that they had reached a stipulated agreement with the General Counsel of the Texas Commission and other intervenors in the state of Texas related to the AEP/CSW merger case. The Texas Commission approved the AEP Merger in early November 1999. If the AEP Merger is ultimately consummated, CSW will withdraw its appeal with respect to the "glide path" rate reduction methodology as discussed above as issue "(ii)" but will continue seeking the appeal of issues "(i) and (iii)" as discussed above. See ITEM 8.
NOTE 15. PROPOSED AEP MERGER for a discussion of the stipulated agreement.

      See ITEM 8. NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for information on the CPL 1997 Final Order.

      SWEPCO Louisiana Rate Review
      In December 1997, the Louisiana Commission announced it would review SWEPCO's rates and service. In October 1999, SWEPCO and the staff of the Louisiana Commission reached an Agreement and Stipulation, which was filed on October 14, 1999. The significant provisions of the Agreement and Stipulation are as follows:

- SWEPCO's Louisiana retail jurisdictional revenues were reduced by $11 million, effective with the December 1999 billing cycle;

-     SWEPCO is allowed to earn an 11.1% return on common equity;

- SWEPCO is allowed to recover certain regulatory assets totaling $7.1 million;

- SWEPCO will be subject to a two-year base rate freeze, which includes force majeure provisions; and

- SWEPCO will be allowed to increase depreciation rates for transmission, distribution and generation plant.

      The Louisiana Commission approved the Agreement and Stipulation in November 1999 which was implemented in December 1999.


                                      2-26

      SWEPCO Arkansas Rate Review
      In July 1998, the Arkansas Commission began a review of SWEPCO's earnings. On July 30, 1999, SWEPCO entered into a settlement agreement with the general staff of the Arkansas Commission and the Arkansas Attorney General's Office. The settlement agreement reduces SWEPCO's Arkansas annual revenues by $5.4 million or 3%. Additionally, the stipulation and settlement agreement provides for a 10.75% return on common equity, an increase in depreciation rates, and an agreement by SWEPCO not to seek recovery of generation-related stranded costs.

      On September 23, 1999, the Arkansas Commission issued an order approving the stipulation and settlement agreement. On October 25, 1999, SWEPCO filed compliance rate tariffs with the Arkansas Commission, which are consistent with the Arkansas Commission order. The provisions of the settlement agreement were implemented in December 1999.

      Other
      Reference is made to ITEM 8. NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for information regarding fuel proceedings at CPL, SWEPCO and WTU.


U.K. ELECTRIC

      SEEBOARD Recent Regulatory Actions
      Following the commencement of the phased-in opening of the United Kingdom domestic and small business electricity market to competition, since September 1998, many customers are now able to choose their electricity supplier. SEEBOARD competes for customers in its own area as well as throughout the rest of the United Kingdom. The DGEGS has allowed a significant portion of the system development costs associated with the introduction of competition to be recovered by the regional electricity companies through a charge to all customers over the next five years. The DGEGS has also announced price restraints which set a maximum amount that existing electricity supply companies can charge their domestic and small business customers, taking into account its view of future electricity purchase costs. For SEEBOARD, these price restraints reduced prices in real terms by 6% for the regulatory year ending March 31, 1999, and a further 3% for the following regulatory year ending March 31, 2000.

       Regulatory Price Proposal for SEEBOARD
      On December 2, 1999, OFGEM published its final price proposals from its United Kingdom electricity distribution review. OFGEM has proposed revenue reductions in SEEBOARD's distribution business of 21%. In addition, OFGEM has proposed the reallocation of a further 12% of costs out of SEEBOARD's distribution business into its supply business. These proposals were accepted on December 20, 1999, and will take effect on April 1, 2000, and remain in effect for five years. OFGEM's proposals will reduce net income for SEEBOARD in the year 2000 by approximately $40 million, dependent upon the level of further cost reductions that can be achieved, and by approximately $60 million in 2001. CSW's net income from SEEBOARD U.S.A., its United Kingdom business segment, was $113 million for the twelve months ended December 31, 1999.

      OFGEM's price proposals for SEEBOARD will have a material adverse effect on the future results of operations of SEEBOARD U.S.A. and CSW, but are not be expected to adversely affect the financial condition of CSW.

      OFGEM also published the final price proposals for the electricity supply price review. OFGEM has recommended that the price cap for charges levied to electricity supply domestic and small business customers should be extended for

                                      2-27
two years from April 1, 2000. Overall, these proposals are expected to have a broadly neutral effect on the results of SEEBOARD U.S.A.

      In the fourth quarter of 1999, a rating agency downgraded SEEBOARD's credit rating to BBB+ due to recent U.K. regulatory action.

      The foregoing discussion constitutes forward-looking information within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information. See FORWARD-LOOKING INFORMATION.


OTHER INITIATIVES

      As described in OVERVIEW, a vital part of CSW's future strategy involves initiatives that are outside of the traditional United States electric utility industry due to increasing competition and fundamental changes in this industry. In addition, lower anticipated growth rates in CSW's core United States electric utility business combined with the previously mentioned industry factors have resulted in CSW pursuing other initiatives. These initiatives have taken a variety of forms; however, they are all consistent with the overall plan for CSW to develop a global energy business. CSW has restrictions on the amounts it may invest under the AEP merger agreement. While CSW believes that such initiatives are necessary to maintain its competitiveness and to supplement its growth in the future, the Holding Company Act may impede or delay its ability to successfully pursue such initiatives. (The foregoing statement constitutes a forward-looking statement within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD-LOOKING INFORMATION). See OVERVIEW and RECENT DEVELOPMENTS AND TRENDS.


      DIVERSIFIED ELECTRIC

      CSW Energy
      CSW Energy presently owns interests in seven operating power projects totaling 1,308 MW which are located in Colorado, Florida and Texas. In addition to these projects, CSW Energy has other projects in various stages of development.

      CSW Energy began construction in August 1998 of a 500 MW power plant, known as Frontera, in the Rio Grande Valley, near the city of Mission, Texas. The natural gas-fired facility began simple cycle operation of 330 MW in July
1999 and is scheduled to commence combined cycle operation in early 2000. Pursuant to AEP's and CSW's stipulated agreement with several intervenors in the state of Texas related to the AEP Merger, CSW Energy may sell 250 MW of Frontera upon completion of the merger. See ITEM 7. - MD&A, PROPOSED AEP MERGER and ITEM
8. NOTE 15. PROPOSED AEP MERGER for additional information.

      CSW Energy also has entered into an agreement with Eastman Chemical Company to construct and operate a 440 MW cogeneration facility in Longview, Texas. This facility will be known as the Eastex Cogeneration Project. Construction of the facility began in the fourth quarter of 1999, with expected operation in early 2001. Excess electricity generated by the plant will be sold by CSW Energy in the wholesale electricity market.


                                      2-28

      In October 1999, GE Capital Structured Finance Group purchased 50% of the equity ownership of Sweeny Cogeneration Limited Partnership. CSW Energy's after-tax earnings from the proceeds of the transaction were approximately $33 million and were recorded in the fourth quarter of 1999. The agreement between CSW Energy and GE Capital Structured Finance Group also provides for additional payments to CSW Energy, subject to completion of a planned expansion of the Sweeny cogeneration facility, which may be operational in the fourth quarter of 2000.

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

      CSW International and its 50% partner, Scottish Power plc have entered into a joint venture to construct and operate the South Coast power project, a 400 MW combined cycle gas turbine power station in Shoreham, United Kingdom. CSW International has guaranteed approximately (pound)19 million of the (pound)190 million construction financing. Both the guarantee and the construction financing are denominated in pounds sterling. The U.S. dollar equivalent at December 31, 1999 would be $31 million and $308 million respectively, using a conversion rate of (pound)1.00 equals $1.62. The permanent financing is unconditionally guaranteed by the project. Construction of the project began in March 1999, and commercial operation is expected to begin in late 2000.

      Through November 1999, CSW International had purchased a 36% equity interest in Vale for $80 million. CSW International also extended $100 million of debt convertible into equity in Vale in 1998. In December 1999, CSW International converted $69 million of that $100 million into equity, thereby raising its equity interest in Vale to 44%. CSW International anticipates converting the remaining debt into equity over the next two years.

      In January 1999, amid market instability, the Brazilian government abandoned its policy of pegging the Brazilian Real in a range against the U.S. dollar. This action resulted in a 49% devaluation of the Brazilian currency by the end of December 1999. Vale is unfavorably affected by the devaluation due primarily to the revaluation of foreign denominated debt.

      CSW International has a put option, which, if exercised, requires Vale to purchase CSW International shares at a minimum price equal to the U.S. dollar equivalent of the purchase price for Vale. As a result of the put option arrangement, CSW International's investment carrying amount will not be reduced below the put option value unless there is deemed to be a permanent impairment. Pursuant to this arrangement, CSW International will not recognize its proportionate share of any future earnings until its proportionate share of any losses of Vale is recognized. At December 31, 1999, CSW International had deferred losses, after tax, of approximately $21 million related to its Vale investment. CSW International views its investment in Vale as a long-term investment, which has significant long-term value. Management will continue to closely evaluate the changes in the Brazilian economy and its impact on CSW International's investment in Vale.

      As of December 31, 1999, CSW International had invested $110 million in common stock of a Chilean electric company. The investment is classified as securities available for sale and accounted for by the cost method. Based on the current market value of the shares and the year-end foreign exchange rate, the value of the investment at December 31, 1999 was $62 million. The reduction in

                                      2-29
the carrying value of this investment has been reflected in Other Comprehensive Income in CSW's Consolidated Statements of Stockholders' Equity. Management views its investment in Chile as a long-term investment strategy and believes this investment continues to have significant long-term value and that it is recoverable. Management will continue to closely evaluate the changes in the South American economy and its impact on CSW International's investment in the Chilean electric company.

      In addition to these projects, CSW Energy and CSW International have other projects in various stages of development. CSW, CSW Energy and CSW International have provided letters of credit and guarantees on behalf of CSW Energy and CSW International projects of approximately $62 million, $41 million and $233 million, respectively, as of December 31, 1999.

      The preceding discussion contains forward-looking information within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD-LOOKING INFORMATION.


      ENERGY SERVICES

      C3 Communications
      C3 Communications has two active business units, C3 Networks and C3 Utility Automation. C3 Networks offers wholesale, high capacity, long-haul regional and metropolitan fiber and collocation services to telecommunications carriers and Internet service providers in Texas and Louisiana.

      C3 Networks has approximately 1,500 miles of fiber network in Texas and Louisiana and offers collocation services to carriers and Internet service providers through sites in Dallas, Houston, Austin, San Antonio, Abilene, San Angelo, Corpus Christi, Harlingen, Laredo, and McAllen, Texas and Tulsa, Oklahoma.

      In 1999, C3 Utility Automation launched a new energy information service, PurView(TM). In addition, EnerACT(TM) advisory services was transferred from EnerShop to better align products and marketing. PurView(TM) is a service for collecting meter data and interactively viewing, manipulating and analyzing consumption information over the Internet. EnerACT(TM) is an energy information and advisory service for multi-site building owners and managers.

      C3 Communications believes that electric utility industry restructuring will continue to fuel interest in its energy information services. Evaluation of partnerships and acquisitions will also be a key element of growth for C3 Communications in 2000. The foregoing statement constitutes a forward-looking statement within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD-LOOKING INFORMATION).

      EnerShop
      EnerShop's  two product  lines in 1999 were  performance  contracting  and
EnerACT(TM)   advisory   services  until  August  1999,  when   EnerACT(TM)  was
transferred to C3 Communications to better align products and marketing.

      EnerShop continues to provide energy services to customers in Texas and Louisiana that help reduce customers' operating costs through increased energy efficiencies and improved equipment operations. EnerShop utilizes the skills of local trade allies in offering services that include energy and facility

                                      2-30
analysis, project management, engineering design, equipment procurement and construction and performance monitoring.

      Business Ventures
      The CSW Services' Business Ventures is comprised of companies that pursue energy-related businesses. Projects include providing energy management systems, electric substation automation software and the marketing and distribution of electric bikes and associated accessories under the TotalEV name.

      In late 1997, CSW Energy Services was launched to explore the electric utility industry's emerging retail supply markets as they were deregulated on a state-by-state basis. In January 1999, CSW Energy Services announced that it was ceasing its business as a retail electric supplier and that it would assign its existing electricity supply contracts to other suppliers or terminate them. In the fourth quarter of 1999, the CSW Business Ventures group's investment in an energy-related company that provides staffing services for nuclear power plants was transferred from PSO to CSW Energy Services.


SOUTH TEXAS PROJECT

      CPL owns 25.2% of STP, a two-unit nuclear power plant that is located near Bay City, Texas. Reliant Energy Resources Corporation owns 30.8%, the City of San Antonio owns 28.0%, and the City of Austin owns 16.0% of STP. STP Unit 1 was placed in service in August 1988, and STP Unit 2 was placed in service in June 1989. In November 1997, STPNOC assumed the duties of STP operator. Each of the four STP co-owners are represented on the STPNOC board of directors.

      STP Unit 1 and Unit 2 were removed temporarily from service during 1999 for scheduled refueling and ten-year inspection outages. During 1999, Units 1 and 2 operated at net capacity factors of 88.0% and 89.4%, respectively.

      For additional information regarding STP and the accounting for the decommissioning of STP, see ITEM 8. NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES and ITEM 8. NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS.


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

      The U.S. Electric Operating Companies are subject to various pending claims alleging that they are PRPs under federal or state remedial laws for investigating and cleaning up contaminated property. CSW believes that resolution of these claims, individually or in the aggregate, will not have a material adverse effect on CSW's or any U.S. Electric Operating Company's results of operations or financial condition. Although the reasons for this expectation differ from site to site, factors that are the basis for the expectation for specific sites include the volume and/or type of waste allegedly

                                      2-31
contributed by the U.S. Electric Operating Company, the estimated amount of costs allocated to the U.S. Electric Operating Company and the participation of other parties. (The foregoing statements constitute forward-looking statements within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD-LOOKING INFORMATION). See ITEM 8. NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS and ITEM 8. NOTE 3. COMMITMENTS AND CONTINGENT LIABILITIES for additional discussion regarding environmental matters.

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

      At the Kyoto, Japan Conference on Global Warming held in December 1997, U.S. representatives agreed to a treaty which could require new limitations on "greenhouse gases" from power plants. CSW and the U.S. Electric Operating Companies could be affected if this treaty, in its present form, is approved by the United States Congress. The impact, if any, on CSW or the U.S. Electric Operating Companies cannot be determined because most of the greenhouse gas emission reduction would come from coal generation that would have to be switched to natural gas or retired. During 1999, 50% of the U.S. Electric Operating Companies' MWH generation of which, at December 31, 1999, 33% of its installed generating capacity was coal and lignite.


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

      The U.S. Electric Operating Companies experience commodity price exposures related to the purchase of fuel supplies for the generation of electricity and for the purchase of power and energy from other generation sources. Contracts that provide for the future delivery of these commodities can be considered forward contracts which contain pricing and/or volume terms designed to stabilize the cost of the commodity. Consequently, the U.S. Electric Operating Companies manage their price exposure for the benefit of customers by balancing their commodity purchases through a combination of long-term and short-term or spot market agreements.

      In response to the development of a more competitive electric energy market, CSW has received regulatory approval, which authorizes the U.S. Electric Operating Companies to conduct a pilot program offering power sales agreements at tariffed rates with a fixed fuel cost. To offset the commodity price risk associated with these contracts, CSW has purchased natural gas swaps and futures contracts. These arrangements cover estimated natural gas deliveries beginning in January 2000 and continuing for the remainder of 2000. Natural gas volumes purchased to serve these contracts, for which CSW has secured swap or futures contracts, represents approximately 1% of annual natural gas purchases.


                                      2-32

      Based on year-end contractual commitments, CSW's natural gas futures and swap contracts and electricity forward contracts that are sensitive to changes in commodity prices include fair value of assets of $157,260 and fair value of liabilities of $396,440. These swap and future contracts hedge their related commodity price exposure for 2000. Cash outflows on the swap agreements should be offset by increased margins on electricity sales to customers under tariffed rates with fixed fuel costs. The electricity forward contracts hedge a portion of CSW's energy requirements through February 2000. The average contract price for forward purchases is $30 per MWH and $2.32 per MMbtu. The average price for natural gas futures contracts is $2.47 per MMbtu and $2.37 per MMbtu for swaps.

      SEEBOARD has entered into contracts for differences to reduce exposure to fluctuations in the price of electricity purchased from the United Kingdom's electricity power pool. This pool was established at privatization of the United Kingdom's electric industry for the bulk trading of electricity between generators and suppliers. At December 31, 1999, the gross value of such contracts for differences was approximately 83% of the expected power purchases for 2000.

      CSW has, at times, been exposed to currency and interest rate risks which reflect the floating exchange rate that exists between the U.S. dollar and the British pound. CSW has utilized certain risk management tools to manage adverse changes in exchange rates and to facilitate financing transactions resulting from CSW's acquisition of SEEBOARD. At December 31, 1999, CSW had positions in two cross currency swap contracts. The following table presents information relating to these contracts. The fair value of cross currency swaps reflect third party valuations calculated using proprietary pricing models. Based on these valuations, CSW's position in these cross currency swaps represented an unrealized loss of $41.8 million at December 31, 1999. This unrealized loss is offset by unrealized gains related to the underlying transactions being hedged. CSW expects to hold these contracts to maturity. At current exchange rates, this liability is included in long-term debt on CSW's consolidated balance sheet at a carrying value of approximately $418 million.

                                               Expected          Expected Cash
                                             Cash Inflows          Outflows
Contract                 Maturity Date     (Maturity Value)     (Market Value)
--------------------------------------------------------------------------------
                                                        (millions)
Cross currency swaps    August 1, 2001           $200                $213
Cross currency swaps    August 1, 2006           $200                $229

      For information related to currency risk in South America see OTHER INITIATIVES, DIVERSIFIED ELECTRIC, CSW International and ITEM 8. NOTE 18. SOUTH AMERICAN INVESTMENTS. For information on commodity contracts see ITEM
8. NOTE 7. FINANCIAL INSTRUMENTS.


OTHER MATTERS

      Year 2000
      On a system-wide basis, CSW initiated and implemented a year 2000 project to prepare internal computer systems and applications for the year 2000. These systems and applications include management information systems that support business operations such as customer billing, payroll, inventory and maintenance. Other systems with computer-based controls such as telecommunications, elevators, building environmental management, metering, plant, transmission, distribution and substations were included in this project as well.


                                      2-33

      Cost to Address Year 2000 Issues
      As of December 31, 1999, cost incurred for the year 2000 project amounted to approximately $33 million, including $21 million in 1999. Remaining activities are expected to cost an additional $3 million in the first quarter of 2000.

      In the first quarter of 1999, a software version upgrade to provide contract management features to the materials management information system was deferred until 2000 in order to minimize risk. The financial impact of this deferral was minimal, as minor enhancements to the current design provided an alternative, interim solution for the needed functionality. The deferred system upgrade is now scheduled for implementation in the May to November 2000 time frame. No other planned CSW computer information system projects were affected by the year 2000 project, even though a moratorium was implemented during the month of December 1999 to further minimize risk. Accordingly, no estimate was made for the financial impact of any future projects foregone due to resources allocated to the year 2000 project.

      Contingency Plans
      Contingency plans have been in place in CSW's domestic electric operation for years to address problems resulting from weather. These plans were updated to include year 2000 issues. Contingency planning is engineered into the transmission and distribution systems as it is designed with the capability to bypass failed equipment. A margin of power generation reserve above what is needed is normally maintained. This reserve is a customary operating contingency plan that allows CSW to operate normally even when a power plant unexpectedly quits operating. Backup supplies of fuels are normally maintained at CSW power plants. Natural gas plants have fuel oil as a backup and multiple pipelines provide redundant supplies. At coal plants about 40 to 45 days of extra coal is kept on hand.

      SEEBOARD also has well established contingency plans to address problems resulting from weather. These plans are covered effectively within the distribution and customer service business areas and were updated to include year 2000 scenarios.

      Transition Results to Date
      The results of the readiness activities described in the foregoing have all been positive. The CSW System completed the year 2000 transition without any year 2000 related electric system problems. The business support systems in each of CSW and its subsidiaries also made the transition from 1999 to 2000 without any year 2000 related impact on the operations they support or the customers they serve. CSW continues to closely monitor its electric and business support systems.

      Portions of the preceding discussion contain forward-looking information within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD-LOOKING INFORMATION.

NEW ACCOUNTING STANDARDS

      SFAS No. 133 as amended by SFAS No. 137
      SFAS No. 133 as amended by SFAS No. 137 is effective for fiscal years beginning after June 15, 2000 or January 1, 2001, for calendar year entities. SFAS No. 133 replaces existing pronouncements and practices with a single integrated accounting framework for derivatives and hedging activities and eliminates previous inconsistencies in generally accepted accounting principles. SFAS No. 133 expands the accounting definition of derivatives, which had focused on freestanding contracts (futures, forwards, options and swaps) to include embedded derivatives and many commodity contracts. All derivatives will be reported on the balance sheet either as an asset or liability measured at fair value. Changes in a derivative's fair value will be recognized currently in

                                      2-34
earnings unless specific hedge accounting criteria are met. CSW has established a project team to implement SFAS No. 133. CSW has not yet quantified the effects of adopting SFAS No. 133 on its financial statements, although application of SFAS No. 133 could increase volatility in earnings and other comprehensive income. See NOTE 17. NEW ACCOUNTING STANDARDS.


                                      2-35

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

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1999 AND 1998

      CSW's earnings increased to $455 million in 1999 from $440 million in 1998. CSW's return on average common stock equity was 12.8% in 1999 compared to 12.4% in 1998. The primary reason for the higher earnings and higher return on average common stock equity was the previously planned sale of 50% of CSW's 100% equity ownership interest in a cogeneration partnership. CSW's after-tax earnings recorded in the fourth quarter of 1999 from the proceeds of the transaction were $33 million. Earnings also increased due to the absence in 1999 of a charge for accelerated capital recovery of STP and the absence of asset write-offs at several of CSW's business segments recorded in 1998.

      Partially offsetting the higher earnings was higher operations and maintenance expense at SEEBOARD, CSW Energy and the U.S. Electric Operating Companies. Also partially offsetting the higher earnings was a charge to earnings at CPL, SWEPCO and WTU that was made to reflect the excess earnings provision of the Texas Legislation enacted in 1999. Another factor partially offsetting higher 1999 earnings was the extraordinary loss resulting from legislation enacted in Texas and Arkansas under which the electricity generation portion of CPL's, SWEPCO's and WTU's business in those states no longer meets the criteria to apply SFAS No. 71. See ITEM 7. MD&A - Securitization of
Generation-related Regulatory Assets and Stranded Cost, ITEM 8. NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - Electric Utility Restructuring Legislation and NOTE 16. EXTRAORDINARY ITEMS for additional information.

Operating revenues increased $55 million in 1999 compared to 1998. The revenue variances are shown in the following table.

                             1999 REVENUE VARIANCES
                  Increase (decrease) from prior year, millions

                  U.S. Electric
                       KWH Sales, Weather-Related        $(64)
                       KWH Sales, Growth and Usage         65
                       Fuel Revenue                        37
                       Sales for Resale                    22
                       Other Electric                     (24)
                                                    ------------
                                                           36
                  United Kingdom                          (64)
                  Other Diversified                        83
                                                    ------------
                                                          $55
                                                    ------------

                                      2-36

      U.S. Electric revenues increased $36 million, or 1% in 1999 compared to 1998. Retail U.S. Electric revenues increased due to higher customer usage and growth and higher off-system sales. An increase in fuel revenues due to higher fuel prices and purchased power expense, discussed below, also contributed to the higher revenues. Milder weather in 1999 when compared to the previous year partially offset the increase in revenues. MWH sales decreased 1.5% due primarily to a decrease in sales to the residential customer class as a result of the milder weather.

      United Kingdom revenues decreased $64 million in 1999 compared to 1998 due to lower sales volumes in the business market and the loss of domestic customers following the opening of the electricity market to competition. Also contributing to the decrease in U.K. electric revenues were the absence in revenues in 1999 from SEEBOARD's retail business, which was sold in June 1998, and unfavorable British pound to U.S. dollar exchange rate movements. Other diversified revenues increased $83 million in 1999 compared to 1998 due primarily to increased business activity at CSW Energy.

      During 1999 and 1998, the U.S. Electric Operating Companies generated 86% and 92% of their electric energy requirements, respectively. U.S. Electric fuel expense decreased $14 million in 1999 compared to 1998 due primarily to a $41 million decrease in the recovery of deferred fuel costs that resulted from a significant difference in fuel factors used to recover fuel expense from customers at PSO. The decrease in fuel expense was offset in part by an increase in fuel prices to $1.78 per MMbtu in 1999 from $1.67 per MMbtu in 1998. U.S. Electric purchased power expense increased $46 million, or 41% due primarily to an increase in economy energy purchases.

      United Kingdom cost of sales decreased $71 million in 1999 compared to 1998 due primarily to a lower level of sales of electricity and the absence in 1999 of cost of sales for SEEBOARD's retail business and a lower British pound to U.S. dollar exchange rate compared to 1998.

      Other operating expense increased $27 million in 1999 compared to 1998 due in part to increased expenses at SEEBOARD. Expenses increased at SEEBOARD as a result of additional operating costs from SEEBOARD's Powerlink joint venture to operate and maintain the electricity assets for the London Underground Rail System as well as increased expenses associated with operating in the competitive electricity market in the United Kingdom. CSW Energy's operating expenses also increased as a result of increased business activity at several of its plants. Operating expenses increased at the U.S. Electric Operating Companies due primarily to a settlement with a transmission service provider and increased power plant operating costs. Maintenance expense increased $31 million due primarily to increased expenses associated with the 10-year inspection of STP Unit 1 and 2, higher scheduled maintenance at other CSW System power plants and higher tree trimming expenses.

      Depreciation and amortization expense increased $31 million in 1999 due primarily to accelerated capital cost recovery under the excess earnings provisions of the Texas Legislation, as well as increases in depreciable property.

      Other income and deductions increased to $59 million in 1999 from $42 million in 1998 due primarily to gains from the sale of investments at SEEBOARD and interest income recognized by CSW Energy related to the Sweeny power plant. The gain was offset, in part, by the absence in 1999 of the gain from the sale of investments by C3 Communications in 1998. Long-term interest expense decreased $11 million in 1999 due primarily to the maturity and reacquisition of long-term debt.

      The extraordinary losses resulted from legislation enacted in Arkansas and Texas under which the electricity generation portion of CPL's, SWEPCO's and WTU's business in those states no longer meet the criteria to apply SFAS No. 71.

                                      2-37

These legislative changes resulted in an extraordinary loss at SWEPCO and WTU, which had a cumulative effect of decreasing net income by $8.0 million. These legislative changes also resulted in an extraordinary loss at CPL of $6.0 million associated with a loss on reacquired debt and the discontinuance of SFAS No. 71.See ITEM 7. MD&A - Securitization of Generation-related Regulatory Assets and Stranded Costs.and ITEM 8. NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - Electric Utility Restructuring Legislation, and NOTE 16. EXTRAORDINARY ITEMS for additional information.


COMPARISON OF THE YEARS ENDED DECEMBER 31, 1998 AND 1997

      CSW's earnings increased to $440 million in 1998 from $153 million in 1997. CSW's return on average common stock equity was 12.4% in 1998 compared to 4.2% in 1997. The primary reason for the higher earnings and higher return on average common stock equity was the absence in 1998 of the accrual of $176 million for the one-time United Kingdom windfall profits tax. Hotter than normal summer weather and increased customer growth and usage at the U.S. Electric Operating Companies were also factors in the increase in earnings over 1997. Additionally, the sale of a telecommunications partnership interest in 1998 and a decrease in the United Kingdom corporate tax rate contributed to the earnings increase. The absence of the impact of CSW's final settlement of litigation with El Paso in 1997 contributed to the increase in earnings in 1998 as well. Also contributing to the increase in earnings was the absence in 1998 of the effect of both the PSO 1997 Rate Settlement Agreement and the CPL 1997 Final Order. See
ITEM 8. NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for additional information on the CPL 1997 Final Order and the PSO 1997 Rate Settlement Agreement. See ITEM
8. NOTE 16. EXTRAORDINARY ITEMS for additional information on the windfall profits tax. Partially offsetting the higher earnings was a charge for accelerated capital recovery of STP and asset write-offs at several of CSW's business segments.

Operating revenues increased $214 million in 1998 compared to 1997. The revenue variances are shown in the following table.

                             1998 REVENUE VARIANCES
                 Increase (decrease) from prior year, millions

                 U.S. Electric
                      KWH Sales, Weather-Related           $72
                      KWH Sales, Growth and Usage           53
                      Fuel Revenue                          31
                      Sales for Resale                       6
                      Other Electric                         5
                                                     -----------
                                                           167
                 United Kingdom                           (101)
                 Other Diversified                         148
                                                     -----------
                                                          $214
                                                     -----------

      U.S. Electric revenues increased $167 million, or 5%, in 1998 compared to 1997. Retail MWH sales increased 6% with increases in all customer classes. U.S. Electric revenues increased due primarily to higher MWH sales resulting from hotter than normal summer weather and increased customer usage and growth. An increase in fuel revenues due to an increase in fuel expense, discussed below, also contributed to the higher revenues. United Kingdom revenues decreased $101 million, or 5%, in 1998 compared to 1997 due to the loss of revenues associated with the sale of its retail stores in the second quarter of 1998 and the effect of price control on the supply business. Other diversified revenues increased $148 million in 1998 compared to 1997 due primarily to increased revenues from CSW Energy, CSW Credit and EnerShop.


                                      2-38

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

      Other operating expense increased $48 million in 1998 compared to 1997 due in part to a CSW Energy power plant that went into service in February 1998. The increase in other operating expense was offset in part by the absence in 1998 of the settlement of litigation with El Paso which increased other operating expense $35 million in 1997. Further offsetting the increase in other operating expense in 1998 was the absence of the $12 million impact of the CPL 1997 Final Order and the $4 million impact of the PSO 1997 Rate Settlement Agreement. See
ITEM 8. NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for additional information on the CPL 1997 Final Order and the PSO 1997 Rate Settlement Agreement. Also partially offsetting the increase in other operating expense was reduced pension expense in 1997 resulting from changes made to the pension plan for CSW's domestic employees. See ITEM 8. NOTE 5. BENEFIT PLANS for additional information related to the changes in the pension plan.

      Depreciation and amortization expense increased $24 million, or 5% in 1998 due primarily to accelerated recovery of ECOM property recorded in 1998 related to the CPL 1997 Final Order, a charge for accelerated capital recovery of STP, as well as increases in depreciable property. Income tax expense increased $52 million due primarily to higher pre-tax income.

      Other income and deductions increased to $42 million in 1998 from $32 million in 1997 due primarily to the sale of a telecommunications partnership interest. Long-term interest expense decreased $22 million in 1998 due primarily to the prepayment of a $60 million variable rate bank loan due December 1, 2001; the maturity of $200 million of CPL FMBs on October 1, 1997 and $28 million of CPL FMBs on January 1, 1998; and the redemption of $91 million of FMBs of certain of the U.S. Electric Operating Companies on September 1, 1998. See ITEM
8. NOTE 8. LONG-TERM DEBT for additional information on the redemption of these securities. Short-term debt was used to prepay the variable rate bank loan in two $30 million installments on January 28, 1998 and April 27, 1998. Short-term borrowings and internal cash generation were used to fund the maturities and redemption of the previously mentioned FMBs. Short-term and other interest expense increased $35 million in 1998 when compared to 1997 due primarily to higher levels of short-term borrowings. Distributions on Trust Preferred Securities increased interest and other charges by $10 million in 1998. The Trust Preferred Securities were outstanding for all of 1998, while they were outstanding for only part of 1997. See ITEM 8. NOTE 10. TRUST PREFERRED SECURITIES for additional information on these securities.



                                      2-39

Consolidated Statements of Income
Central and South West Corporation
--------------------------------------------------------------------------------
                                               For the Years Ended December 31,
                                               ---------------------------------
                                                1999       1998     1997
                                               --------   -------  --------
                                           ($ in millions, except share amounts)
Operating Revenues
    U.S. Electric                              $ 3,524    $ 3,488  $ 3,321
    United Kingdom                               1,705      1,769    1,870
    Other diversified                              308        225       77
                                               --------   -------  --------
                                                 5,537      5,482    5,268
                                               --------   -------  --------
Operating Expenses and Taxes
    U.S. Electric fuel                           1,176      1,190    1,177
    U.S. Electric purchased power                  157        111       89
    United Kingdom cost of sales                 1,133      1,204    1,291
    Other operating                              1,056      1,029      981
    Maintenance                                    200        169      152
    Depreciation and amortization                  552        521      497
    Taxes, other than income                       193        189      195
    Income taxes                                   204        203      151
                                               --------    ------- --------
                                                 4,671      4,616    4,533
                                               --------    ------- --------
Operating Income                                   866        866      735
                                               --------    ------- --------

Other Income and Deductions
    Other                                           78         60       26
    Non-operating income taxes                     (19)       (18)       6
                                               --------    ------- --------
                                                    59         42       32
                                               --------    ------- --------
Income Before Interest and Other Charges           925        908      767
                                               --------    ------- --------

Interest and Other Charges
    Interest on long-term debt                     300        311      333
    Distributions on Trust Preferred Securities     27         27       17
    Interest on short-term debt and other          119        121       86
    Preferred dividend requirements of subsidiaries  7          8       12
    Gain (Loss) on reacquired preferred stock        3          1      (10)
                                               --------    ------- --------
                                                   456        468      438
                                               --------    ------- --------

Income before Extraordinary Items                  469       440       329
                                               --------   -------  --------

Extraordinary loss - Discontinuance of SFAS
  No. 71(net of tax of $5)                          (8)       --        --
Extraordinary loss - Loss on Reacquired Debt
  (net of tax of $3)                                (6)       --        --
Extraordinary loss - United Kingdom windfall
  profits tax                                       --        --      (176)
                                               --------   -------  --------

Net Income for Common Stock                      $ 455      $ 440    $ 153
                                               ========    ======= ========

Average Common Shares Outstanding                212.6      212.4    212.1

Basic and Diluted EPS before Extraordinary Items $2.21      $2.07    $1.55
Basic and Diluted EPS from Extraordinary Items   (0.07)        --    (0.83)
                                               --------    ------- --------
Basic and Diluted EPS                            $2.14      $2.07    $0.72
                                               ========    ======= ========

Dividends Paid per Share of Common Stock         $1.74      $1.74    $1.74
                                               ========    ======= ========

  The accompanying notes to consolidated financial statements are an integral part of these statements.


                                      2-40

Consolidated Statements of Stockholders' Equity
Central and South West Corporation
(millions)

                                                                      Accumulated
                                                 Additional              Other
                                        Common    Paid-in   Retained  Comprehensive
                                         Stock    Capital   Earnings   Income(Loss)     Total
                                        --------------------------------------------   -------

Beginning Balance -- January 1, 1997      $740     $1,022    $1,967          $73       $3,802
   Sale of common stock                      3         17        --           --           20
   Common stock dividends                   --         --      (369)          --         (369)
                                                                                       -------
                                                                                        3,453
   Comprehensive Income:
      Foreign currency translation adjustment
        (net of tax of $23)                 --         --        --          (48)         (48)
      Unrealized loss on securities
        (net of tax of $0.3)                --         --        --           (1)          (1)
      Minimum pension liability (net of
         tax of $0.3)                       --         --        --           (1)          (1)
      Net Income                            --         --       153           --          153
                                                                                       -------
         Total comprehensive income                                                       103
                                         ------------------------------------------    -------
Ending Balance -- December 31, 1997       $743     $1,039    $1,751          $23       $3,556
                                         ==========================================    =======

Beginning Balance -- January 1, 1998      $743     $1,039    $1,751          $23       $3,556
   Sale of common stock                      1         10        --           --           11
   Common stock dividends                   --         --      (370)          --         (370)
   Other                                    --         --         2           --            2
                                                                                       -------
                                                                                        3,199

   Comprehensive Income:
      Foreign currency translation
        adjustment (net of tax of $2)        --        --        --            7            7
      Unrealized loss on securities
        (net of tax of $8)                   --        --        --          (14)         (14)
      Adjustment for gain included in net
        income (net of tax $4)               --        --        --           (7)          (7)
      Minimum pension liability (net of
        tax of $0.6)                         --        --        --           (1)          (1)
      Net Income                             --        --       440           --          440
                                                                                       -------
         Total comprehensive income                                                       425

                                         ------------------------------------------    -------
Ending Balance -- December 31, 1998        $744    $1,049    $1,823           $8       $3,624
                                         ==========================================    =======

Beginning Balance -- January 1, 1999       $744    $1,049    $1,823           $8       $3,624
   Sale of common stock                      --         1        --           --            1
   Common stock dividends                    --        --      (370)          --         (370)
   Other                                     --         1        (2)          --           (1)
                                                                                       -------
                                                                                        3,254
   Comprehensive Income:
      Foreign currency translation
        adjustment (net of tax of $15)       --        --        --          (28)         (28)
      Minimum pension liability (net of
        tax of $0.7)                         --        --        --            2            2
      Net Income                             --        --       455           --          455
                                                                                       -------
         Total comprehensive income                                                       429

                                         ------------------------------------------    -------
Ending Balance -- December 31, 1999        $744    $1,051    $1,906         ($18)      $3,683
                                         ==========================================    =======

  The accompanying notes to consolidated financial statements are an integral part of these statements.


2-41

Consolidated Balance Sheets
Central and South West Corporation
------------------------------------------------------------------------
                                                              As of December 31,
                                                            --------------------
                                                              1999       1998
                                                            ---------  ---------
                                                                 (millions)
ASSETS
Fixed Assets
    Electric
        Production                                             $ 5,901   $ 5,887
        Transmission                                             1,663     1,594
        Distribution                                             4,896     4,681
        General                                                  1,437     1,380
        Construction work in progress                              205       166
        Nuclear fuel                                               227       207
                                                               -------   -------
                                                                14,329    13,915
    Other diversified                                              353       333
                                                               -------   -------
                                                                14,682    14,248
  Less - Accumulated depreciation and amortization               6,008     5,652
                                                               -------   -------
                                                                 8,674     8,596
                                                               -------   -------
Current Assets
    Cash and temporary cash investments                            270       157
    Special deposits for reacquisition of long-term debt            50        --
    Accounts receivable                                          1,140     1,110
    Materials and supplies, at average cost                        149       191
    Electric utility fuel inventory                                129        90
    Under-recovered fuel costs                                      52         4
    Notes receivable                                                53       109
    Prepayments and other                                           84        90
                                                               -------   -------
                                                                 1,927     1,751
                                                               -------   -------
Deferred Charges and Other Assets
    Regulatory assets                                              219     1,113
    Regulatory assets designated for securitization                953        --
    Other non-utility investments                                  454       432
    Securities available for sale                                   62        66
    Benefit costs                                                  202       185
    Goodwill                                                     1,330     1,402
    Other                                                          341       352
                                                               -------   -------
                                                                 3,561     3,550
                                                               -------   -------
                                                               $14,162   $13,897
                                                               =======   =======






  The accompanying notes to consolidated financial statements are an integral part of these statements.


2-42

Consolidated Balance Sheets
Central and South West Corporation
---------------------------------------------------------------------------
                                                       As of December 31,
                                                     ----------------------
                                                      1999          1998
                                                     --------      --------
CAPITALIZATION AND LIABILITIES                             (millions)
Capitalization
    Common stock:   $3.50 par value
        Authorized shares:   350.0 million shares
        Issued and outstanding: 212.6 million shares
          in 1999 and 212.6 million shares in 1998     $ 744         $ 744
    Paid-in capital                                    1,051         1,049
    Retained earnings                                  1,906         1,823
    Accumulated other comprehensive income               (18)            8
                                                     --------      --------
                                                       3,683  47%    3,624  45%
                                                     ------------- -------------

    Preferred Stock                                       18  --%      176   2%
    Certain Subsidiary-obligated, mandatorily redeemable
       preferred securities of subsidiary trusts holding
       solely Junior Subordinated Debentures of such
       Subsidiaries                                      335   4%      335   4%
    Long-term debt                                     3,821  49%    3,938  49%
                                                     ------------- -------------
          Total Capitalization                         7,857 100%    8,073 100%
                                                     ------------- -------------

Current Liabilities
    Long-term debt due within twelve months              256           169
    Short-term debt                                    1,346           811
    Short-term debt - CSW Credit                         754           749
    Loan notes                                            24            32
    Accounts payable                                     581           624
    Accrued taxes                                        187           190
    Accrued interest                                      64            84
    Other                                                175           218
                                                     --------      --------
                                                       3,387         2,877
                                                     --------      --------
Deferred Credits
    Accumulated deferred income taxes                  2,431         2,410
    Investment tax credits                               254           267
    Other                                                233           270
                                                     --------      --------
                                                       2,918         2,947
                                                     --------      --------
                                                     $14,162       $13,897
                                                     ========      ========








  The accompanying notes to consolidated financial statements are an integral part of these statements.

2-43

Consolidated Statements of Cash Flows
Central and South West Corporation
--------------------------------------------------------------------------------
                                                For the Years Ended December 31,
                                                --------------------------------
                                                  1999        1998         1997
                                                 --------    ------      -------
                                                          (millions)
OPERATING ACTIVITIES
    Net income for common stock                  $ 455       $ 440       $ 153
    Non-cash Items and Adjustments
        Depreciation and amortization              580         552         529
        Deferred income taxes and investment
         tax credit                                 24         (56)        110
        Preferred stock dividends                    7           8          12
        Gain on reacquired preferred stock           3           1         (10)
        Charges for investments and assets          --          39          53
        Extraordinary loss - Discontinuance of
          SFAS No. 71                                8          --          --
        Extraordinary loss - Loss on Reacquired
          Debt                                       6          --          --
        Gain on sale of investments                (35)        (13)         --
    Changes in Assets and Liabilities
        Accounts receivable                        (49)       (187)       (140)
        Accounts payable                           (19)         69          59
        Accrued taxes                               --          20        (153)
        Fuel recovery                              (75)        109         (37)
        Fuel inventory                             (38)        (25)         37
        Other                                      (64)        (15)        113
                                                  -----       -----       -----
                                                   803         942         726
                                                  -----       -----       -----
INVESTING ACTIVITIES
    Construction expenditures                     (639)       (492)       (507)
    Disposition of plant                            (1)         (5)          6
    CSW Energy/CSW International projects         (182)       (184)       (382)
    Cash proceeds from sale of investments          80          56          --
    Other                                          (16)        (10)        (21)
                                                  -----       -----       -----
                                                  (758)       (635)       (904)
                                                  -----       -----       -----
FINANCING ACTIVITIES
    Common stock sold                                1          11          20
    Proceeds from issuance of long-term debt       500         154          --
    Reacquisition/Maturity of long-term debt      (342)       (182)       (253)
    Redemption of preferred stock                 (160)        (28)       (114)
    Trust Preferred Securites sold                  --          --         323
    Special deposits for reacquisitions of
      long-term debt                               (50)         --          --
    Other financing activities                     (41)         (4)         (3)
    Change in short-term debt                      541         202         414
    Payment of dividends                          (378)       (378)       (383)
                                                  -----       -----       -----
                                                    71        (225)          4
                                                  -----       -----       -----

Effect of exchange rate changes on cash and cash
   equivalents                                      (3)         --          (5)
                                                  -----       -----       -----

Net Change in Cash and Cash Equivalents            113          82        (179)
Cash and Cash Equivalents at Beginning of Year     157          75         254
                                                  -----       -----       -----
Cash and Cash Equivalents at End of Year         $ 270       $ 157       $  75
                                                  =====       =====       =====

SUPPLEMENTARY INFORMATION
    Interest paid less amounts capitalized       $ 466       $ 446       $ 413
                                                  =====       =====       =====
    Income taxes paid                            $ 175       $ 258       $ 412
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

      The principal business of the U.S. Electric Operating Companies is the generation, transmission, and distribution of electric power and energy. These companies are subject to regulation by the FERC under the Federal Power Act and follow the Uniform System of Accounts prescribed by the FERC. They are subject to further regulation with regard to rates and other matters by state regulatory commissions as follows: CPL and WTU are subject to the Texas Commission; PSO is subject to the Oklahoma Commission; and SWEPCO is subject to the Arkansas, Louisiana, Oklahoma and Texas Commissions.

      The principal business of SEEBOARD is the distribution and supply of electricity and gas in South East England. SEEBOARD is subject to rate regulation by the DGEGS.

      In addition to electric utility operations, CSW has subsidiaries involved in a variety of business activities. CSW Energy and CSW International pursue cogeneration and other energy-related ventures. CSW Credit factors the accounts receivable of affiliated and non-affiliated companies. C3 Communications pursues telecommunications projects. CSW Leasing has investments in leveraged leases. EnerShop offers energy-management services. CSW Energy Services pursued retail energy markets outside of CSW's traditional service territory, until these activities were discontinued in early 1999. In the fourth quarter of 1999, CSW Energy Services began operating a staffing services company for electric utility nuclear power plants, which was previously a PSO investment.

      The more significant accounting policies of the CSW System are summarized below.

      Principles of Consolidation
      The consolidated financial statements include the accounts of CSW and its subsidiary companies. The consolidated financial statements for CPL, PSO and SWEPCO include their respective capital trusts. All significant intercompany transactions have been eliminated.

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

      Fixed Assets and Depreciation
      U.S.   Electric   fixed  assets  are  stated  at  the  original   cost  of
construction, which includes the cost of contracted services, direct labor, materials, overhead items and allowances for borrowed and equity funds used during construction. SEEBOARD's fixed assets are stated at their original fair

                                      2-45
market value which existed on the date of acquisition plus the original cost of property acquired or constructed since the acquisition, less disposals.

      Provisions for depreciation of plant are computed using the straight-line method, generally at individual rates applied to the various classes of depreciable property. The annual average consolidated composite rates of the Registrants are presented in the following table.

                         CSW       CPL       PSO     SWEPCO      WTU
                      --------------------------------------------------
           1999         3.3%      3.1%      3.1%      3.3%      3.3%
           1998         3.4%      3.0%      3.1%      3.3%      3.2%
           1997         3.4%      3.0%      3.3%      3.2%      3.3%

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

      CPL estimates its portion of the costs of decommissioning STP to be $289 million in 1999 dollars based on a study completed in 1999. CPL is accruing and recovering these decommissioning costs through rates based on the service life of STP at a rate of $8.2 million per year. The funds are deposited with a trustee under the terms of an irrevocable trust and are reflected in CPL's consolidated balance sheets as Nuclear decommissioning trust, with a corresponding amount accrued in Accumulated depreciation. On CSW's consolidated balance sheets, the irrevocable trust is included in Deferred Charges and Other Assets, Other, with a corresponding amount accrued in Accumulated depreciation. In CSW's and CPL's consolidated statements of income, the income related to the irrevocable trust is recorded in Other Income and Deductions, Other. In CPL's consolidated statements of income, the interest expense related to the irrevocable trust is recorded in Interest Charges, Interest on short-term debt and other. In CSW's consolidated statements of income the interest expense related to the irrevocable trust is recorded in Interest and Other Charges, Interest on short-term debt and other. At December 31, 1999, the nuclear trust balance was $86.1 million.

      Electric Revenues and Fuel
      The U.S. Electric Operating Companies record revenues based upon cycle-billings. Electric service provided subsequent to billing dates through the end of each calendar month are accrued for by estimating unbilled revenues in accordance with industry standards.

      CPL, SWEPCO and WTU recover retail fuel costs in Texas as a fixed component of rates whereby over-recoveries of fuel are payable to customers and under-recoveries may be billed to customers after Texas Commission approval. The cost of fuel is charged to expense as incurred, with resulting fuel over-recoveries and under-recoveries recorded as regulatory liabilities and assets. PSO recovers fuel costs in Oklahoma through service level fuel cost adjustment factors, and SWEPCO recovers fuel costs in Arkansas and Louisiana through automatic fuel recovery mechanisms. The application of these mechanisms varies by jurisdiction. See ITEM 1. BUSINESS, FUEL RECOVERY - U.S. Electric and
ITEM 8. NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS, for further information about fuel recovery.


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

      Accounts Receivable
      CSW Credit purchases, without recourse, the billed and unbilled accounts receivable of the U.S. Electric Operating Companies and certain non-affiliated public utility companies.

      Regulatory Assets and Liabilities
      For their regulated activities, the U.S. Electric Operating Companies follow SFAS No. 71, which defines the criteria for establishing regulatory assets and regulatory liabilities. See ITEM 8. NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - Electric Utility Restructuring Legislation for a discussion of the continued application of SFAS No. 71 to the Texas Electric Operating Companies. Regulatory assets represent probable future revenue to the company associated with certain costs, which will be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future refunds to customers. The regulatory assets are currently being recovered in rates or are probable of being recovered in rates. The unamortized balances are included in the table below.

                               CSW       CPL(1)        PSO       SWEPCO      WTU
                             --------  ----------------------------------------------
                            (millions)                (thousands)

As of December 31, 1999
   Regulatory Assets
     Deferred plant costs      $491    $482,447        $--        $--      $8,354(4)
     Mirror CWIP asset          257     256,595         --         --          --
     Income tax related
       regulatory assets, net   318     356,370         --      7,128          --
     Deferred restructuring
       and rate case costs       22       8,451(2)      --      7,383       6,530(4)
     OPEBs                        2          --      1,838         --          --
     Under-recovered fuel costs  52      30,911      6,469(3)      --      14,652
     Loss on reacquired debt    133      78,334     14,880     25,539      14,700
     Fuel settlement              7          --         --      7,130(5)       --
     Other                       11      11,110         --         --         162
                             --------  ---------    -------    -------    -------
                             $1,293  $1,224,218    $23,187    $47,180     $44,398
                             ========  =========    =======    =======    =======
   Regulatory Liabilities
     Refunds due customers      $15        $(55)       $--     $9,367     $6,000
     Income tax related
      regulatory liabilities,
      net                        --          --     32,826         --     13,057

                             --------  ----------------------------------------------
                                $15        $(55)   $32,826     $9,367    $19,057
                             ========  ==============================================

      Note: The footnote references to the table above are found on the following page.


                                      2-47

                               CSW       CPL         PSO       SWEPCO      WTU
                             --------  ----------------------------------------------
                             (millions)                (thousands)

As of December 31, 1998
   Regulatory Assets
     Deferred plant costs      $497    $482,447        $--        $--    $14,910(4)
     Mirror CWIP asset          257     256,702         --         --         --
     Income tax related
      regulatory assets, net    308     360,482         --         --         --
     Deferred restructuring
      and rate case costs        26      16,236(2)      --         --      9,765(4)
     OPEBs                        2          --      2,333         --         --
     Under-recovered fuel costs   4          --         --         --      3,980

     Loss on reacquired debt    153      78,944     15,943     36,803     21,307
     Fuel settlement             14          --         --     13,746(5)      --
     Other                       10       9,159         --         --      1,196
                             --------  ----------------------------------------------
                             $1,271  $1,203,970    $18,276   $ 50,549    $51,158
                             ========  ==============================================
   Regulatory Liabilities
     Refunds due customers      $22      $ (498)   $15,240(3)  $7,239      $(329)
     Income tax related
      regulatory liabilities,
      net                        --          --     35,818      4,931     12,088
                             --------  ----------------------------------------------
                                $22       $(498)   $51,058    $12,170    $11,759
                             ========  ==============================================

   (1)See discussion of Securitization in ITEM 8. NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS.
   (2)Earning no return, amortized by the end of 2000.
   (3)Earning no return, amortized over twelve-month period, recalculated twice each year.
   (4)Earning no return, amortized through 2001.
   (5)Earning no return, amortized by the end of 2006.

      Under provisions of the Texas Legislation, CPL filed an application with the Texas Commission to securitize generation-related regulatory assets. Management believes the unamortized regulatory asset amounts at December 31, 1999 will either be recovered through: (1) regulated rates; (2) stranded cost recovery; or (3) FERC jurisdictional rates. The legislation provides for securitization of 100% of regulatory assets and 75% of ECOM. Regulatory assets in the amount of $763.7 million have been approved for securitization by the Texas Commission, and a draft order has been prepared in this case. The Texas Commission has indicated that it expects to issue a final order in late March 2000. The settlement also calls for $290 million of the amount originally requested to be included in the calculation of stranded costs in CPL's March 2000 transmission and distribution cost filing. The securitization amount was reduced by $186 million from the amount originally requested to reflect customer benefits associated with accumulated deferred income taxes. CPL previously had proposed to flow these benefits back to customers over the 14-year bond term. See ITEM 7. MD&A Securitization of Generation-related Regulatory Assets and Stranded Costs and ITEM 8. NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - Electric Utility Restructuring Legislation for a discussion of CPL's securitization application and the Texas Legislation.

      Discontinuance of SFAS No. 71
      Application of SFAS No. 71 was discontinued in 1999 for CPL's and WTU's generation business in Texas and SWEPCO's generation business in Arkansas and Texas resulting from legislation passed in those states. See ITEM 7. MD&A - Securitization of Generation-related Regulatory Assets and Stranded Costs and
ITEM 8. NOTE 2. LITIGATION AND REGULATORY PROCEDURES - Electric Utility Restructuring Legislation for additional information. The following table summarizes the net assets included in Electric Utility Plant related to each company's generation plant for which the application of SFAS No. 71 was discontinued, compared to total assets at December 31, 1999.


                                      2-48

                        Generation Net Assets
          Company             For Which            Total Assets
                           SFAS No. 71 Was
                             Discontinued
      ------------------------------------------------------------
                              (millions)
      CPL                      $1,872                $4,848
      SWEPCO                      226                 2,108
      WTU                         168                   861

      Goodwill Resulting from SEEBOARD Acquisition
      The acquisition of SEEBOARD was accounted for as a purchase combination. The purchase price has been allocated and is reflected in the consolidated financial statements. The goodwill, resulting from the SEEBOARD acquisition, is being amortized on a straight-line basis over 40 years. The unamortized balance of the SEEBOARD goodwill at December 31, 1999 was $1.3 billion. CSW continually evaluates whether circumstances have occurred that indicates the remaining useful life of goodwill warrants revision.

      Long-Term Contract
      In a joint venture, SEEBOARD Powerlink won a 30-year, $1.6 billion contract to operate, maintain, finance and renew the high-voltage power distribution network of the London Underground. Revenues from this contract are recognized under the percentage of completion method in line with progress on defined contract segments.

      Foreign Currency Translation
      The financial statements of SEEBOARD U.S.A., which are included in CSW's consolidated financial statements, have been translated from British pounds to U.S. dollars in accordance with SFAS No. 52. All asset and liability accounts are translated at the exchange rate at the end of the period, and all income statement items are translated at the weighted average exchange rate for the applicable period. All the resulting translation adjustments are recorded directly to "Accumulated other comprehensive income" on CSW's Consolidated Balance Sheets. Cash flow statement items are translated at a combination of average, historical and current exchange rates. The non-cash impact of the changes in exchange rates on cash and cash equivalents, resulting from the translation of items at the different exchange rates, is shown on CSW's Consolidated Statements of Cash Flows in "Effect of exchange rate changes on cash and cash equivalents."

      One British pound equals the following U.S. dollar amounts:

                                                1999        1998         1997
                                             ---------   ----------  -----------
      At December 31                           $1.62        $1.66       $1.65

      Weighted average for the
      2 months ended December 31               $1.62        $1.66       $1.58


      See ITEM 8. NOTE 18. SOUTH AMERICAN INVESTMENTS for information regarding CSW's investments in Brazil and Chile.

      Cash Equivalents
      Cash equivalents are considered to be highly liquid instruments with a maturity of three months or less. Accordingly, temporary cash investments and advances to affiliates are considered cash equivalents.

                                      2-49

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

      CSW accounts for these transactions as hedge transactions and any gains or losses associated with the risk management tools are recognized in the financial statements at the time the hedge transactions are settled. CSW believes its credit risk in these contracts is negligible. See ITEM 7. MD&A, RISK MANAGEMENT, ITEM 8. NOTE 7. FINANCIAL INSTRUMENTS; NOTE 17. NEW ACCOUNTING STANDARDS and ITEM 8. NOTE 18. SOUTH AMERICAN INVESTMENTS for additional information.

      Securities Available for Sale
      CSW accounts for its investments in equity securities in accordance with SFAS No. 115. The investments have been designated as available for sale, and as a result are stated at fair value. Unrealized holding gains and losses, net of related taxes, are included in Accumulated other comprehensive income on CSW's Consolidated Balance Sheets. Information related to these securities available for sale as of December 31, 1999 is presented in the following table.

                                  Original     Unrealized Holding
                                   Cost         Gains / (Losses)      Fair Value
                 ---------------------------------------------------------------
                                                  (millions)

  Securities available for sale    $110             $(48)                $62

      As of December 31, 1999, CSW International has invested $110 million in stock of a Chilean electric company. The investment is classified as securities available for sale and accounted for by the cost method. Based on the year-end market value of the shares and foreign exchange rates, the value of the investment at December 31, 1999 is $62 million. The reduction in the carrying value of this investment has been reflected in Accumulated other comprehensive income in CSW's Consolidated Balance Sheets. Management views its investment in Chile as a long-term investment strategy and believes this investment continues to have significant long-term value and that it is recoverable. Management will continue to closely evaluate the changes in the South American economy and its impact on CSW International's investment in the Chilean electric company. See
ITEM 8. NOTE 18. SOUTH AMERICAN INVESTMENTS.

      Inventory
      CPL, PSO and WTU utilize the LIFO method for the valuation of all fossil fuel inventories. SWEPCO continues to utilize the weighted average cost method pending approval of the Arkansas Commission to utilize the LIFO method. At December 31, 1999, none of the U.S. Electric Operating Companies had LIFO reserves. LIFO reserves are the excess of the inventory replacement cost over the carrying amount on the balance sheet.

                                      2-50

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

      Components of Other Comprehensive Income
      The following table provides the components that comprise the balance sheet amount in Accumulated other comprehensive income.

                      Components                1999     1998     1997
         ----------------------------------------------------------------
                                                      (millions)

         Foreign Currency Adjustments             $6      $34      $27
         Unrealized Losses on Securities         (20)     (20)       1
         Minimum Pension Liability                (4)      (6)      (5)
                                              ---------------------------
                                                $(18)      $8      $23
                                              ---------------------------

      Segment Reporting
      CSW has adopted SFAS No. 131, which requires disclosure of select financial information by business segment as viewed by the chief operating decision-maker. See ITEM 8. NOTE 14. BUSINESS SEGMENTS.

      Reclassification
      Certain financial statement items for prior years have been reclassified to conform to the 1999 presentation.


2.    LITIGATION AND REGULATORY PROCEEDINGS

      Litigation Related to the Rights Plan and AEP Merger
      Two lawsuits were filed in Delaware state court seeking to enjoin the AEP Merger. CSW and each of its directors were named as defendants in both cases. The first suit alleged that the Rights Plan, approved by the CSW Board of Directors on September 27, 1997, constituted a "poison pill" precluding acquisition offers and resulting in a heightened fiduciary duty on the part of the CSW Board of Directors to pursue an auction-type sales process to obtain the best value for CSW stockholders. The second suit alleged that the AEP Merger was unfair to CSW stockholders in that it did not recognize the underlying intrinsic value of CSW's assets and its future profitability. Both suits were dismissed in 1999.

      Electric  Utility  Restructuring   Legislation
      On  June  18,  1999,  legislation  was  signed into law in Texas that will
restructure  the  electric  utility industry in the state.   The new law,  among
other things,

- gives Texas customers of investor-owned utilities the opportunity to choose their electric provider beginning January 1, 2002;

- provides for the recovery of stranded costs, which are defined as the excess of net book value of generation assets over the defined market value of those assets;


                                      2-51

-   requires reductions in nitrogen oxide and sulfur dioxide emissions;

- provides a rate freeze until January 1, 2002 followed by a 6% rate reduction for residential and small commercial customers, an additional rate reduction for low-income customers and a number of customer protections; and

- sets certain limits on capacity owned and controlled by power generation companies.

      Rural electric cooperatives and municipal electric systems can choose whether to participate in retail competition. Delivery of the electricity at regulated prices will continue to be the responsibility of the local electric transmission and distribution utility company. Each utility must unbundle its business activities into a retail electric provider, a power generation company and a transmission and distribution utility.

      CPL, SWEPCO and WTU filed their business separation or "unbundling" plans with the Texas Commission on January 10, 2000. The filing gives an overview of how the Texas Electric Operating Companies could separate into three separate companies to meet the requirements of the Texas Legislation. Specifically, the filing describes the financial aspects of separating the companies, lists the functions each of the new business entities will perform, describes how the companies will physically separate their operations, discusses the accounting aspects, describes how the companies will handle competitive energy services, and introduces interim and permanent codes of conduct. The main issues the Texas Commission will determine in this case are whether CSW's proposed business separation method and the proposed code of conduct are in compliance with the Texas Legislation. Other separation issues will be presented in a March 31, 2000 cost unbundling filing. CPL, SWEPCO and WTU expect an order from the Texas Commission on this case in the second quarter of 2000.

      During 1999, legislation was also enacted in Arkansas that will ultimately restructure the electric utility industry in that state. SWEPCO will file a business unbundling plan in Arkansas in mid-2000.

      The financial statements of the U.S. Electric Operating Companies have historically reflected the effects of applying the requirements of SFAS No. 71. Pursuant to those requirements, the U.S. Electric Operating Companies have recorded regulatory assets and liabilities (probable future revenues and refunds) to reflect the economic effect of cost-based regulation. When a company determines that its operations or a segment of its operations no longer meets the criteria for applying SFAS No. 71, it is required to apply the requirements of SFAS No. 101. Pursuant to those requirements and further guidance provided in EITF 97-4, a company is required to write-off regulatory assets and liabilities related to deregulated operations, unless recovery of such amounts is provided through rates to be collected in a continuing regulated portion of the company's operations. Additionally, it is required to determine if any plant assets are impaired under SFAS No. 121.

      As a result of the scheduled deregulation of generation in Texas and Arkansas, CSW concluded that it should discontinue the application of SFAS No. 71 for the Texas generation portion of the business for CPL and WTU and the Texas and Arkansas jurisdictional portions of the generation business for SWEPCO. Consequently, WTU recorded an extraordinary charge to earnings of $5.5 million and SWEPCO recorded an extraordinary charge to earnings of $3.0 million to reflect the effects of discontinuing the application of SFAS No. 71 and to write-off net regulatory assets that are not probable of recovery.

      The discontinuance of SFAS No. 71 for CPL did not result in a net charge to earnings as such net regulatory assets, pursuant to the legislation, are expected to be recovered from transmission and distribution customers through rates that will continue to be regulated.


                                      2-52

      Electric utilities who have stranded costs under the Texas Legislation are allowed to recover generation-related regulatory assets that otherwise may not be recoverable in the future competitive market. All or a majority of those costs can be refinanced through securitization, which is a financing structure designed to provide lower financing costs than is available through the conventional utility cost of capital model. The securitized amounts are then recovered through a non-bypassable wires charge. On October 18, 1999, CPL filed an application with the Texas Commission to securitize approximately $1.27 billion of its retail generation-related regulatory assets and approximately $47 million in other qualified costs. CPL expects to issue the securitization bonds in 2000, depending on market conditions and the timing of an order from the Texas Commission. Hearings were held in December 1999. CPL reached settlement agreements which resolved all issues except the role of the Texas Commission's financial advisor.

      On Feburary 10, 2000, the Texas Commission tentatively approved a settlement, which will permit CPL to securitize approximately $764 million of regulatory assets. The Texas Commission is expected to grant final approval by March 27, 2000. The settlement calls for CPL to reduce its proposed amount to be securitized from $1.27 billion to approximately $764 million of regulatory assets plus an estimated $29 million of other qualified costs. The settlement also calls for $290 million of the amount originally requested to be included in the calculation of stranded costs in CPL's March 2000 transmission and distribution cost filing. This filing will establish stranded costs, of which 75% can be securitized and 25% can be recovered through a competitive transition charge. The securitization amount was reduced by $186 million from the amount originally requested to reflect customer benefits associated with accumulated deferred income taxes. CPL previously had proposed to flow these benefits back to customers over the 14-year bond term. A second phase of securitization could occur when the Texas Commission makes a preliminary determination of stranded costs, currently expected to occur in the first half of 2001. A non-bypassable charge will be used to recover additional unsecuritized stranded cost amounts.

      Under the provisions of EITF 97-4, CPL's generation-related net regulatory assets were transferred to the transmission and distribution portion of the business and will be amortized as they are recovered through charges to customers. Management currently believes all generation-related regulatory assets for CPL will be recovered as provided under Texas Legislation. If future events were to occur that made the recovery of these assets no longer probable, CPL would write-off any non-recoverable portion of such assets as a non-cash charge to earnings.

      The discontinuance of SFAS No. 71 for CPL's and WTU's Texas generation business and SWEPCO's Texas and Arkansas generation business requires that these businesses no longer defer costs or recognize liabilities strictly resulting from the actions of a regulator. For example, operations and maintenance expenditures will be expensed as incurred regardless of regulatory treatment. In addition, the equity component of allowance for funds used during construction can no longer be accrued for generation-related capital projects. Instead, the businesses will be required to follow the interest capitalization rules in SFAS No. 34. SFAS No. 71 also allowed for the deferral of the loss on any reacquired debt. In December 1999, CPL incurred a loss totaling approximately $8.5 million that was expensed as an extraordinary item, since CPL is no longer able to apply the provisions of SFAS No. 71 to its Texas generation-related operations.

      CPL's amount of regulatory assets and stranded costs are subject to a final determination by the Texas Commission in 2004. The Texas Legislation provides that all such finally determined stranded costs will be recovered. Since SWEPCO and WTU are not expected to have net stranded costs, all generation-related non-recoverable net regulatory assets were written off and reflected on the statement of income as an extraordinary loss. See ITEM 8. NOTE
16. EXTRAORDINARY ITEMS.


                                      2-53

      Additionally, CPL, SWEPCO and WTU performed an accounting impairment analysis of generation assets under SFAS No. 121 and concluded there was no impairment of generation assets at that time. An impairment analysis involves estimating future net cash flows arising from the use of an asset. If the net cash flows exceed the net book value of the asset, then there is no impairment of the asset for accounting purposes. CPL, SWEPCO and WTU will continue to review their assets for potential impairment if events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

      The Texas Legislation also provides that each year during the 1999 through 2001 rate freeze period, utilities with stranded costs are required to apply any earnings in excess of the most recently approved cost of capital in a company's last rate case (if issued on or after January 1, 1992) to reduce stranded costs. As a result, CPL recorded a net charge to earnings of $12.0 million for 1999 to reflect the impact of this provision. Utilities without stranded costs must either flow such amounts back to customers or make capital expenditures, at no charge to customers, to improve transmission or distribution facilities or to improve air quality. As a result, WTU recorded a net charge to 1999 earnings of $3.9 million and SWEPCO recorded a net charge of $4.2 million to 1999 earnings from the effect of the excess earnings under the Texas Legislation. The charges were based on estimates for the current year and are subject to final determination by the Texas Commission.

      Beginning January 1, 2002, fuel costs will not be subject to Texas Commission fuel reconciliation proceedings. Consequently, CPL, SWEPCO, and WTU will file a final fuel reconciliation with the Texas Commission reconciling fuel costs through the period December 31, 2001. These final fuel balances will be included in each company's true-up proceeding in 2004.

      CSW continues to analyze the impact of the electric utility industry restructuring legislation on the U.S. Electric Operating Companies. The Texas Commission has established numerous task forces, including representatives from CPL, SWEPCO and WTU, to address various issues associated with the Texas Legislation and to provide guidance regarding implementation of restructuring.

      As previously discussed, as a result of the Texas Legislation, CPL filed its application for securitization on October 18, 1999 with the Texas Commission. CPL, SWEPCO and WTU filed business separation plans with the Texas Commission on January 10, 2000, and will file excess earnings reports and cost unbundling plans in March 2000 and CPL will file its ECOM report in March 2000.

      Also see ITEM 7. MD&A - RECENT DEVELOPMENTS AND TRENDS, Electric Utility Restructuring Legislation for a discussion on restructuring legislation.

      CPL Rate Review - Docket No. 14965
      In November 1995, CPL filed with the Texas Commission a request to increase its retail base rates by $71 million. On October 16, 1997, the Texas Commission issued the CPL 1997 Final Order which lowered the annual retail base rates of CPL by approximately $19 million, or 2.5%, from CPL's rate level existing prior to May 1996. The Texas Commission also included a "glide path" rate methodology in the CPL 1997 Final Order pursuant to which CPL's annual rates were reduced by $13 million beginning May 1, 1998 with an additional reduction of $13 million on May 1, 1999.

      CPL filed an appeal of the CPL 1997 Final Order to the State District Court of Travis County to raise several issues related to the rate case. The primary issues include: (i) the classification of $800 million of invested capital in STP as ECOM which was also assigned a lower return on equity than non-ECOM property; (ii) the Texas Commission's use of the "glide path" rate

                                      2-54
reduction methodology applied on May 1, 1998 and 1999; and (iii) the $18 million of disallowed affiliate expenses from CSW Services. As part of the appeal, CPL sought a temporary injunction to prohibit the Texas Commission from implementing the "glide path" rate reduction methodology. The court denied the temporary injunction and the "glide path" rate reduction was implemented in May 1998 and May 1999. Hearings on the appeal were held during the third quarter of 1998, and a judgment was issued in February 1999 affirming the Texas Commission order, except for a consolidated tax issue in the amount of $6 million, which was remanded to the Texas Commission.

      CPL filed an appeal of this most recent order to the Third District of Texas Court of Appeals and management is unable to predict how the final resolution of these issues will ultimately affect CSW's and CPL's results of operations and financial condition. On May 4, 1999, AEP and CSW announced that they had reached a stipulated agreement with the General Counsel of the Texas Commission and other intervenors in the state of Texas related to the AEP/CSW merger case. The Texas Commission approved the AEP Merger in early November 1999. If the AEP Merger is ultimately consummated, CSW will withdraw its appeal with respect to the "glide path" rate reduction methodology as discussed above as issue "(ii)" but will continue seeking the appeal of issues "(i) and (iii)" as discussed above. See ITEM 8. NOTE 15. PROPOSED AEP MERGER and ITEM 7. MD&A - PROPOSED AEP MERGER for a discussion on the stipulated agreement.

      See ITEM 7. MD&A - RATES AND REGULATORY MATTERS, CPL Rate Review - Docket No. 14965 for a discussion of the CPL 1997 Final Order.

      CPL Deferred Accounting
      By orders issued in 1989 and 1990, the Texas Commission authorized CPL to defer certain STP Unit 1 and Unit 2 costs incurred between the commercial operation dates of those units and the effective date of rates reflecting the operation of those units. Upon appeal of the 1989 CPL order, and a related order involving another utility, the Supreme Court of Texas in 1994 sustained deferred accounting as an appropriate mechanism for the Texas Commission to use in preserving the financial integrity of CPL, but remanded CPL's case to the Third District of Texas Court of Appeals to consider certain substantial evidence points of error not previously decided by the Third District of Texas Court of
Appeals.  On August  16,  1995,  the Third  District  of Texas  Court of Appeals
rendered its opinion in the remand proceeding and affirmed the Texas Commission's order in all respects.

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


                                      2-55

      The deferred accounting amounts are included in the amounts to be securitized as part of the settlement amount approved by the Texas Commission in its October 18, 1999 securitization filing. See ITEM 7. MD&A - Securitization of Generation-related Regulatory Assets and Stranded Costs.

      CPL Fuel Reconciliation
      On December 31, 1998, CPL filed with the Texas Commission an application to reconcile fuel costs and to request authorization to carry the reconciled balance forward into the next reconciliation period. During the reconciliation period of July 1, 1995 through June 30, 1998, CPL incurred $828.5 million in eligible fuel and fuel-related expenses. The Texas jurisdictional allocation of such fuel and fuel-related expenses is $783.4 million.

      In addition to requesting reconciliation of its fuel and fuel-related expenses for the reconciliation period, CPL requested authority from the Texas Commission to recover the reward earned during the reconciliation period under the performance standard adopted in the CPL 1997 Final Order for CPL's share of STP. The Texas Commission adopted a three-year average capacity factor of 83% performance standard for STP in that order. During the reconciliation period, STP operated at a net capacity factor of 93.1%, resulting in a reward of $19.2 million.

      CPL requested authority to recover the Texas portion of 50% of the reward by including 1/36th of this amount in Texas retail eligible fuel expense each month for the three-year period following the Texas Commission's order in the fuel reconciliation case. CPL further requested authority to apply the amounts of the reward recovered through Texas retail eligible fuel expense toward additional amortization of its STP deferred accounting regulatory asset. The remaining 50% of the reward would be "banked" to be used against potential future penalties or other disallowance of fuel costs. Hearings were held before an ALJ in June 1999. In July 1999, all parties reached a settlement in principle. The settlement resolves all disputed issues and includes a disallowance of $7.44 million recorded in the third quarter of 1999. The settlement provides for no STP performance reward either now or in the future. The Texas Commission issued its final order on September 23, 1999 approving the settlement.

      CPL Fuel Factor Filing
      In January 2000, CPL filed with the Texas Commission an Application for Authority to implement an increase in fuel factors of $55.4 million, or 16.5% on an annual basis effective with the March 2000 billing month. Additionally, CPL proposed to implement an interim fuel surcharge of $36.5 million, including accumulated interest over a six-month period to collect its under-recovered fuel costs beginning in April 2000. CPL entered into a settlement providing for an increase in fuel factors of $43.3 million or 12.9% and a surcharge of $24.7 million. The settlement will be implemented in March and April 2000.

      CPL Municipal Franchise Fee Litigation
      In May 1996, the City of San Juan, Texas filed a class action suit in Hidalgo County, Texas District Court on behalf of all cities served by CPL based upon CPL's alleged underpayment of municipal franchise fees. The plaintiffs' third amended petition, filed in January 2000, asserts various contract and tort claims against CPL as well as certain audit rights. The third amended petition seeks actual damages of up to $200 million, punitive damages of up to $100 million and attorneys' fees. CPL filed a counterclaim for any overpayment of franchise fees it may have made as well as its attorneys' fees. CPL also filed a motion to transfer venue to Nueces County, Texas, and a plea to the jurisdiction and pleas in abatement asserting that the Texas Commission has primary jurisdiction over the claims. In May 1996 and December 1996, respectively, the Cities of Pharr, Texas and San Benito, Texas filed individual suits making claims virtually identical to those claimed by the City of San Juan. The suit filed by the City of San Benito has been voluntarily dismissed.


                                      2-56

      In January 1997, CPL filed an original petition at the Texas Commission requesting the Texas Commission to declare its jurisdiction over CPL's collection  and payment of municipal  franchise  fees. In April 1997,  the Texas
Commission issued a declaratory order in which it declined to assert jurisdiction over the claims of the City of San Juan. CPL appealed the Texas Commission's decision to the Travis County, Texas District Court, which affirmed the Texas Commission ruling on February 19, 1999. CPL appealed this ruling to the Austin Court of Appeals; oral argument was heard on this appeal in November 1999.

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

      On January 5, 1999, a class notice was mailed to each of the cities served by CPL. Over 90 of the 128 cities declined to participate in the lawsuit. However, CPL has pledged that if any final, non-appealable court decision in the litigation awards a judgement against CPL for a franchise underpayment, CPL will extend the principles of that decision, with regard to the franchise underpayment, to the cities that decline to participate in the litigation. The plaintiffs filed a motion to extend the time for the cities to decide whether to participate in the lawsuit. In December 1999, the court ruled that the class would consist of 30 cities, and the plaintiffs' motion to extend the time for the cities to participate in the lawsuit was withdrawn. The City of Weslaco has recently joined as an additional class representative.

      Although CPL believes that it has substantial defenses to the cities' claims and intends to defend itself against the cities' claims and pursue its counterclaims vigorously, CPL cannot predict the outcome of the municipal franchise fee litigation or its impact on CPL's results of operations or financial position.

      CPL Anglo Iron Litigation
      In April 1998, CPL was sued by Anglo Iron in the United States District Court for the Southern District of Texas, Brownsville Division, for claims arising from the clean-up of a site owned and operated by Anglo Iron in Harlingen, Texas. Anglo Iron sought reimbursement pursuant to CERCLA and common law contribution and indemnity for alleged response and clean-up costs of $328,139 and damages of $150,000 for "loss of fair market value" of the site. In 1999, the parties settled the case for $137,500, and the case was dismissed with prejudice.

      CPL Sinton Landfill Litigation
      CPL, along with over 30 others, was named as a defendant in the district court in San Patricio County, Texas. The plaintiffs are approximately 500 current and former landowners in the vicinity of a landfill site near Sinton, Texas. Each plaintiff alleges $10 million property damage and personal injury as a result of alleged contamination from the site. Plaintiffs made a collective settlement demand upon CPL for $1.1 million. In January 1999, in exchange for a de minimus sum, CPL reached an agreement with Browning Ferris Industries, Inc., the operator of the site, to indemnify CPL for any judgment or settlement amount that CPL may owe to the plaintiffs in this case, as well as CPL's attorney's fees incurred after the agreement. In August 1999, the trial court granted summary judgment for CPL. The plaintiffs appealed the summary judgment ruling. Management believes that the ultimate resolution of this matter will not have a material adverse impact on CSW's or CPL's consolidated results of operations or financial condition.


                                      2-57

      CPL Valero Litigation
      In April 1998, Valero filed suit against CPL in Nueces County, Texas District Court, alleging claims for breach of contract and negligence. Valero's suit seeks in excess of $11 million as damages for property loss and lost profits allegedly incurred after an interruption of electricity to its facility in Corpus Christi, Texas in April 1996. The parties held a settlement conference in August 1999, but no progress was made toward settlement of the case. The case is currently in discovery. Management cannot predict the outcome of this litigation. However, management believes that CPL has valid defenses to Valero's claims and intends to defend the matter vigorously. Management also believes that the claims are covered by insurance and that the ultimate resolution of this matter will not have a material adverse impact on CSW's or CPL's consolidated results of operations or financial condition.

      CPL and WTU Complaint versus Texas Utilities Electric Company (Docket
      No. 17285)
      A joint complaint filed by CPL and WTU with the Texas Commission asserted that since January 1, 1997, Texas Utilities Electric Company had been effectively double charging for transmission service within ERCOT. A proposal for decision received in February 1998 recommended approval of a proposal by CPL and WTU to reduce by $15.5 million annually their payments to Texas Utilities Electric Company. The Texas Commission approved the proposal in September 1998. Although Texas Utilities Electric Company appealed the Texas Commission final order, it refunded $26.6 million to CPL and WTU in November 1998. Prior to the Texas Commission's September 1998 decision, the $15.5 million annual payment to Texas Utilities Electric Company was allocated to the U.S. Electric Operating Companies. As a result of this order, the payment continues to be recorded on CPL's and WTU's books as a reduction to ERCOT transmission expense and there will be no future expenses recorded on the books of PSO and SWEPCO.

      On November 15, 1999, CPL and WTU reached a settlement with Texas Utilities Electric Company. This settlement resulted in the execution of two new Transmission Service Agreements retroactive to January 1, 1997. As a result of this settlement, all pending litigation between Texas Utilities Electric Company and CSW will be terminated and Texas Utilities Electric Company will withdraw its appeal in Docket No. 17285. CPL and WTU agreed to pay Texas Utilities Electric Company $12 million during 2000. The $12 million liability was accrued on CPL's and WTU's books during the fourth quarter of 1999. CPL accrued $6.4 million and WTU accrued $5.6 million. In addition, the two new Transmission Service Agreements require CPL and WTU to pay for export transmission service along with the ERCOT transmission charges approved by the Texas Commission.

      Transmission Coordination Agreement
      The transmission coordination agreement provides the means by which the U.S. Electric Operating Companies plan, operate and maintain the four separate transmission systems as a single unit. The agreement also establishes the method by which the U.S. Electric Operating Companies allocate revenues received under open access transmission tariffs. In August 1998, the FERC accepted the transmission coordination agreement for filing, suspended it for a nominal period, and made it effective retroactive to January 1, 1997, subject to refund and investigation. In the fourth quarter of 1998, the U.S. Electric Operating Companies and supporting intervenor signatories filed an uncontested offer of settlement. The FERC issued an order on June 18, 1999, accepting the offer of settlement. The FERC further ordered that appropriate refunds be made to reflect the terms of the revised transmission coordination agreement. In the second quarter of 1999, the FERC also issued an order accepting the U.S. Electric Operating Companies' compliance filing of their open access transmission tariff. The FERC previously had ordered the compliance filing to review the method by which certain open access transmission tariff customers were to be charged for transmission service. As a result of that order, certain changes were made in the transmission coordination agreement related to the allocation of certain open access transmission tariff revenues. Each U.S. Electric Operating Company will be allocated revenue in proportion to each company's respective revenue requirement for the service it provides under the revised open access transmission tariff. The U.S. Electric Operating Companies requested and

                                      2-58
received from the FERC a deferral of their refund obligation until the FERC issues an order accepting the revised transmission coordination agreement.

      On October 29, 1999, CSW filed with the FERC a revised transmission coordination agreement. The revised transmission coordination agreement includes changes to the original transmission coordination agreement to ensure the above-mentioned allocation of revenues to each U.S. Electric Operating Company. In 1999, each of the U.S. Electric Operating Companies recorded the estimated impact of the reallocation of open access transmission tariff revenues, which increased CSW's income before taxes by approximately $2.4 million. The earnings increase was related to additional non-affiliated revenues resulting from the open access transmission tariff. On December 16, 1999, the FERC accepted the revised transmission coordination agreement, which is retroactive to January 1, 1997.

      PSO Rate Review
      In July 1996, the Oklahoma Commission staff filed an application seeking a review of PSO's earnings and in July 1997 recommended a rate reduction of $76.8 million for PSO.

      On October 23, 1997, the Oklahoma Commission issued a final order approving a stipulated agreement with parties to settle the rate inquiry. The PSO 1997 Rate Settlement Agreement called for PSO to lower its retail base rates beginning with the December 1997 billing cycle by approximately $35.9 million annually, or a 5.3% decrease below the then current level of retail rates. Part of the rate reduction included a reduction in annual depreciation expense of approximately $10.9 million. In addition, the PSO 1997 Rate Settlement Agreement resulted in PSO making a one-time $29 million refund to customers in December 1997.

       The PSO 1997 Rate Settlement Agreement also called for PSO to eliminate or amortize before its next rate filing approximately $41 million in certain deferred assets, approximately $26 million of which had been expensed in 1996. The remaining $15 million of deferred assets, which included approximately $9 million of costs incurred for customer energy management incentive programs, were written off in 1997. The financial impact of the PSO 1997 Rate Settlement Agreement on PSO's 1997 results of operations was a reduction in revenues of $31.5 million and a reduction in expenses of $4.1 million which included the write-off of the previously mentioned deferred assets.

      The PSO 1997 Rate Settlement Agreement resulted in a material adverse effect on PSO's results of operations for 1997 that will have a continuing impact because of the rate decrease. However, it reduced significant risks for PSO related to this regulatory proceeding and should allow PSO's rates to remain competitive for the foreseeable future.

      PSO PCB Cases
      PSO was named a defendant in petitions filed in state court in Oklahoma in 1996. The petitions allege that the plaintiffs suffered personal injury and fear future injury as a result of contamination by PCBs from a transformer malfunction that occurred in April 1982 at the Page Belcher Federal Building in Tulsa, Oklahoma. Each of the plaintiffs seeks actual and punitive damages in excess of $10,000. Other claims arising from this incident were settled and the suits dismissed. During 1999, eleven cases were settled for a nominal amount covered by PSO's insurance, and two cases were dismissed for failure to prosecute. At December 31, 1999, nine cases remain pending. Management believes that PSO has defenses to the remaining cases and intends to defend them vigorously. Management believes that the remaining claims, excluding claims for punitive damages, are covered by insurance and that the ultimate resolution of the remaining lawsuits will not have a material effect on CSW's or PSO's results of operations or financial condition.


                                      2-59

      SWEPCO Louisiana Rate Review
      In December 1997, the Louisiana Commission announced it would review SWEPCO's rates and service. In October 1999, SWEPCO and the staff of the Louisiana Commission reached an agreement and stipulation, which was filed on October 14, 1999. The significant provisions of the agreement and stipulation follow:

- SWEPCO's Louisiana retail jurisdictional revenues were reduced by $11 million, effective with the December 1999 billing cycle;

-     SWEPCO is allowed to earn an 11.1% return on common equity;

- SWEPCO is allowed to recover certain regulatory assets totaling $7.1 million;

- SWEPCO will be subject to a two-year base rate freeze, which includes force majeure provisions; and

- SWEPCO will be allowed to increase depreciation rates for transmission, distribution and general plant.

      The Louisiana Commission approved the agreement and stipulation in November 1999, which was implemented in December 1999.

      SWEPCO Arkansas Rate Review
      In July 1998, the Arkansas Commission began a review of SWEPCO's earnings. On July 30, 1999, SWEPCO entered into a settlement agreement with the general staff of the Arkansas Commission and the Arkansas Attorney General's Office. The settlement agreement reduces SWEPCO's Arkansas annual revenues by $5.4 million, or 3%. Additionally, the stipulation and settlement agreement provides for a 10.75% return on common equity, an increase in depreciation rates, and an agreement by SWEPCO not to seek recovery of generation-related stranded costs.

      On September 23, 1999, the Arkansas Commission issued an order approving the stipulation and settlement agreement. On October 25, 1999, SWEPCO filed compliance rate tariffs with the Arkansas Commission, which are consistent with the Arkansas Commission order. The provisions of the settlement agreement were implemented in December 1999.

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

      On December 8, 1997, SWEPCO and the other parties to the proceedings before the Texas Commission filed a settlement on all issues except as to whether transmission equalization payments should be included in fuel or base revenues. The settlement resulted in a decrease of the under-recovered fuel costs, and the resulting surcharge recovery, by $6.0 million, which was recorded in 1997. The settlement also provides that SWEPCO's fuel and fuel-related expenses during the reconciliation period were reasonable and necessary and

                                      2-60
recoverable as fuel expense. Also, the settlement provides that SWEPCO's actions in litigating and renegotiating certain fuel contracts, together with the prices, terms and conditions of the renegotiated contracts, were prudent.

      On April 8, 1998, the ALJ issued a proposal for decision regarding the only outstanding issue, recommending that SWEPCO be allowed to include transmission equalization expense in eligible fuel expense. On May 19, 1998, the Texas Commission reversed the ALJ and ordered an earnings reduction of approximately $1.8 million, recorded in the second quarter of 1998. On June 8, 1998, SWEPCO filed a motion for rehearing on the transmission equalization issue, which was denied through operation of law. After the Texas Commission's order on May 19, 1998, SWEPCO had still under-recovered its fuel and fuel related expenses. On July 1, 1998, the Texas Commission issued an order allowing SWEPCO to surcharge its Texas retail customers $6.9 million of under-recovered fuel and fuel-related expenses and associated interest. The surcharge began in July 1998 and ended in June 1999. SWEPCO has filed an appeal regarding this matter in the State District Court of Travis County, Texas. Management is unable to predict the ultimate outcome of this litigation. However, SWEPCO has agreed to withdraw the appeal if the AEP Merger is consummated. See ITEM 8. NOTE 15. PROPOSED AEP MERGER for additional information.

      SWEPCO Interim Fuel Refund
      On August 24, 1999, SWEPCO filed an application at the Texas Commission to make an interim refund of fuel cost over-recoveries of $7.5 million received by SWEPCO from its Texas retail jurisdictional customers. The application requested that the refund be made in October 1999. On September 20, 1999, a stipulation between all parties was filed with the Texas Commission, which preserved SWEPCO's application to refund $7.5 million to SWEPCO's Texas retail customers. An order granting interim approval to make the refund in October 1999 was issued by the hearing examiner on September 24, 1999. SWEPCO began implementing the refund on customer bills during the first billing cycle of October 1999. On October 21, 1999, the Texas Commission issued a final order which affirmed approval to refund the fuel cost over-recoveries.

      SWEPCO Lignite Mining Agreement Litigation
      SWEPCO and CLECO are each a 50% owner of Dolet Hills Power Station Unit 1 and jointly own lignite reserves in the Dolet Hills area of northwestern Louisiana. In 1982, SWEPCO and CLECO entered into a lignite mining agreement with the DHMV, a partnership for the mining and delivery of lignite from a portion of these reserves.

      On April 15, 1997, SWEPCO and CLECO sued DHMV and its partners in the United States District Court for the Western District of Louisiana seeking to enforce various obligations of DHMV to SWEPCO and CLECO under the lignite mining agreement, including provisions relating to the quality of the delivered lignite, pricing, and mine reclamation practices. On June 15, 1997, DHMV filed an answer denying the allegations in the suit and filed a counterclaim asserting various contract-related claims against SWEPCO and CLECO. SWEPCO and CLECO have denied the allegations contained in the counterclaims. On January 8, 1999, SWEPCO and CLECO amended the claims against DHMV in the lawsuit to include a request that the lignite mining agreement be terminated. The parties engaged in unsuccessful settlement discussions in the third quarter of 1999 and early 2000. The trial date is May 22, 2000.

      Although SWEPCO cannot predict the ultimate outcome of this matter, management believes that the resolution of this matter will not have a material effect on SWEPCO's results of operations or financial condition.

                                      2-61

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

      On August 26, 1999, SWEPCO, together with the Cajun Members Committee and Washington-St. Tammany Electric Cooperative, reached a settlement agreement to withdraw the jointly filed July 1999 SWEPCO Plan to acquire all of the non-nuclear assets of Cajun. SWEPCO had deferred approximately $13.0 million in costs related to the Cajun acquisition on its consolidated balance sheet. Under the settlement agreement, SWEPCO received $7.5 million on November 8, 1999. The remaining balance was written off in the third quarter of 1999, resulting in a $3.7 million after tax charge to earnings.

      WTU Fuel Factor and Interim Fuel Surcharge Filing
      In March 1998, WTU filed with the Texas Commission an application for authority to implement an increase in fuel factors of $7.4 million, or 7.3% on an annual basis. Additionally, WTU proposed to implement a fuel surcharge of $6.8 million, including accumulated interest over a six-month period to collect its under-recovered fuel costs. WTU implemented the revised fuel factors with its June 1998 billing.

      In September 1999, WTU filed with the Texas Commission an application for authority to implement an increase in fuel factors of $13.5 million or 12.2% on an annual basis. Additionally, WTU proposed to implement an interim fuel surcharge of $6.5 million, including accumulated interest over a six-month period to collect its under-recovered fuel costs. WTU proposed to implement the revised fuel factors with its December 1999 cycle billing. On November 4, 1999, the Texas Commission approved WTU's application. The order allows an increase in fuel factors of 12.2% on an annual basis beginning in the billing cycle for December 1999 and to surcharge customers to recover $6.5 million of under-recovered fuel costs and associated interest for six months beginning in the billing cycle for January 2000.

      Regulatory Price Proposal for SEEBOARD
      On December 2, 1999, OFGEM published its final price proposals from its United Kingdom electricity distribution review. OFGEM has proposed revenue reductions in SEEBOARD's distribution business of 21%. In addition, OFGEM has proposed the reallocation of a further 12% of costs out of SEEBOARD's distribution business into its supply business. These proposals were accepted on December 20, 1999 and will take effect from April 1, 2000, and remain in effect for five years. OFGEM's proposals will reduce net income for SEEBOARD in the year 2000 by approximately $40 million, dependent upon the level of further cost reductions that can be achieved, and by approximately $60 million in 2001. CSW's net income from SEEBOARD U.S.A., its United Kingdom business segment, was $113 million for the twelve months ended December 31, 1999.

      OFGEM also published the final price proposals for the electricity supply price review. OFGEM has recommended that the price cap for charges levied to electricity supply domestic and small business customers should be extended for two years from April 1, 2000. Overall, these proposals are expected to have a broadly neutral effect on the results of SEEBOARD U.S.A.

      The foregoing discussion constitutes forward-looking information within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information. See FORWARD-LOOKING INFORMATION.

                                      2-62

      CSW Energy, Texas-New Mexico Power Company Phillips Litigation
      In May 1997, equipment operated by an an unrelated third party allegedly came in contact with a Texas-New Mexico Power Company transmission line rendering Texas-New Mexico Power Company's Old Ocean switching station inoperable. As a result, Phillips' refinery, located in Sweeny, Texas, lost power.

      In October 1997, Phillips filed suit against Texas-New Mexico Power Company in the District Court of Brazoria County, Texas seeking damages in excess of $36 million associated with the loss of power to its refinery in Sweeny, Texas. Texas-New Mexico Power Company denies any liability to Phillips.

      In June 1999, Sweeny Cogeneration Limited Partnership was notified that Texas-New Mexico Power Company had joined Sweeny Cogeneration Limited
Partnership as a third  party defendant to the pending litigation.   Texas-New
Mexico Power Company is claiming that during the construction of Sweeny Cogeneration Limited Partnership's cogeneration facility, adjacent to Phillips refinery, Sweeny Cogeneration Limited Partnership modified Texas-New Mexico Power Company's equipment which was supplying power to the Phillips refinery. In this connection, Texas-New Mexico Power Company alleges that Sweeny Cogeneration Limited Partnership was negligent in the construction of the cogeneration facility.

      Sweeny Cogeneration Limited Partnership believes these allegations are without merit and intends to contest vigorously any claims made against it by Phillips or Texas-New Mexico Power Company. Management is unable to predict the ultimate outcome of this pending litigation. If Texas-New Mexico Power Company prevailed in the litigation, then CSW could experience a material adverse effect on its results of operations but not on its financial condition.

      Other
      The Registrants are party to various other legal claims, actions and complaints arising in the normal course of business. Management does not expect disposition of these matters to have a material adverse effect on the Registrants' results of operations or financial condition.


3. COMMITMENTS AND CONTINGENT LIABILITIES

      Construction and Capital Expenditures

      It is estimated that CSW, including the U.S. Electric Operating Companies, SEEBOARD and other operations, will spend approximately $1,071 million in capital expenditures (but excluding capital that may be required for acquisitions) during 2000. Substantial commitments have been made in connection with these programs. See ITEM 7. MD&A - LIQUIDITY AND CAPITAL RESOURCES for expected use of these expenditures.

CPL - $229 million  PSO - $174 million  SWEPCO - $159 million  WTU - $55 million

      Fuel and Related Commitments

      To supply a portion of their fuel requirements, the U.S. Electric Operating Companies have entered into various commitments for the procurement of fuel.

      SWEPCO Henry W. Pirkey Power Plant
      In connection with the South Hallsville lignite mining contract for its Henry W. Pirkey Power Plant, SWEPCO has agreed, under certain conditions, to assume the obligations of the mining contractor. As of December 31, 1999, the amount SWEPCO may have to assume is $69 million, which is the contractor's actual obligation outstanding at December 31, 1999.

      SWEPCO South Hallsville Lignite Mine
      As part of the process to receive a renewal of a Texas Railroad Commission permit for lignite mining at the South Hallsville lignite mine and expansion into the Marshall South Lignite Project area, SWEPCO has agreed to provide

                                      2-63
guarantees of mine reclamation in the amount of $85 million. Since SWEPCO uses self-bonding, the guarantee provides for SWEPCO to commit to use its resources to complete the reclamation in the event the work is not completed by the third party miner. At December 31, 1999 the cost to reclaim the mine is estimated to be approximately $36 million.

      Other Commitments and Contingencies

      CPL Nuclear Insurance
      In connection with the licensing and operation of STP, the owners have purchased nuclear property and liability insurance coverage as required by law, and have executed indemnification agreements with the NRC in accordance with the financial protection requirements of the Price-Anderson Act.

      The Price-Anderson Act, a comprehensive statutory arrangement providing limitations on nuclear liability and governmental indemnities, is in effect until August 1, 2002. The limit of liability under the Price-Anderson Act for licensees of nuclear power plants is $8.92 billion per incident, effective as of December 1997. The owners of STP are insured for their share of this liability through a combination of private insurance amounting to $200 million and a mandatory industry-wide program for self insurance totaling $9.145 billion. The maximum amount that each licensee may be assessed under the industry-wide program of self insurance following a nuclear incident at an insured facility is $83.9 million per reactor, for any one nuclear incident payable at $10 million per year per reactor. An additional surcharge of 5% of the maximum may be payable if the total amount of public claims and legal costs exceeds the limit. CPL and each of the other STP owners are subject to such assessments, which CPL and the other owners have agreed will be allocated on the basis of their respective ownership interests in STP. For purposes of these assessments, STP has two licensed reactors. CPL owns 25.2% of each reactor.

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

      CPL purchases, for its own account, a NEIL I Business Interruption and/or Extra Expense policy. This insurance will reimburse CPL for extra expenses incurred for replacement generation or purchased power as the result of a covered accident that shuts down production at one or both of the STP Units for more than 23 consecutive weeks. In the event of an outage which is the result of the same accident, insurance will reimburse CPL up to 80% of the recovery. The maximum amount recoverable for a single unit outage is $133.8 million for both Units 1 and 2. CPL is subject to an additional assessment of up to $1.54 million for the current policy year in the event that insured losses at a nuclear facility covered under the NEIL I policy exceed the accumulated funds available under the policy. CPL renewed its current NEIL I Business Interruption and/or Extra Expense policy on October 1, 1999.

      SWEPCO Rental and Lease Commitments
      SWEPCO has entered into various financing arrangements primarily with respect to coal transportation and related equipment which are treated as operating leases for rate-making purposes. At December 31, 1999, leased assets of $45.7 million, less accumulated amortization of $45.7 million, were included in Electric Utility Plant on the Consolidated Balance Sheets, and at December 31, 1998, leased assets were $45.7 million, less accumulated amortization of $41.4 million.

                                      2-64

      SWEPCO Biloxi, Mississippi MGP Site
      SWEPCO was notified by Mississippi Power in 1994 that it may be a PRP at a MGP site in Biloxi, Mississippi, which was formerly owned and operated by a predecessor of SWEPCO. Since then, SWEPCO has worked with Mississippi Power on both the investigation of the extent of contamination on the site as well as the subsequent sampling of the site. The sampling results indicated contamination at the property as well as the possibility of contamination of an adjacent property. A risk assessment was submitted to the MDEQ, and the MDEQ requested that a future residential exposure scenario be evaluated for comparison with commercial and industrial exposure scenarios. However, Mississippi Power and SWEPCO do not believe that clean-up to a residential scenario is appropriate since this site has been industrial/commercial for more than 100 years, and Mississippi Power plans to continue this type of usage. Mississippi Power and SWEPCO also presented a report to the MDEQ demonstrating that the ground water on the site was not potable, further demonstrating that clean-up to residential standards is not necessary. Resolution of this issue is still pending.

      A feasibility study was conducted to evaluate remedial strategies and costs associated with cleanup activities. SWEPCO and Mississippi Power agreed to a buyout agreement for the amount of $1.5 million, in which SWEPCO received full indemnification for any liabilities associated with contamination and/or any clean-up efforts.

      SWEPCO Marshall Street Site
      SWEPCO owns a tract of land known as the Marshall Street site in Shreveport, Louisiana, which was previously a MGP site. The City of Shreveport may acquire the Marshall Street site from SWEPCO to expand its convention center. In 1999, environmental testing was performed at the site and contaminants were discovered that could be related to a MGP. SWEPCO is negotiating with the City of Shreveport to determine under what terms the city may acquire the Marshall Street site and who would pay for any potential clean-up costs related to the site. In the fourth quarter of 1999, SWEPCO accrued $4.0 million for SWEPCO's portion of any potential clean-up costs related to the Marshall Street site.

      SWEPCO  Wilkes Power Plant Copper Limit Compliance
     The EPA has issued to SWEPCO's Wilkes power plant, an administrative order for wastewater permit violations related to copper limits. Planned compliance activities, including activities that have been conducted to determine the source of copper, were presented by SWEPCO to the EPA during an administrative meeting, held on August 13, 1998. SWEPCO and the EPA negotiated a $41,500 penalty pending final approval from the EPA.

      Clean Air Provisions of the Texas Legislation
      The Texas Legislation requires that grandfathered electric generating facilities be permited to reduce emission levels 50% and provides for a cost recovery mechanism. Final regulations are still being developed. The estimated total costs to comply with the expected regulations are approximately $4.2 million, $4.8 million and $10 million for CPL, SWEPCO and WTU, respectively. Expenditures have begun to meet the requirements of the legislation.

      Proposed Regional Control Strategy Regulations
      The TNRCC released for comment proposed regulations that, if adopted as proposed, would require reductions in nitrogen oxide emissions for existing permited electric generating facilities in the East Texas Region in addition to the Clean Air provisions of the Texas Legislation discussed above. The final regulations could be issued in April 2000 with an implementation date of May 2003. The current estimate for compliance with the proposed rules could be as much as $38 million for CPL and $151 million for SWEPCO in capital projects costs and as much as $3 million for CPL and $11 million for SWEPCO in additional annual operating costs.


                                      2-65

      The foregoing discussion constitutes forward-looking information within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information. See FORWARD-LOOKING INFORMATION.

      SEEBOARD London Underground Commitment
      SEEBOARD has committed (pound)57 million, or $92 million (converted at (pound)1.00 equals $1.62), for costs associated with its contract related to the London Underground transportation system. In 1998, SEEBOARD, through its subsidiary, SEEBOARD Powerlink, signed a $1.6 billion, 30-year contract as a joint venture partner to operate, maintain, finance and renew the high-voltage power distribution network of the London Underground.

      SEEBOARD - Third Party Pension Litigation
      In the U.K., National Grid and National Power PLC have been involved in continuing litigation regarding their use of actuarial surpluses disclosed in the 1992 and 1995 valuations of the electricity industry's occupational pension plan, the ESPS. A High Court decision in favor of the National Grid and National Power PLC was appealed. On February 10, 1999, the U.K. Court of Appeal ruled that the particular arrangements made by these corporations to dispose of part of the surplus were invalid due to procedural defects. This decision was confirmed at a later hearing of the U.K. Court of Appeal held in May 1999. The National Grid has appealed to the House of Lords, the highest court of appeal in the U.K., and a decision is expected in late 2000 or early 2001. The final outcome of this appeal cannot presently be determined.

      SEEBOARD employees are members of the ESPS, and SEEBOARD has made similar use of actuarial surpluses disclosed in the 1992 and 1995 valuations. As a result of subsequent legal clarification of certain issues arising from the hearing held in May 1999, the potential impact of the ruling on SEEBOARD has increased. The amount of the payments cancelled by SEEBOARD in recognition of these surpluses amounts to approximately $78 million, excluding any accrued interest.

      The U.K. Court of Appeal did not order the National Grid or National Power PLC to make payment into the ESPS, and the court indicated that any requirement to make such payments would be extreme since the relevant sections of the ESPS are already in surplus. In the event that the court finally decides a payment by SEEBOARD into the ESPS is necessary, such a payment is likely to create additional pension fund surplus, which the company should then be able to utilize over the next several years to reduce pension expense.

      Management is unable currently to predict the amount of any payment that it may be required to make to ESPS, but the payment should not have a material adverse affect on CSW's results of operations or financial condition.

      The foregoing discussion constitutes forward-looking information within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information. See FORWARD-LOOKING INFORMATION.

      Diversified Electric - Commitments and Contingencies
      In June 1998, the 330 MW Sweeny cogeneration facility, an entity 50% owned by CSW Energy, obtained permanent project financing. The $149 million of debt, with an effective interest rate of 7.4%, is unconditionally guaranteed by the project and is non-recourse to CSW Energy and CSW. Concurrently, the project repaid its outstanding note to CSW Energy for construction financing.


                                      2-66

      In October 1999, GE Capital Structured Finance Group purchased 50 percent of the equity ownership of Sweeny Cogeneration Limited Partnership. CSW Energy's after-tax earnings from the proceeds of the transaction were approximately $33 million and were recorded in the fourth quarter of 1999. The agreement between CSW Energy and GE Capital Structured Finance Group also provides for additional payments to CSW Energy subject to completion of a planned expansion of the Sweeny cogeneration facility.

      CSW Energy began construction in August 1998 of a 500 MW power plant, known as Frontera, in the Rio Grande Valley, near the city of Mission, Texas. The natural gas-fired facility began simple cycle operation of 330 MW in July
1999 and is scheduled to commence combined cycle operation in early 2000. Pursuant to AEP's and CSW's stipulated agreement with several intervenors in the state of Texas related to the AEP Merger, CSW Energy may sell 250 MW of Frontera. See ITEM 8. NOTE 15. PROPOSED AEP MERGER and ITEM 7. MD&A, PROPOSED AEP MERGER for a discussion including timing of sale.

      CSW International and its 50% partner, Scottish Power plc have entered into a joint venture to construct and operate the South Coast power project, a 400 MW combined cycle gas turbine power station in Shoreham, United Kingdom. CSW International has guaranteed approximately (pound)19 million of the (pound)190 million construction financing. Both the guarantee and the construction financing are denominated in pounds sterling. The U.S. dollar equivalent at December 31, 1999 would be $31 million and $308 million respectively, using a conversion rate of (pound)1.00 equals $1.62. The permanent financing is unconditionally guaranteed by the project. Construction of the project began in March 1999, and commercial operation is expected to begin in late 2000.

      CSW Energy's Colorado facilities are cogeneration plants with steam as a by-product of its electricity generation. In February 2000, notice was received that the lessee of the facilities utilizing the steam had filed for reorganization under Chapter 11 of the Bankruptcy Code, which could result in the lessee rejecting the leases. Should that occur, management is positioned to pursue other lease arrangements. Management believes the resolution of this matter will not have a material adverse effect on CSW's results of operations or financial condition.

      CSW, CSW Energy and CSW International have provided letters of credit and guarantees on behalf of CSW Energy and CSW International projects of approximately $62 million, $41 million, and $233 million, respectively, as of December 31, 1999.


                                      2-67

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

                                     --------------------------------------------------
INCOME TAX EXPENSE                     CSW          CPL       PSO      SWEPCO     WTU
                                                  -------------------------------------
1999                                 (millions)                 (thousands)

   Current (1)                          $177      $89,112   $20,777   $60,169   $3,328
   Deferred (1)                           40       19,990    15,198   (17,098)  12,222
   Deferred ITC (2)                      (13)      (5,207)   (1,791)   (4,565)  (1,275)
                                     --------------------------------------------------
                                         204      103,895    34,184    38,506   14,275
Included in Other Income and Deductions
   Current                                18       (5,604)   (2,215)   (4,826)     858
   Deferred                                1          318        --        --       --
                                     --------------------------------------------------
                                          19       (5,286)   (2,215)   (4,826)     858

Included in Extraordinary Item            (8)      (2,971)       --    (1,621)  (2,941)

                                     --------------------------------------------------
                                        $215      $95,638   $31,969   $32,059  $12,192
                                     --------------------------------------------------
1998
Included in Operating Expenses and Taxes
Current (1)                             $253     $128,942   $52,587   $64,463  $28,542
Deferred (1)                             (38)      (8,253)   (1,693)  (11,850)  (6,578)
Deferred ITC (2)                         (12)      (3,858)   (1,795)   (4,631)  (1,321)
                                     --------------------------------------------------
                                         203      116,831    49,099    47,982   20,643
Included in Other Income and Deductions
   Current                                18       (2,204)      (93)   (1,868)    (454)
                                     --------------------------------------------------
                                          18       (2,204)      (93)   (1,868)    (454)

                                     --------------------------------------------------
                                        $221     $114,627   $49,006   $46,114  $20,189
                                     --------------------------------------------------
1997
Included in Operating Expenses and Taxes
   Current (1)                           $47      $43,600   $14,543   $46,358  $11,765
   Deferred (1)                          117       35,263     8,498    (1,984)    (954)
   Deferred ITC (2)                      (13)      (4,819)   (2,278)   (4,662)  (1,321)
                                     --------------------------------------------------
                                         151       74,044    20,763    39,712    9,490
Included in Other Income and Deductions
   Current                                --       (4,271)   (2,230)   (1,962)    (471)
   Deferred                               (6)        (779)      (50)     (260)      --
                                     --------------------------------------------------
                                          (6)      (5,050)   (2,280)   (2,222)    (471)
                                     --------------------------------------------------
                                        $145      $68,994   $18,483   $37,490   $9,019
                                     --------------------------------------------------

(1)Approximately $3 million, $14 million and $30 million of CSW's Current Income Tax Expense was attributable to SEEBOARD U.S.A. operations and was recognized as United Kingdom corporation tax expense for 1999, 1998 and 1997, respectively. In addition, approximately $16 million, $9 million and $7 million of CSW's Deferred Income Tax Expense in 1999, 1998 and 1997, respectively, was attributed to SEEBOARD U.S.A.
(2)ITC deferred in prior years are included in income over the lives of the related properties.

                                      2-68


                                     --------------------------------------------------
INCOME TAX RATE RECONCILIATION         CSW          CPL       PSO      SWEPCO     WTU
                                                  -------------------------------------
1999                                 (millions)                 (thousands)

Income before taxes attributable to:
   Domestic operations                  $541
   Foreign operations                    128
                                     --------
Income before taxes                     $669     $267,812   $94,573  $115,715  $38,964

Tax at U.S. statutory rate              $234      $93,734   $33,101   $40,500  $13,637
Differences
   Amortization of ITC                   (13)      (5,207)   (1,791)   (4,565)  (1,275)
   Regulated flowthrough items             5        6,736       292    (2,011)    (246)
   Consolidated tax savings               --       (6,243)   (2,031)   (2,617)    (275)
   Non-deductible goodwill amortization   12           --        --        --       --
   Foreign tax benefits                  (28)          --        --        --       --
   State income taxes, net of Federal
    income tax benefit                    13        6,965     3,110     2,924       --
   Adjustments                           (19)      (5,460)   (2,627)     (621)     480
   Other                                  11        5,113     1,915    (1,551)    (129)
                                     --------------------------------------------------
                                        $215      $95,638   $31,969   $32,059  $12,192
                                     --------------------------------------------------
Effective rate                          32%          36%       34%       28%       31%

1998
Income before taxes attributable to:
   Domestic operations                  $558
   Foreign operations                    112
                                     --------
Income before taxes                     $670     $276,277  $125,849  $144,217  $58,004

Tax at U.S. statutory rate              $235      $96,697   $44,047   $50,476  $20,301
Differences
   Amortization of ITC                   (12)      (3,858)   (1,795)   (4,631)  (1,321)
   Mirror CWIP                            10       10,055        --        --       --
   Other regulated flowthrough items       5        8,051    (1,437)   (2,302)     208
   Consolidated tax savings               --       (2,120)      229    (1,994)  (1,147)
   Non-deductible goodwill amortization   12           --        --        --       --
   Foreign tax benefits                  (41)          --        --        --       --
   State income taxes, net of Federal
     income tax benefit                    8           --     4,473     3,308       --
   Adjustments                            14        5,493     3,977    (2,526)    (779)
   Other                                 (10)         309      (488)    3,783    2,927
                                     --------------------------------------------------
                                        $221     $114,627   $49,006   $46,114  $20,189
                                     --------------------------------------------------
Effective rate                          33%          41%       39%       32%       35%

1997
Income before taxes attributable to:
   Domestic operations                  $327
   Foreign operations                    147
                                     --------
Income before taxes                     $474     $197,465   $64,689   $130,392 $30,480

Tax at U.S. statutory rate              $166      $69,113   $22,641    $45,637 $10,668
Differences
   Amortization of ITC                   (13)      (4,819)   (2,278)   (4,662)  (1,321)
   Mirror CWIP                             5        4,647        --        --       --
   Other regulated flowthrough items       3        5,622    (1,740)   (1,373)     421
   Consolidated tax savings               --       (4,868)   (1,685)   (2,703)    (739)
   Non-deductible goodwill amortization   12           --        --        --       --
   Foreign tax benefits                  (19)          --        --        --       --
   State income taxes, net of Federal
     income tax benefit                    5           --     1,596     2,993       --
   Adjustments                            (4)      (1,361)   (1,324)     (633)    (177)
   Other                                 (10)         660     1,273    (1,769)     167
                                     --------------------------------------------------
                                        $145      $68,994   $18,483   $37,490   $9,019
                                     --------------------------------------------------
Effective tax rate                      31%          35%       29%       29%       30%


                                      2-69


                                     --------------------------------------------------
DEFERRED INCOME TAXES (1)               CSW          CPL       PSO      SWEPCO     WTU
                                                  -------------------------------------
1999                                 (millions)                 (thousands)

Deferred Income Tax Liabilities
   Depreciable utility plant          $1,944     $798,381  $308,497  $389,680 $153,027
   Deferred plant costs                    3           --        --        --    2,923
   Mirror CWIP asset                       1        1,028        --        --       --
   Income tax related regulatory
     assets                              156      113,436     9,085    27,698    5,580
   Regulatory assets designated for
     securitization                      332      332,198        --        --       --
   Other                                 280       89,321    32,852    38,799   14,697
                                     --------------------------------------------------
                                       2,716    1,334,364   350,434   456,177  176,227

Deferred Income Tax Assets
   Income tax related regulatory
     liability                           (95)     (39,108)  (21,782)  (24,332) (10,149)
   Unamortized ITC                       (91)     (46,657)  (14,533)  (21,279)  (8,863)
   Alternative minimum tax carryforward  (11)          --        --        --       --
   Other                                (106)     (11,554   (30,537)  (31,654)  (6,816)
                                     --------------------------------------------------
                                        (303)     (97,319)  (66,852)  (77,265) (25,828)
                                     --------------------------------------------------
Net Accumulated Deferred Income Taxes  $2,413  $1,237,045  $283,582  $378,912 $150,399
                                     --------------------------------------------------

Net Accumulated Deferred Income
Taxes
   Noncurrent                         $2,430   $1,234,942  $302,727  $380,495 $148,746
   Current                               (17)       2,103   (19,145)   (1,583)   1,653
                                     --------------------------------------------------
                                      $2,413   $1,237,045  $283,582  $378,912 $150,399
                                     --------------------------------------------------

DEFERRED INCOME TAXES (1)

1998
Deferred Income Tax Liabilities
   Depreciable utility plant          $1,936     $812,335  $299,659  $409,779 $141,627
   Deferred plant costs                  174      168,856        --        --    5,219
   Mirror CWIP asset                      90       89,846        --        --       --
   Income tax related regulatory assets  224      165,263    10,086    37,738   11,072
   Other                                 257       72,123    21,881    35,851   18,076
                                     --------------------------------------------------
                                       2,681    1,308,423   331,626   483,368  175,994
Deferred Income Tax Assets
   Income tax related regulatory
     liability                          (117)     (39,095)  (23,940)  (38,251) (15,303)
   Unamortized ITC                       (96)     (48,480)  (15,226)  (22,964)  (9,309)
   Alternative minimum tax
     carryforward                        (11)          --        --        --       --
   Other                                 (75)          --   (27,068)  (28,357) (11,017)
                                     --------------------------------------------------
                                        (299)     (87,575)  (66,234)  (89,572) (35,629)

                                     --------------------------------------------------
Net Accumulated Deferred Income Taxes  $2,382   $1,220,848  $265,392 $393,796 $140,365
                                     --------------------------------------------------

Net Accumulated Deferred Income
Taxes
   Noncurrent                         $2,410   $1,221,561  $277,181  $398,664 $140,731
   Current                               (28)        (713)  (11,789)   (4,868)    (366)
                                     --------------------------------------------------
                                      $2,382   $1,220,848  $265,392  $393,796 $140,365
                                     --------------------------------------------------

(1)Other than excess foreign tax credits, CSW did not have other valuation allowances recorded against other deferred tax assets at December 31, 1999 and 1998 due to a favorable earnings history. At December 31, 1999, CSW had $117 million of foreign tax credits, for which a 100% valuation allowance has been provided. At December 31, 1998, CSW had $145 million of foreign tax credits, for which a 100% valuation allowance has been provided.

   CSW has not provided for U.S. federal income and foreign withholding taxes on $62 million of non-U.S. subsidiaries' undistributed earnings as of December 31, 1999, because such earnings are intended to be reinvested indefinitely.

                                      2-70

   If these earnings were distributed, foreign tax credits should become available under current law to reduce or eliminate the resulting U.S. income tax liability.

5.    BENEFIT PLANS


 Cash Balance and Non-qualified Pension Plans

      CSW maintains a tax qualified, non-contributory defined benefit cash balance pension plan covering substantially all CSW employees in the United
States. Under the cash balance formula, each participant has an account, for recordkeeping purposes only, to which credits are allocated annually based on a percentage of the participant's pay. The applicable percentage is determined by age and years of vested service the participant has with CSW as of December 31 of each year. The fair value of the plan assets are measured as of September 30 of each year. Pension plan assets consist primarily of stocks and short-term and intermediate-term fixed income investments.

      In addition, CSW has a non-qualified excess benefit pension plan. This plan is available to all pension plan participants who are entitled to receive a pension benefit from CSW which is in excess of the limitations imposed on benefits by the Internal Revenue Code through the qualified plan.

      As the plan sponsor, CSW will continue to reflect the cost of the pension plans according to the provisions of SFAS No. 87 and allocate such costs to each of the participating employers. SFAS No. 132, adopted by CSW in 1998, amended the disclosure requirements of SFAS No. 87 and SFAS No. 88 and have been incorporated in the following disclosures.


      U.K. Pension Plans

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


      CSW Retirement Savings Plan

      The CSW System Retirement Savings Plan is a defined contribution plan offered to all full time employees and certain part time employees who meet plan eligibility requirements. Company contributions to this plan totaled $15 million in 1999, $15 million in 1998 and $11 million in 1997.

                                               1999                          1998
Pension Retirement Plans              CSW      U.S.      U.K.         CSW    U.S.    U.K.
                                     TOTAL     PLANS     PLANS       TOTAL   PLANS   PLANS
                                   ------------------------------   ------------------------
Change in Benefit Obligations               (millions)                     (millions)

Benefit obligation at beginning of
 year                                 $2,111     $ 991   $ 1,120    $ 1,978   $ 955 $ 1,023
Service cost                              35        21        14         36      22      14
Interest cost                            123        65        58        137      69      68
Plan participants' contributions           3         -         3          3       -       3
Amendments                                 7         -         7         58       -      58
Foreign currency translation adjustment  (26)        -       (26)         9       -       9
Acquisitions                               -         -         -          7       -       7
Actuarial (gain) loss                    (11)      (47)       36         11      11       -
Benefits paid                           (129)      (63)      (66)      (128)    (66)    (62)
                                   ------------------------------   ------------------------
Benefit obligation at end of year    $ 2,113     $ 967   $ 1,146    $ 2,111   $ 991 $ 1,120
                                   ------------------------------   ------------------------


                                      2-71

                                               1999                          1998
Pension Retirement Plans              CSW      U.S.      U.K.         CSW    U.S.    U.K.
                                     TOTAL     PLANS     PLANS       TOTAL   PLANS   PLANS
                                   ------------------------------   ------------------------
Change in Plan Assets                       (millions)                    (millions)

Fair value of plan assets at
  beginning of year                  $ 2,326   $ 1,014   $ 1,312    $ 2,290 $ 1,109 $ 1,181
Actual return on plan assets             274       122       152        143     (30)    173
Employer contributions                     9         2         7          7       1       6
Plan participants' contributions           3         -         3          3       -       3
Foreign currency translation adjustment  (33)        -       (33)        11       -      11
Benefits paid                           (129)      (63)      (66)      (128)    (66)    (62)
                                   ------------------------------   ------------------------
Fair value of plan assets at end
 of year                             $ 2,450   $ 1,075   $ 1,375    $ 2,326 $ 1,014 $ 1,312
                                   ------------------------------   ------------------------


Reconciliation of Funded Status
Funded status at end of year           $ 337     $ 108     $ 229      $ 214    $ 23   $ 191
Unrecognized:
    Transition obligation                  8         8         -         10      10       -
    Prior service cost                   (64)      (75)       11        (77)    (81)      4
    Actuarial (gain) loss                (88)       88      (176)        26     159    (133)
                                   ------------------------------   ------------------------
Prepaid benefit cost                   $ 193     $ 129      $ 64      $ 173   $ 111    $ 62
                                   ------------------------------   ------------------------

Amounts Recognized in Balance Sheet
Prepaid benefit cost                   $ 209     $ 145      $ 64      $ 188   $ 126    $ 62
Additional minimum liability             (23)      (23)        -        (25)    (25)      -
Intangible asset                           -         -         -          2       2       -
Accumulated other comprehensive expense    7         7         -          8       8       -
                                   ------------------------------   ------------------------
Net amount recognized on balance sheet $ 193     $ 129      $ 64      $ 173   $ 111    $ 62
                                   ------------------------------   ------------------------

Other comprehensive expense(income)
  attributable to change in additional
  minimum liability recognition        $  (2)    $  (2)     $  -      $   1   $   1    $  -



Additional Information for Plans With
Unfunded Accumulated Benefit Obligations

                                          Non Qualified Plan
                                   ------------------------------
                                             (thousands)

                                      1999                1998
                                   ----------          ----------
Projected benefit obligation        $ 24,676            $ 27,379
Accumulated benefit obligation        22,875              25,137
Plan assets at fair value                  -                   -



                                      2-72

Pension Retirement Plans
                                              CSW         U.S.        U.K.
Components of Net Periodic Benefit Costs     TOTAL        PLANS       PLANS
                                          -------------------------------------
1999                                                   (millions)
Service cost                                  $ 35        $ 21        $ 14
Interest cost                                  123          65          58
Expected return on plan assets                (167)        (98)        (69)
Amortization of:
    Unrecognized transition obligation           2           2           -
    Prior service cost                          (6)         (6)          -
                                          -------------------------------------
Net periodic benefit cost                    $ (13)      $ (16)        $ 3
                                          -------------------------------------

Weighted-average assumptions as of year end
Discount rate                                                7.50%       6.00%
Expected return on plan assets                               9.00%       6.50%
Rate of compensation increase                                4.96%       4.00%


                                                   U.S. PLANS
                                 ----------------------------------------------
                                   CPL        PSO        SWEPCO        WTU
                                 ----------------------------------------------
                                                  (thousands)
Service cost                      $ 4,510      $ 3,304     $ 3,943     $ 2,346
Interest cost                      14,108       10,336      12,334       7,338
Expected return on plan assets    (21,885)     (16,035)    (19,135)    (11,384)
Amortization of:
    Unrecognized transition
      obligation                      338          248         296         176
    Prior service cost             (1,341)        (982)     (1,172)       (697)
                                 ----------------------------------------------
Net periodic benefit cost        $ (4,270)    $ (3,129)   $ (3,734)   $ (2,221)
                                 ----------------------------------------------


                                                 CSW         U.S.        U.K.
                                                TOTAL        PLANS       PLANS
                                             -----------------------------------
1998                                                       (millions)
Service cost                                     $ 36        $ 22        $ 14
Interest cost                                     137          69          68
Expected return on plan assets                   (174)        (97)        (77)
Amortization of:
    Unrecognized transition obligation              2           2           -
    Prior service cost                             (6)         (6)          -
                                             -----------------------------------
Net periodic benefit cost                        $ (5)      $ (10)        $ 5
                                             -----------------------------------

Weighted-average assumptions as of year end
Discount rate                                                6.75%       5.50%
Expected return on plan assets                               9.00%       6.25%
Rate of compensation increase                                4.96%       3.50%


                                                  U.S. PLANS
                                   ---------------------------------------------
                                      CPL        PSO        SWEPCO        WTU
                                   ---------------------------------------------
                                                    (thousands)
Service cost                      $ 4,537      $ 3,485     $ 4,109     $ 2,352
Interest cost                      14,693       11,283      13,302       7,614
Expected return on plan assets    (21,107)     (16,211)    (19,111)    (10,940)
Amortization of:
    Unrecognized transition
     obligation                       328          252         297         170
    Prior service cost             (1,301)        (999)     (1,178)       (674)
                                   ---------------------------------------------
Net periodic benefit cost        $ (2,850)    $ (2,190)   $ (2,581)   $ (1,478)
                                   ---------------------------------------------

                                      2-73

Pension Retirement Plans
                                               CSW         U.S.        U.K.
Components of Net Periodic Benefit Costs      TOTAL        PLANS       PLANS
                                           -------------------------------------
1997                                                     (millions)
Service cost                                  $ 34        $ 20        $ 14
Interest cost                                  139          66          73
Expected return on plan assets                (173)        (92)        (81)
Amortization of:
    Unrecognized transition obligation           2           2           -
    Prior service cost                          (6)         (6)          -
    Net actuarial (gain) loss                    1           1           -
                                           -------------------------------------
Net periodic benefit cost                     $ (3)       $ (9)        $ 6
                                           -------------------------------------



Weighted-average assumptions as of year end
Discount rate                                                7.50%       6.75%
Expected return on plan assets                               9.00%       7.25%
Rate of compensation increase                                5.46%       4.75%


                                                  U.S. PLANS
                                  ----------------------------------------------
                                    CPL        PSO        SWEPCO        WTU
                                  ----------------------------------------------
                                                    (thousands)
Service cost                       $ 4,602      $ 3,421     $ 4,260     $ 2,488
Interest cost                       15,085       11,214      13,965       8,156
Expected return on plan assets     (21,410)     (15,892)    (19,839)    (11,597)
Amortization of:
    Unrecognized transition
     obligation                        328          252         297         170
    Prior service cost              (1,301)        (999)     (1,178)       (674)
                                  ----------------------------------------------
Net periodic benefit cost         $ (2,696)    $ (2,004)   $ (2,495)   $ (1,457)
                                  ----------------------------------------------



         As permitted, the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plan.


         Post-retirement Benefits Other Than Pensions
         CSW, including each of the U.S. Electric Operating Companies, adopted SFAS No. 106 effective January 1, 1993. The transition obligation established at adoption is being amortized over twenty years, with thirteen years remaining. Prior to 1993, these benefits were accounted for on a pay-as-you-go basis. Pursuant to an order by the Oklahoma Commission, PSO established a regulatory asset of approximately $5 million in 1993 for the difference between the pay-as-you-go basis and the costs determined under SFAS No. 106. PSO is recovering the amortization of this regulatory asset over a ten year period.


                                      2-74

Post- Retirement Benefits Other Than Pensions          Total CSW          CPL         PSO       SWEPCO       WTU
                                                      -------------   -----------------------------------------------
                                                       (millions)           (thousands)
Change in Benefit Obligation
1999
Benefit obligation at beginning of year                      $ 275       $ 81,339    $ 67,688   $ 62,347    $ 36,157
Service cost                                                    11          2,670       1,934      2,215       1,318
Interest cost                                                   18          5,323       4,423      4,089       2,367
Plan participants' contributions                                 2            459         347        341         242
Actuarial (gain) loss                                          (19)        (5,015)     (4,091)    (3,732)     (2,729)
Benefits paid                                                  (21)        (6,492)     (5,625)    (4,706)     (2,848)
                                                      -------------   -----------------------------------------------
Benefit obligation at end of year                            $ 266       $ 78,284    $ 64,676   $ 60,554    $ 34,507
                                                      -------------   -----------------------------------------------

1998
Benefit obligation at beginning of year                      $ 241       $ 72,991    $ 61,434   $ 54,214    $ 32,516
Service cost                                                     8          2,201       1,616      1,781       1,132
Interest cost                                                   17          5,290       4,450      3,941       2,358
Plan participants' contributions                                 1            228         195        186         119
Amendments                                                      (5)        (1,569)     (1,322)    (1,204)       (717)
Actuarial (gain) loss                                           28          6,928       5,299      6,701       2,883
Benefits paid                                                  (15)        (4,730)     (3,984)    (3,272)     (2,134)
                                                      -------------   -----------------------------------------------
Benefit obligation at end of year                            $ 275       $ 81,339    $ 67,688   $ 62,347    $ 36,157
                                                      -------------   -----------------------------------------------

Change in Plan Assets
1999
Fair value of plan assets at beginning of year               $ 164       $ 46,538    $ 42,728   $ 39,876    $ 21,475
Actual return on plan assets                                    23          7,447       5,828      4,899       3,342
Employer contributions                                          25          6,860       5,552      5,244       3,116
Plan participants' contributions                                 2            459         347        341         242
Benefits paid                                                  (21)        (6,492)     (5,625)    (4,706)     (2,848)
                                                      -------------   -----------------------------------------------
Fair value of plan assets at end of year                     $ 193       $ 54,812    $ 48,830   $ 45,654    $ 25,327
                                                      -------------   -----------------------------------------------

1998
Fair value of plan assets at beginning of year               $ 158       $ 44,168    $ 43,366   $ 39,630    $ 20,411
Actual return on plan assets                                     3            201       2,190        487         202
Employer contributions                                          17          6,671         961      2,845       2,877
Plan participants' contributions                                 1            228         195        186         119
Benefits paid                                                  (15)        (4,730)     (3,984)    (3,272)     (2,134)
                                                      -------------   -----------------------------------------------
Fair value of plan assets at end of year                     $ 164       $ 46,538    $ 42,728   $ 39,876    $ 21,475
                                                      -------------   -----------------------------------------------

Reconciliation of Funded Status
1999
Funded status at end of year                                 $ (73)      $(23,472)   $(15,846)  $(14,900)   $ (9,180)
Unrecognized:
    Transition obligation                                      117         37,708      32,872     25,568      15,922
    Actuarial (gain) loss                                      (44)       (14,236)    (17,026)   (10,668)     (6,742)
                                                      -------------   -----------------------------------------------
Prepaid (accrued) benefit cost                                 $ -            $ -         $ -        $ -         $ -
                                                      -------------   -----------------------------------------------

1998
Funded status at end of year                                $ (111)      $(34,801)   $(24,960)  $(22,471)   $(14,682)
Unrecognized:
    Transition obligation                                      126         40,608      35,400     27,535      17,147
    Actuarial (gain) loss                                      (15)        (5,807)    (10,440)    (5,064)     (2,465)
                                                      -------------   -----------------------------------------------
Prepaid (accrued) benefit cost                                 $ -            $ -         $ -        $ -         $ -
                                                      -------------   -----------------------------------------------

                                      2-75

Post- Retirement Benefits Other Than Pensions          Total CSW          CPL         PSO       SWEPCO       WTU
                                                      -------------   -----------------------------------------------
                                                       (millions)     (thousands)

Amounts Recognized in Balance Sheet
1999
Prepaid benefit costs                                       $ 3          $ 113        $ 78      $ 206       $ 115
Accrued benefit (liability)                                  (3)          (113)        (78)      (206)       (115)
                                                       -------------   -----------------------------------------------
Net amount recognized                                       $ -            $ -         $ -        $ -         $ -
                                                       -------------   -----------------------------------------------

1998
Prepaid benefit costs                                       $ 2           $ 19        $ 83      $ 121        $ 74
Accrued benefit (liability)                                  (2)           (19)        (83)      (121)        (74)
                                                       -------------   -----------------------------------------------
Net amount recognized                                       $ -            $ -         $ -        $ -         $ -
                                                       -------------   -----------------------------------------------

Components of Net Periodic Benefit Cost
1999
Service cost                                               $ 11        $ 2,670     $ 1,934    $ 2,215     $ 1,318
Interest cost                                                18          5,323       4,423      4,089       2,367
Expected return on plan assets                              (13)        (3,308)     (3,369)    (3,358)     (1,533)
Amortization of:
    Transition obligation                                     9          2,900       2,528      1,967       1,225
    Net actuarial (gain) loss                                               10
                                                       -------------   -----------------------------------------------
Net periodic benefit cost                                  $ 25        $ 7,595     $ 5,516    $ 4,913     $ 3,377
                                                       -------------   -----------------------------------------------


Weighted-average assumptions as of year end
Discount rate                                              7.5%
Expected return on plan assets                             9.0%
Health care cost trend rate                                6.0% Ultimate rate of
                                                                    5.0% in 2001


                                                        Total CSW         CPL         PSO       SWEPCO       WTU
                                                       -------------   -----------------------------------------------
                                                        (millions)     (thousands)

1998
Service cost                                                $ 8        $ 2,201     $ 1,616    $ 1,781     $ 1,132
Interest cost                                                17          5,290       4,450      3,941       2,358
Expected return on plan assets                              (12)        (3,237)     (3,401)    (3,387)     (1,497)
Amortization of:
    Transition obligation                                     9          2,900       2,528      1,967       1,225
    Net actuarial (gain) loss                                (2)          (555)       (824)      (629)       (216)
                                                       -------------   -----------------------------------------------
Net periodic benefit cost                                  $ 20        $ 6,599     $ 4,369    $ 3,673     $ 3,002
                                                       -------------   -----------------------------------------------


Weighted-average assumptions as of year end
Discount rate                                             6.75%
Expected return on plan assets                            9.00%
Health care cost trend rate                               6.50% Ultimate rate of
                                                                 5.0% in 2001

                                      2-76

Post- Retirement Benefits Other Than Pensions           Total CSW         CPL         PSO       SWEPCO       WTU
                                                       -------------   -----------------------------------------------
Components of Net Periodic Benefit Cost                 (millions)     (thousands)

1997
Service cost                                                $ 8        $ 2,076     $ 1,694    $ 1,771     $ 1,120
Interest cost                                                18          5,663       4,794      4,190       2,564
Expected return on plan assets                              (10)        (2,739)     (2,998)    (2,787)     (1,257)
Amortization of:
    Transition obligation                                     9          2,900       2,528      1,967       1,225
    Net actuarial (gain) loss                                (1)          (162)       (365)      (181)
                                                       -------------   -----------------------------------------------
Net periodic benefit cost                                  $ 24        $ 7,738     $ 5,653    $ 4,960     $ 3,652
                                                       -------------   -----------------------------------------------

Weighted-average assumptions as of year end
Discount rate                                              7.50%
Expected return on plan assets                             9.00%
Health care cost trend rate                                7.00%  Ultimate rate
                                                                   of 5.0% in
                                                                   2001


Effect of 1% Change in Assumed Health                   Total CSW         CPL         PSO       SWEPCO       WTU
                                                       -------------   -----------------------------------------------
  Care Cost Trend Rate                                 (millions)     (thousands)

1% Increase
  Service cost plus interest cost                           $ 4        $ 1,096       $ 801      $ 871       $ 524
  APBO                                                       28          8,162       6,404      6,404       3,693

1% Decrease
  Service cost plus interest cost                          $ (3)        $ (917)     $ (678)    $ (727)     $ (437)
  APBO                                                      (24)        (7,070)     (5,584)    (5,538)     (3,192)


         As permitted, the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plan.



                                      2-77

6.  JOINTLY OWNED ELECTRIC UTILITY PLANT

      The U.S. Electric Operating Companies are parties to various joint ownership agreements with other non-affiliated entities. Such agreements provide for the joint ownership and operation of generating stations and related facilities, whereby each participant bears its share of the project costs. At December 31, 1999, the U.S. Electric Operating Companies had undivided interests in five such generating stations and related facilities as shown in the following table.

                                 CPL        SWEPCO       SWEPCO        SWEPCO      CSW(1)
                                 STP      Flint Creek    Pirkey      Dolet Hills  Oklaunion
                            Nuclear Plant  Coal Plant Lignite Plant Lignite Plant Coal Plant
                            ----------------------------------------------------------------
                                                     ($ millions)

      Plant in service          $2,352       $82          $435           $231      $400
      Accumulated depreciation     746        52           204             99       143
      Plant capacity-MW          2,501       528           675            650       690
      Participation               25.2%     50.0%         85.9%          40.2%     78.1%
      Share of capacity-MW         630       264           580            262       539

   (1) CPL, PSO and WTU have joint ownership agreements with each other and other non-affiliated entities. Such agreements provide for the joint ownership and operation of Oklaunion Power Station. Each participant provided financing for its share of the project, which was placed in service in December 1986. CPL's 7.8%, PSO's 15.6% and WTU's 54.7% ownership interest represents CSW's 78.1% participation in the plant. The statements of income reflect CPL's, PSO's and WTU's respective portions of the operating costs of Oklaunion Power Station. The total investments, including AFUDC, in Oklaunion Power Station for CPL, PSO and WTU were $37 million, $81 million and $282 million, respectively, at December 31, 1999. Accumulated depreciation was $13 million, $36 million and $94 million for CPL, PSO and WTU, respectively, at December 31, 1999.


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

      Securities available for sale
      The fair values, which are based on quoted market prices, equal the carrying amounts as stated on the balance sheet as prescribed by SFAS No. 115. See ITEM 8. NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

      Long-term debt
      The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to CSW for debt of the same remaining maturities.

                                      2-78

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

CARRYING VALUE AND
ESTIMATED FAIR VALUE         CSW           CPL        PSO       SWEPCO       WTU
                          ----------   ----------------------------------------------
                          (millions)                     (thousands)
Long-term debt
   1999 carrying amount      $3,821     $1,304,541   $364,516   $495,973    $263,686
            fair value        3,828      1,285,083    358,437    491,759     258,220
   1998 carrying amount       3,938      1,225,706    384,064    543,741     303,519
            fair value        4,025      1,223,502    405,163    546,450     323,202

Trust Preferred
Securities
   1999 carrying amount         335        150,000     75,000    110,000          --
            fair value          290        129,360     63,390     97,372          --
   1998 carrying amount         335        150,000     75,000    110,000          --
            fair value          345        154,875     77,640    112,772          --

Long-term debt and
preferred stock due
within 12 months
   1999 carrying amount         256        150,000     20,000     45,595      40,000
            fair value          256        150,000     20,000     45,595      40,000
   1998 carrying amount         169        125,000         --     43,932          --
            fair value          169        125,000         --     43,932          --

      Commodity Contracts
      CSW utilizes commodity forward contracts which contain pricing and/or volume terms designed to stabilize market risk associated with fluctuations in the price of natural gas used in generation and electric energy sold under firm commitments with certain of our customers.

      During 1999 and 1998, CSW did not utilize any contracts for commodities that would be classified as a financial instrument under generally accepted accounting principles, since physical delivery of natural gas and electricity may, and most frequently does, occur pursuant to these contracts. These contracts are, however, the major part of CSW's risk management program.

      Based on year-end contractual commitments, CSW's natural gas futures and swap contracts and electricity forward contracts that are sensitive to changes in commodity prices include fair value of assets of $157,260 and fair value of liabilities of $396,440. These swap and future contracts hedge their related commodity price exposure for 2000. Cash outflows on the swap agreements should be offset by increased margins on electricity sales to customers under tariffed rates with fixed fuel costs. The electricity forward contracts hedge a portion of CSW's energy requirements through February 2000. The average contract price for forward purchases is $30 per MWH and $2.32 per MMbtu. The average price for natural gas futures contracts is $2.47 per MMbtu and $2.37 MMbtu for swaps.

      Cross-currency swaps and SEEBOARD's electricity contracts for differences The fair value of cross currency swaps reflect third-party valuations calculated using proprietary pricing models. Based on these valuations, CSW's position in these cross currency swaps represented an unrealized loss of $41.8 million at December 31, 1999. This unrealized loss is offset by unrealized gains

                                      2-79
related to the underlying transactions being hedged. CSW expects to hold these contracts to maturity. The fair value of SEEBOARD's contracts for differences is not determinable due to the absence of a trading market.

                                              Expected        Expected Cash
                                            Cash Inflows        Outflows
Contract                Maturity Date     (Maturity Value)   (Market Value)
-----------------------------------------------------------------------------
                                                     (millions)
Cross currency swaps   August 1, 2001           $200              $213
Cross currency swaps   August 1, 2006           $200              $229


8.    LONG-TERM DEBT

      The CSW System's long-term debt outstanding as of the end of the last two years is presented in the following table.

         Maturities              Interest Rates             December 31,
      From          To          From          To          1999        1998
  -----------------------------------------------------------------------------
                                                             (millions)
  Secured bonds
  2001          2025             5.25%       7.75%      $1,452       $1,824

  Unsecured bonds
  2001          2030             3.33%(1)    8.88%       1,701        1,359

  Notes and Lease
  Obligations
  2001          2021             5.91%       9.25%         672          765

  Unamortized discount                                      (4)         (10)
                                                      -------------------------
                                                        $3,821       $3,938
                                                      -------------------------
  (1) Variable rate.
  --------------------------

      The mortgage indentures, as amended and supplemented, securing FMBs issued by the U.S. Electric Operating Companies, constitute a direct first mortgage lien on substantially all electric utility plants. The U.S. Electric Operating Companies may offer additional FMBs, medium-term notes and other securities subject to market conditions and other factors.

      CSW's year end weighted average cost of long-term debt was 7.0% for 1999, 7.3% for 1998 and 7.2% for 1997. For additional information about the U.S. Electric Operating Companies' long-term debt, see their Statements of Capitalization in the Financial Statements.

      Annual Requirements
      Certain series of outstanding FMBs have annual sinking fund requirements, which are generally 1% of the amount of each such series issued. These requirements may be, and generally have been, satisfied by the application of net expenditures for bondable property in an amount equal to 166-2/3% of the annual requirements. Certain series of pollution control revenue bonds also have sinking fund requirements. At December 31, 1999, the annual sinking fund requirements and annual maturities (including sinking fund requirements) for all long-term debt for the next five years are presented in the following table.


2-80

                            CSW        CPL       PSO      SWEPCO      WTU
                          --------------------------------------------------
                          (millions)           (thousands)
                                   -----------------------------------------
      Sinking fund
      Requirements

      2000                      $1       $--       $--      $595       $--
      2001                       1        --        --       595        --
      2002                       1        --        --       595        --
      2003                       1        --        --       595        --
      2004                       1        --        --       595        --

      Annual Maturities

      2000                    $256  $150,000   $20,000   $45,595   $40,000
      2001                     421        --    20,000       595        --
      2002                     151   115,000        --       595    35,000
      2003                     388    50,000   100,000    55,595        --
      2004                     271   100,000    50,000    40,595    80,000

      Dividends
      At December 31, 1999, approximately $1.5 billion of CSW's subsidiary companies' retained earnings were available for payment of cash dividends by such subsidiaries to CSW. The amounts of retained earnings available for dividends attributable to each of the U.S. Electric Operating Companies at December 31, 1999.

CPL - $764 million  PSO - $142 million  SWEPCO - $288 million WTU - $116 million

      Long-term Debt

      CPL
      On February 16, 2000, CPL sold $150 million of unsecured floating rate notes. The notes will have a two-year final maturity of February 22, 2002, but may be redeemed at par after one year. The interest rate will reset quarterly at the then current three-month LIBOR plus 0.45%. The initial rate, which was set February 18, 2000, was 6.56%. Net proceeds of $149.6 million will be used to refund $100 million of FMBs maturing April 1, 2000 and repay a portion of short-term debt. CPL is replacing FMBs with unsecured debt, which provides more financial flexibility as CPL unbundles its electric operations.

      On May 1, 1999, $100 million of CPL's 7.50% Series JJ FMBs matured and on December 1, 1999, $25 million of CPL's 7.125% Series DD FMBs matured. In June 1999, CPL reacquired $25 million of its 7.50% Series II FMBs due April 1, 2023.

      In November 1999, CPL issued $200 million of unsecured floating rate notes maturing November 23, 2001 and callable at par November 23, 2000. The interest rate will reset quarterly at the then current three-month LIBOR plus 0.60%.

      In November and December 1999, Matagorda sold, for the benefit of CPL, $111.7 million of 4.90% Series 1999A and $50 million of 4.95% Series 1999B unsecured tax exempt PCRBs. The bonds mature in 2030 but will be subject to remarketing and an interest rate reset in two years. The proceeds were used to refund $111.7 million aggregate principal amount of outstanding 7.50% Series T due December 15, 2014 and will be used to refund $50 million aggregate principal amount of outstanding 7.50% Series AA due March 21, 2020.


                                      2-81

      In September 1998, CPL reacquired $36 million principal amount outstanding of Series L FMBs, in its entirety, at a call price of 100.53.

      PSO
      In July 1999, the Oklahoma Development Finance Authority sold for the benefit of PSO $33.7 million of 4.875% unsecured tax exempt pollution control revenue refunding bonds. The bonds mature in fifteen years but will be subject to remarketing and an interest rate reset in five years. In August 1999, the proceeds were used to refund $33.7 million aggregate principal amount of outstanding Oklahoma Environmental Finance Authority (PSO Project) 5.9% Series A bonds due December 1, 2007.

      In September 1998, PSO reacquired $25 million principal amount outstanding of Series K and $30 million principal amount outstanding of Series L FMBs, in their entirety, at call prices of 100 and 100.77, respectively.

      SWEPCO
      In the first quarter of 2000, SWEPCO sold $150 million of unsecured floating rate notes. The bonds will have a two-year final maturity of March 1, 2002, but may be redeemed at par after one year. The interest rate will reset quarterly at the then current three-month LIBOR plus 0.23%. The initial rate, which was set March 1, 2000, was 6.34%. Net proceeds of $149.6 million will be used to refund $45 million of FMBs maturing April 1, 2000 and to repay of a portion of outstanding short-term indebtedness.

      On September 1, 1999, $40 million of SWEPCO's 6.125% Series W FMBs matured.

      The reacquisitions and maturities were funded with short-term debt and with proceeds from the issuance of the floating rate notes.

      Reference is made to ITEM 7. MD&A, LIQUIDITY AND CAPITAL RESOURCES for further information related to long-term debt, including new issues and reacquisitions of long-term debt during 1999.


9.    PREFERRED STOCK

      The outstanding preferred stock of the U.S. Electric Operating Companies as of the end of the last two years is presented in the following table.

                                                                Current
                                    Dividend   December 31, Redemption Price
                                      Rate
                                   From   To   1999   1998      From - To
                                  --------------------------------------------
                                                (millions)
Not subject to mandatory
redemption
     182,907 shares                 4.00% -     $18    $19  $103.19 - $107.00
                                     5.00%
                                    Auction      --    160
   Issuance expenses/premiums                    --     (3)
                                               -------------
                                                $18   $176
                                               -------------
Total authorized shares
     6,405,000

      All of the outstanding preferred stock is redeemable at the option of the U.S. Electric Operating Companies upon 30 days' notice at the current redemption price per share. During November and December 1999, CPL called $75 million of

                                      2-82
its money market preferred stock and $85 million of its Series A and Series B preferred stock at par. During 1997, SWEPCO redeemed $1.2 million pursuant to its annual sinking fund requirement. During 1997, each of the U.S. Electric Operating Companies reacquired a significant portion of its outstanding preferred stock. As a result of differences between the dividend rates on the reacquired securities and prevailing market rates, CSW realized an overall gain of approximately $10 million on the transactions. This gain is shown separately, as Gain on Reacquired Preferred Stock, on the Consolidated Statements of Income.

      CPL
      The dividends on CPL's $160 million auction and money market preferred stocks are adjusted every 49 days, based on current market rates. The dividend rates averaged 4.3%, 4.4% and 4.3% during 1999, 1998 and 1997, respectively. In November and December 1999, CPL called $75 million of its money market preferred stock and $85 million of its Series A and Series B Auction Preferred Stock at par.

      SWEPCO
      On April 1, 1998, SWEPCO called the remaining 274,010 shares of its $100 par value 6.95% preferred stock. SWEPCO used short-term debt to fund the redemption.

      For additional information about the U.S. Electric Operating Companies' preferred stock, see their Statements of Capitalization in the Financial Statements.


10.   TRUST PREFERRED SECURITIES

      The following Trust Preferred Securities issued by the wholly-owned statutory business trusts of CPL, PSO and SWEPCO were outstanding at December 31, 1999. They are classified on the balance sheets as CPL, PSO or SWEPCO Obligated, Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures of CPL, PSO or SWEPCO, respectively.

                                                    Amount      Description of Underlying
Business Trust        Security            Units   (millions)    Debentures of Registrant
-----------------------------------------------------------------------------------------

CPL Capital I       8.00%, Series A     6,000,000    $150    CPL,    $154.6 million, 8.00%, Series A
PSO Capital I       8.00%, Series A     3,000,000      75    PSO,     $77.3 million, 8.00%, Series A
SWEPCO Capital I   7.875%, Series A     4,400,000     110    SWEPCO, $113.4 million,7.875%, Series A
                                     ---------------------
                                       13,400,000    $335
                                     ---------------------

      Each of the business trusts will be treated as a subsidiary of its parent company. The only assets of the business trusts are the subordinated debentures issued by their parent company as specified above. In addition to the obligations under their subordinated debentures, each of the parent companies has also agreed to a security obligation which represents a full and unconditional guarantee of its capital trust obligation.


11.   SHORT-TERM FINANCING

      The CSW System uses short-term debt, primarily commercial paper, to meet fluctuations in working capital requirements and other interim capital needs. CSW has established a money pool to coordinate short-term borrowings for certain subsidiaries and also incurs borrowings outside the money pool for other subsidiaries. As of December 31, 1999, CSW had revolving credit facilities totaling $1.4 billion to backup its commercial paper program. At December 31, 1999, CSW had $1.3 billion outstanding in short-term borrowings. The maximum amount of such short-term borrowings outstanding during the year, which had a

                                      2-83
weighted average interest yield for the year of 5.5%, was $1.4 billion during December 1999.

      CSW Credit, which does not participate in the money pool, issues commercial paper on a stand-alone basis. At December 31, 1999, CSW Credit had a $1.2 billion revolving credit agreement that is secured by the assignment of its receivables to back up its commercial paper program which had $754 million outstanding. The maximum amount of such commercial paper outstanding during the year, which had a weighted average interest yield for the year of 5.3%, was $1.0 billion during August 1999.


12.   COMMON STOCK

      CSW's basic earnings per share of common stock are computed by dividing net income for common stock by the average number of common shares outstanding for the respective periods. Diluted earnings per share reflect the potential dilution that could occur if all options outstanding under CSW's stock incentive plan were converted to common stock and then shared in the income for common stock. CSW's basic earnings per share equalled diluted earnings per share for each of the years 1997-1999. CSW's dividends per common share reflect per share amounts paid for each of the periods.

      CSW can issue common stock, either through the purchase and reissuance of shares from the open market or by issuing original shares, through the LTIP, a stock option plan, PowerShare and Retirement Savings Plan. CSW began funding these plans through open market purchases, effective April 1, 1997. Information concerning common stock activity issued through the LTIP, the stock option plan, PowerShare and the Retirement Savings Plan is presented in the following table.

                                       1999               1998                1997
                                  -----------------------------------------------------

  Number of new shares issued           41                 372                 765
   (thousands)
  Range of stock price for new    $23 1/8 - $26 7/16 $25 5/8 - $30 1/16  $21 1/4 - $25 5/8
    shares
  New common stock equity               $1                 $10                 $20
  (millions)


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

      CSW may grant options for up to 4.0 million shares of CSW common stock under the stock option plan. Under the stock option plan, the option exercise price equals the stock's market price on the date of grant. The grant vests over three years, one-third on each of the three anniversary dates of the grant and expires 10 years after the original grant date. CSW has granted 2.8 million shares through December 31, 1999. A summary of the status of CSW's stock option plan at December 31, 1999, 1998, and 1997 and the changes during the years then ended is presented in the following table.

                                      2-84


                             1999                           1998                        1997
                     -------------------------------------------------------------------------------------
                                    Weighted                      Weighted                     Weighted
                      Shares         Average         Shares        Average       Shares         Average
                     (thousands)  Exercise Price   (thousands) Exercise Price  (thousands)  Exercise Price

Outstanding at
  beginning of year    1,446            $24            1,902          $24          1,412           $26
Granted                   --             --               --           --            694            21
Exercised                (37)            23             (337)          24             --            --
Canceled                 (30)            26             (119)          24           (204)           28
                     ----------                      ----------                   ---------
Outstanding at end
  of year              1,379             24            1,446           24          1,902            24


Exercisable at end     1,178        not applicable     1,010      not applicable   1,162      not applicable
  of year


                                      2-85

14.   BUSINESS SEGMENTS

      CSW's business segments at December 31, 1999, included U.S. Electric and U.K. Electric. Eight additional non-utility companies are included with CSW in Other and Reconciling Items (CSW Energy, CSW International, C3 Communications, EnerShop, CSW Energy Services, CSW Credit, CSW Leasing and CSW Services). CSW's business segment information is presented in the following tables.


                                 U.S.      U.K.    Other  Reconciling  CSW
                               Electric Electric  Segments  Items   Consolidated
                               -------------------------------------------------
                                                    (millions)
1999
Operating revenues                $3,524   $1,705    $342     $(34)   $5,537
Depreciation and amortization        400      128      24        --      552
Interest income                       10        6      92       (54)      54
Interest expense                     196      105     159       (54)     406
Operating income tax expense         191        6       7        --      204
Net income from equity method
  subsidiaries                        --       --      --        --       --
Income before extraordinary item     370      113     508      (522)     469
Extraordinary loss -
  discontinuance of SFAS  No. 71      (8)      --      --        --       (8)
Extraordinary loss - loss on
  reacquired debt                     (6)      --      --        --       (6)
Total assets                       9,391    3,024   7,217    (5,470)  14,162
Investments in equity method
  subsidiaries                        17       --      --        --       17
Capital expenditures                 474      153     138        --      765

1998
Operating revenues                $3,488   $1,769    $258      $(33)  $5,482
Depreciation and amortization        399       95      27        --      521
Interest income                        6        6      73       (55)      30
Interest expense                     197      116     160       (57)     416
Operating income tax expense         235        1     (33)       --      203
Net income from equity method
  subsidiaries                       (1)      --      --        --       (1)
Income before extraordinary item     374      117     441      (492)     440
Total assets                       9,151    3,032   6,656    (4,942)  13,897
Investments in equity method
  subsidiaries                        15       --      --        --       15
Capital expenditures                 313      106     100        --      519

1997
Operating revenues                $3,321   $1,870    $112      $(35)  $5,268
Depreciation and amortization        389       92      16        --      497
Interest income                        8       12      34       (34)      20
Interest expense                     212      120     105       (23)     414
Operating income tax expense         144       31     (24)       --      151
Net income from equity method
  subsidiaries                        (1)      --      --        --       (1)
Income before extraordinary item     289      117     149      (226)     329
Extraordinary loss U.K.
  windfall profits tax                --     (176)     --        --     (176)
Total assets                       9,337    2,931   6,267    (4,919)  13,616
Investments in equity method
  subsidiaries                        15       --      --        --       15
Capital expenditures                 346      126     279        --      751

Products and Services
The U.S. Electric Operating Companies' products and services primarily consist of the generation, transmission and distribution of electricity. The U.K. Electric segment's primary lines of business are the supply and distribution of electricity. CSW is currently developing computer systems to provide information by product and services rather than by legal entity.


                                      2-86

Geographic Areas

                                        Revenues
                    ----------------------------------------------------
                     United       United                        CSW
                     States       Kingdom    Other Foreign  Consolidated
                    ----------------------------------------------------
                                        (millions)
1999                 $3,828        $1,705            $4        $5,537
1998                  3,705         1,769             8         5,482
1997                  3,390         1,870             8         5,268


                                     Long-Lived Assets
                    ----------------------------------------------------
                     United       United                        CSW
                     States       Kingdom    Other Foreign  Consolidated
                    ----------------------------------------------------
                                        (millions)

1999                 $7,850       $2,499           $257        $10,606
1998                  7,831        2,530            201         10,562
1997                  7,801        2,551            254         10,606


15.   PROPOSED AEP MERGER

      On December 22, 1997, CSW and AEP announced that their boards of directors had approved a definitive merger agreement for a tax-free, stock-for-stock transaction. The combined company would serve more than 4.7 million customers in 11 states and approximately 4 million customers outside the United States. On May 27, 1998, AEP shareholders approved the issuance of the additional shares of stock required to complete the merger. On May 28, 1998, CSW stockholders approved the merger. On December 16, 1999, the merger agreement was amended to extend the term of the agreement to June 30, 2000. After June 30, 2000, either party may terminate the merger agreement if the merger has not been consummated.

      AEP is subject to the information requirements of the Securities and Exchange Act of 1934, as amended, and in accordance therewith, files reports and other information with the SEC. For additional information related to AEP, see AEP's Current Reports on Form 8-K, its Quarterly Reports on Form 10-Q and its Annual Report on Form 10-K and the documents referenced therein.

      Under the AEP merger agreement, each common share of CSW will be converted into 0.6 share of AEP common stock. CSW stockholders will own approximately 40% of the combined company. CSW plans to continue to pay dividends on its common stock until the closing of the AEP Merger at approximately the same times and rates per share as in 1999, subject to continuing evaluation of CSW's earnings, financial condition and other factors by the CSW board of directors.

      Under the AEP merger agreement, there will be no changes required with respect to the public debt issues, the outstanding preferred stock or the Trust Preferred Securities of CSW's subsidiaries.

      AEP and CSW anticipate net savings related to the merger of approximately $2 billion over a 10-year period from the elimination of duplication in corporate and administrative programs, greater efficiencies in operations and business processes, increased purchasing efficiencies and the combination of the two work forces. As a result of the approved settlement and agreement with the state commissions in CSW and AEP's respective service territories, AEP and CSW have agreed to guarantee that approximately 55% of those savings will be passed through to their customers. AEP and CSW continue to seek opportunities for additional saving and expect to realize significant additional savings based upon the work of the merger transitions teams over the last two years. The

                                      2-87
preceding discussion constitutes forward-looking information within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information. See FORWARD-LOOKING INFORMATION.

      The electric systems of AEP and CSW will operate on an integrated and coordinated basis as required by the Holding Company Act. AEP and CSW project fuel savings of approximately $98 million over a 10-year period resulting from the coordinated operation of the combined company, which will be passed through to customers.

      The AEP merger agreement contains covenants and agreements that restrict the manner in which the parties may operate their respective businesses until the time of closing of the merger. In particular, without the prior written consent of AEP, CSW may not engage in a number of activities that could affect its sources and uses of funds. Pending closing of the merger, CSW's and its subsidiaries' strategic investment activity, capital expenditures and non-fuel operating and maintenance expenditures are limited to specific agreed upon projects and in agreed upon amounts. In addition, prior to consummation of the merger, CSW and its subsidiaries are restricted from:

- Issuing shares of common stock other than pursuant to employee benefit plans;

- Issuing shares of preferred stock or similar securities other than to refinance existing obligations or to fund permitted investment or capital expenditures; and

- Incurring indebtedness other than pursuant to existing credit facilities, in the ordinary course of business, or to fund permitted projects or capital expenditures. These limitations do not preclude CSW and its subsidiaries from making investments and expenditures in amounts previously budgeted.

      Cook Nuclear Plant
      On June 25, 1999, AEP announced a comprehensive plan to restart the idle Cook nuclear power plant. Unit 2 is scheduled to return to service in April 2000, and Unit 1 is scheduled to return to service in September 2000. AEP stated that its announcement follows a comprehensive systems readiness review of all operating systems at Cook nuclear power plant and a cost/benefit analysis of whether to restart the plant or shut it down completely. Plant officials originally shut down both units of the facility, located in Bridgman, Michigan, in September 1997 because of questions raised during a design inspection by the NRC. AEP estimated that its costs to restart the idle plant should be approximately $574 million, of which $373 million has been spent through December 31, 1999.

      On February 24, 2000, AEP announced a three-week delay in the planned April 1, 2000 restart. The delay is due to issues encountered during testing of equipment necessary for core reload and power operations of its Cook Unit 2. The testing process continues and may still encounter additional items that could extend the delay.

      Merger Regulatory Approvals
      The merger is conditioned, among other things, upon the approval of several state and federal regulatory agencies. Some of the merger conditions cannot be waived by the parties.

      State Regulatory Commissions
      Arkansas
      On June 12, 1998, AEP and CSW jointly filed a request with the Arkansas Commission for approval of the proposed merger. The Arkansas Commission issued an order approving the merger on August 13, 1998, subject to approval of the associated regulatory plan. On December 17, 1998, the Arkansas Commission issued a final order granting conditional approval of a stipulated agreement related to

                                      2-88
a proposed merger regulatory plan. The stipulated agreement calls for SWEPCO to reduce rates through a net merger savings rider for its Arkansas retail customers by $6 million over the five-year period following completion of the merger. The Arkansas Commission order notes the possibility of decisions in other jurisdictions adversely affecting provisions of the stipulated agreement. Consequently, the Arkansas Commission conditioned its final order on its consideration of approval of the merger in other state and federal jurisdictions.

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

      Under the partial settlement agreement, AEP and CSW would:

- Share merger savings with Oklahoma customers as well as AEP shareholders, effective with the merger closing;

-  Not increase Oklahoma base rates prior to January 1, 2003;

- File by December 31, 2001 with the FERC an application to join a regional transmission organization; and

- Establish additional quality of service standards for PSO's retail customers. Oklahoma's share of the $50.2 million in guaranteed net merger savings over the first five years after the merger is consummated would be split between Oklahoma customers and AEP shareholders, with customers receiving approximately 55% of the savings.


                                      2-89

      The Oklahoma Commission has withdrawn its opposition to the merger at the FERC.

      Texas
      On April 30, 1998, AEP and CSW jointly filed a request with the Texas Commission for a finding that the merger is in the public interest.

      On May 4, 1999, AEP and CSW announced a proposed settlement with several intervenor groups for the proposed merger between AEP and CSW. The settlement would result in combined rate reductions totaling $221 million over a six-year period for Texas customers of the three CSW Texas Electric Operating Companies if the merger is completed as planned and issues are resolved associated with the three CSW Texas Electric Operating Companies rate and fuel reconciliation proceedings.

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

      Additional rate-reduction riders will be implemented to resolve issues associated with the three CSW Texas Electric Operating Companies rate and fuel reconciliation proceedings and court appeals in Texas. The settlement provides for an additional reduction of $136.6 million, which will be implemented over the six years following completion of the merger.

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

      FERC
      On April 30, 1998, AEP and CSW jointly filed a request with the FERC for approval of their proposed merger. On May 25, 1999, AEP and CSW announced they had reached a settlement with the FERC trial staff resolving competition and rate issues that related to the proposed merger. On July 13, 1999, AEP and CSW reached an additional settlement with the FERC trial staff resolving energy exchange pricing issues. The settlements were submitted to the FERC for approval. Hearings at the FERC concluded on July 19, 1999. On November 23, 1999, the ALJ who presided over the FERC merger hearing issued a recommendation to the FERC that the merger be approved and found that the proposed merger is in the public interest.


                                      2-90

      On March 15, 2000, the FERC conditionally approved the merger. Conditions placed on the merger include:

- Transfer operational control of AEP's east and west transmission systems to a fully-functioning, FERC-approved regional transmission organization by December 15, 2001, which is the same implementation date included in the FERC's general order for regional transmission organizations that applies to all transmission-owning utilities.

- Two interim transmission-related mitigation measures consisting of market monitoring and independent calculation and posting of available transmission capacity to monitor the operation of AEP's east transmission system.

- Divestiture of 550 MW of generating capacity comprised of 300 MW of capacity in SPP and 250 MW of capacity in ERCOT. The FERC will require AEP and CSW to divest their entire ownership interest in the generating facilities that are to be divested. Alternatively, AEP and CSW may choose to divest the same or greater amount of capacity from different generating plants in their entirety. However, such generating plants must be of similar cost, operation and location characteristics of generating plants AEP and CSW originally proposed.

- AEP and CSW must complete divestiture of the ERCOT capacity by March 15, 2001 and divestiture of the SPP capacity by July 1, 2002.

      The FERC found that certain energy sales in SPP and ERCOT would be reasonable and effective interim mitigation measures until completion of the required SPP and ERCOT divestitures. The FERC will require the proposed interim energy sales to be in effect when the merger is consummated.

      AEP and CSW must notify the FERC by March 30, 2000 whether they accept the condition that they transfer operational control of their transmission facilities to a fully-functioning, FERC-approved regional transmission organization by December 15, 2001 and the condition requiring the interim mitigation measures. If AEP and CSW accept the conditions, then AEP and CSW must make a compliance filing at least 60 days prior to consummation of the merger describing their plan to implement the interim mitigation measures. AEP and CSW intend to make this compliance filing on a date that would permit completion of the merger in the second quarter of 2000. AEP and CSW believe they can address the conditions.

      NRC
      On June 19, 1998, CPL filed a license transfer application with the NRC requesting the NRC's consent to the indirect transfer of control of CPL's interests in the NRC licenses issued for STP from CSW to AEP. CPL would continue to own its 25.2% interest in STP, and CPL's name would remain on the NRC operating license. On November 5, 1998, the NRC approved the license transfer application with a condition that the merger must be completed by December 31, 1999. The NRC has extended the condition relating to completion of the merger to June 30, 2000.

      Other Federal
      On October 13, 1998, AEP and CSW jointly filed an application with the SEC for approval of the proposed merger. The SEC merger filing requests approval of the merger and related transactions and outlines the expected combined company benefits of the merger to AEP and CSW customers and shareholders. Since then, AEP and CSW have filed four amendments to the application. Several parties have filed petitions opposing the proposed merger at the SEC which have not been withdrawn.

      On July 29, 1999, applications were made with the FCC to authorize the transfer of control of licenses of several CSW entities to AEP. In February 2000, the FCC approved the transfer which will be effective upon completion of the proposed merger.


                                      2-91

      On July 26,  1999,  AEP and CSW  submitted  filings to the  Department  of
Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. On February 2, 2000, AEP and CSW announced that their proposed merger received antitrust clearance from the Department of Justice.

      United Kingdom
      CSW has a 100% interest in SEEBOARD, and AEP has a 50% interest in Yorkshire. The proposed merger of CSW into AEP would result in common ownership of these United Kingdom entities. On January 25, 2000, the United Kingdom's Department of Trade and Industry approved the common ownership of the United Kingdom entities that would result from the proposed merger, subject to certain conditions concerning the separate operation of their respective distribution and supply businesses.

      Other
      On April 20, 1999, AEP reached a settlement with the Indiana Utility Regulatory Commission staff addressing matters pertinent to Indiana regarding the proposed merger. The Indiana Utility Regulatory Commission approved the settlement on April 26, 1999. The settlement agreement resulted from an investigation of the proposed merger between AEP and CSW initiated by the Indiana Utility Regulatory Commission.

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

      AEP and CSW also have reached settlements with the Missouri Public Service Commission, the Michigan Public Service Commission and various wholesale customers and intervenors in the FERC merger proceeding.

      Completion of the Merger
      AEP and CSW have targeted consummation of the AEP Merger in the second quarter of 2000. The merger is conditioned, among other things, upon the approval of several state and federal regulatory agencies. All of such approvals, except from the SEC, have been obtained. The transaction must satisfy many conditions, including the condition that it must be accounted for as a pooling of interests. The parties may not waive some of these conditions. AEP

                                      2-92
and CSW continue the process of seeking regulatory approvals, but there can be no assurance as to when, on what terms or whether the required approvals will be received. After June 30, 2000, either CSW or AEP may terminate the merger agreement if all of the conditions to its obligation to close have not been satisfied. There can be no assurance that the AEP Merger will be consummated.

      Merger Costs
      As of December 31, 1999, CSW had deferred $43 million in costs related to the AEP Merger on its consolidated balance sheet, which will be charged to expense if AEP and CSW do not complete their proposed merger. If the merger is consummated, such costs would be recovered in rates pursuant to merger sharing provisions contained in the state settlement agreements.


16.   EXTRAORDINARY ITEMS

      Texas Electric Operating Companies Discontinuance of SFAS No. 71
      The discontinuance of SFAS No. 71 in 1999 for SWEPCO's Arkansas and Texas generation business and WTU's Texas generation business created certain write-offs for those companies, which are categorized as extraordinary losses on their income statements. The extraordinary loss at SWEPCO was $3.0 million. The extraordinary loss at WTU was $5.5 million. The extraordinary loss in 1999 at CPL was $5.5 million as a result of the write-off of losses on the reacquisition of long-term debt associated with generation-related assets. See ITEM 8. NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - Electric Utility Restructuring Legislation for additional discussion of discontinuing SFAS No. 71.

      United Kingdom Windfall Profits Tax
      In the general election held in the United Kingdom on May 1, 1997, the United Kingdom's Labour Party won control of the government with a considerable majority. Prior to the general election, the Labour Party had announced that if elected, it would impose a windfall profits tax on certain industries in the United Kingdom, including the privatized utilities, to fund a variety of social improvement programs. On July 2, 1997, the one-time windfall profits tax was introduced in the Labour Party's budget and the legislation enacting the tax subsequently was passed during the third quarter of 1997. Accordingly, during the third quarter of 1997, SEEBOARD U.S.A. accrued, as an extraordinary item, (pound)109.5 million (or $176 million when converted at (pound)1.00 = $1.61) for a one-time windfall profits tax enacted by the United Kingdom government.

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


17.   NEW ACCOUNTING STANDARDS

      SFAS No. 133 as amended by SFAS No. 137
      SFAS No. 133 as amended by SFAS No. 137 is effective for fiscal years beginning after June 15, 2000 or January 1, 2001, for calendar year entities. SFAS No. 133 replaces existing pronouncements and practices with a single integrated accounting framework for derivatives and hedging activities and eliminates previous inconsistencies in generally accepted accounting principles. SFAS No. 133 expands the accounting definition of derivatives, which had focused on freestanding contracts (futures, forwards, options and swaps) to include embedded derivatives and many commodity contracts. All derivatives will be reported on the balance sheet either as an asset or liability measured at fair value. Changes in a derivative's fair value will be recognized currently in

                                      2-93
earnings unless specific hedge accounting criteria are met. CSW has established a project team to implement SFAS No. 133. CSW has not yet quantified the effects of adopting SFAS No. 133 on its financial statements, although application of SFAS No. 133 could increase volatility in earnings and other comprehensive income. See ITEM 7. MD&A - NEW ACCOUNTING STANDARDS.


18.   SOUTH AMERICAN INVESTMENTS

      Through November 1999, CSW International had purchased a 36% equity interest in Vale for $80 million. CSW International also extended $100 million of debt convertible to equity in Vale in 1998. In December of 1999, CSW International converted $69 million of the $100 million into equity, thereby raising the equity interest to 44%. CSW International anticipates converting the remaining debt into equity over the next two years.

      In January 1999, amid market instability, the Brazilian government abandoned its policy of pegging the Brazilian Real in a range against the dollar. This action resulted in a 49% devaluation of the Brazilian currency by the end of December 1999. Vale is unfavorably affected by the devaluation due primarily to the revaluation of foreign denominated debt.

      CSW International has a put option, which, if exercised, requires Vale to purchase CSW International shares at a minimum price equal to the U.S. dollar equivalent of the purchase price for Vale. As a result of the put option arrangement, management has concluded that CSW International's investment carrying amount will not be reduced below the put option value unless there is deemed to be a permanent impairment. Pursuant to the put option arrangement, CSW International will not recognize its proportionate share of any future earnings until its proportionate share of any losses of Vale is recognized. At December 31, 1999, CSW International had deferred losses, after tax, of approximately $21 million related to its Vale investment. CSW International views its investment in Vale as a long-term investment, which has significant long-term value and is recoverable. Management will continue to closely evaluate the changes in the Brazilian economy and its impact on CSW International's investment in Vale.

      As of December 31, 1999, CSW International had invested $110 million in stock of a Chilean electric company. The investment is classified as securities available for sale and accounted for by the cost method. Based on the current market value of the shares and the year end foreign exchange rate, the value of the investment at December 31, 1999 was $62 million. The reduction in the carrying value of this investment has been reflected in Other Comprehensive Income in CSW's Consolidated Statements of Stockholders' Equity. Management views its investment in Chile as a long-term investment strategy and believes this investment continues to have significant long-term value and that it is recoverable. Management will continue to closely evaluate the changes in the South American economy and its impact on CSW International's investment in the Chilean electric company.


                                      2-94

19.   QUARTERLY INFORMATION (UNAUDITED)

      The following unaudited quarterly information includes, in the opinion of management all adjustments necessary for a fair presentation of such amounts. Information for quarterly periods is affected by seasonal variations in sales, rate changes, timing of fuel expense recovery and other factors.

      QUARTER ENDED                               1999        1998
      -----------------------------------------------------------------
                                               (millions, except EPS)
      March 31
      Operating Revenues                           $1,225      $1,257
      Operating Income                                147         163
      Net Income for Common Stock                      45          60
      Basic and Diluted EPS                         $0.21       $0.28

      June 30
      Operating Revenues                           $1,319      $1,344
      Operating Income                                206         214
      Net Income for Common Stock                     103         107
      Basic and Diluted EPS                         $0.49       $0.50

      September 30
      Operating Revenues                           $1,618      $1,581
      Operating Income                                335         344
      Income before Extraordinary Item                230         233
      Extraordinary Loss                               (8)         --
      Net Income for Common Stock                     222         233
      Basic and Diluted EPS before
        Extraordinary Item                          $1.08       $1.10
      Basic and Diluted EPS from
        Extraordinary Loss                         ($0.04)        $--
      Basic and Diluted EPS                         $1.04       $1.10

      December 31
      Operating Revenues                           $1,375      $1,300
      Operating Income                                178         145
      Income before Extraordinary Item                 91          40
      Extraordinary Loss                               (6)         --
      Net Income for Common Stock                      85          40
      Basic and Diluted EPS before
        Extraordinary Item                          $0.43       $0.19
      Basic and Diluted EPS from
        Extraordinary Loss                         ($0.03)        $--
      Basic and Diluted EPS                         $0.40       $0.19

      Total
      Operating Revenues                           $5,537      $5,482
      Operating Income                                866         866
      Income before Extraordinary Item                469         440
      Extraordinary Loss                              (14)         --
      Net Income for Common Stock                     455         440
      Basic and Diluted EPS before
        Extraordinary Item                          $2.21       $2.07
      Basic and Diluted EPS from
        Extraordinary Loss                         ($0.07)        $--
      Basic and Diluted EPS                         $2.14       $2.07


                                      2-95

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Central and South West
Corporation:

      We have audited the accompanying consolidated balance sheets of Central and South West Corporation (a Delaware corporation) and subsidiary companies as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows, for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of CSW UK Holdings (1999) and CSW UK Finance Company (1998 and 1997) which statements reflect total assets and total revenues of 20 percent and 31 percent in 1999, 22 percent and 32 percent in 1998 and 22 percent and 35 percent in 1997, respectively, of the related consolidated totals. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for those entities, is based solely on the reports of the other auditors.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

      In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Central and South West Corporation and subsidiary companies as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.






Arthur Andersen LLP

Dallas, Texas
February 25, 2000



                                      2-96

AUDITOR'S REPORT TO THE MEMBERS OF CSW UK HOLDINGS

      We have audited the consolidated balance sheets of CSW UK Holdings and subsidiaries as of 31 December 1999 and the related consolidated statement of earnings and statements of cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

      We conducted our audit in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSW UK Holdings and subsidiaries at 31 December 1999 and the result of their operations and cash flows for the year then ended in conformity with generally accepted accounting principles in the United Kingdom.

      Generally accepted accounting principles in the United Kingdom vary in certain significant respects from generally accepted accounting principles in the United States. Application of generally accepted accounting principles in the United States would have affected results of operations and shareholders' equity as of and for the year ended 31 December 1999 to the extent summarised in
Note 23 to the consolidated financial statements.






KPMG Audit Plc
Chartered Accountants                                                     London
Registered Auditor                                               17 January 2000




                                      2-97

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






KPMG Audit Plc
Chartered Accountants                                            London, England
Registered Auditor                                               18 January 1999




                                      2-98

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

      CSW and its subsidiaries believe that, in all material respects, its system of internal controls over financial reporting and over safeguarding of assets against unauthorized acquisition, use or disposition functioned effectively as of December 31, 1999.






E. R. Brooks                 Glenn D. Rosilier               Lawrence B. Connors
Chairman and                 Executive Vice President and    Controller
Chief Executive Officer      Chief Financial Officer


                                      2-99

                             CENTRAL POWER AND LIGHT
                                     COMPANY



                                    2-100 CPL

SELECTED FINANCIAL DATA

      The following selected financial data for each of the five years ended December 31 is provided to highlight significant trends in the financial condition and results of operations for CPL. The extraordinary loss was a result of a loss associated with the reacquisition of production-related long-term debt. Certain financial statement items for prior years have been reclassified to conform to the most recent period presented.

                                    1999 (1)     1998 (1)    1997 (1)      1996      1995
                                                (thousands, except ratios)

INCOME STATEMENT DATA
Revenues                           $1,482,475  $1,406,117  $1,376,282  $1,300,688  $1,073,469
Income before extraordinary item      188,405     161,650     128,471     147,051     206,447
Extraordinary loss on reacquired debt  (5,517)         --          --          --          --
Net Income for Common Stock           173,194     154,479     121,350     133,488     191,978

BALANCE SHEET DATA
Assets                              4,847,850   4,736,189   4,897,380   4,919,014   4,976,494
Long-term obligations (2)           1,454,541   1,375,706   1,536,336   1,413,805   1,612,705
Capitalization ratios
     Common stock equity                   48%         46%         45%         46%         43%
     Preferred stock                       --           6           5           8           8
     Trust Preferred Securities             5           5           5          --          --
     Long-term debt                        47          43          45          46          49
Ratio of earnings to fixed charges
 (SEC Method)                            3.41        3.21        2.48        2.86        2.63

(1) See CENTRAL POWER AND LIGHT COMPANY - RESULTS OF OPERATIONS for major factors affecting earnings.
(2) Long-term obligations include long-term debt and Trust Preferred Securities.


                                   2-101 CPL

CENTRAL POWER AND LIGHT COMPANY
RESULTS OF OPERATIONS

      Reference is made to CPL's Consolidated Financial Statements, related Notes to Consolidated Financial Statements and Selected Financial Data. Referenced information should be read in conjunction with, and is essential to understanding, the following discussion and analysis.


COMPARISON OF THE YEARS ENDED DECEMBER 31, 1999 AND 1998

      CPL's net income for common stock increased $18.5 million to $173.2 million during 1999 from $154.7 million in 1998. The increase was primarily the result of higher non-fuel-related revenues partially offset by an increase in other operating and maintenance expenses. Also, lower depreciation and amortization expenses, lower income tax expenses and lower interest charges contributed to the increase in net income for common stock.

      Electric operating revenues increased $76.4 million, or 5% in 1999 as compared to 1998. Fuel-related revenues increased $44.2 million due to higher fuel and purchased power expenses as discussed in the following paragraph. Non-fuel-related revenues increased $32.2 million due mainly to higher retail MWH sales resulting from increased customer demand offset in part by lower sales attributable to milder weather in 1999 and lower base rates resulting from the CPL 1997 Final Order. Additionally, non-fuel-related revenues increased resulting from changes to CSW's transmission coordination agreement offset in part by the absence in 1999 of a transmission service agreement adjustment in 1998. See ITEM 8. NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - Transmission Coordination Agreement and CPL and WTU Complaint versus Texas Utilities Electric Company (Docket No. 17285) and CPL Rate Review - Docket No. 14965.

      Fuel expense increased to $404.0 million, or $18.0 million higher in 1999 when compared to 1998 resulting primarily from a rise in the average unit fuel cost. The average unit fuel cost increased from $1.59 per MMbtu in 1998 to $1.72 per MMbtu in 1999, resulting primarily from higher spot market natural gas prices. Purchased power expense rose $28.1 million in 1999 to $68.2 million when compared to 1998. The increase was due primarily to higher economy energy purchases.

      Other operating expenses were $290.1 million during 1999, an increase of $29.2 million when compared to 1998. The increase was due primarily to higher outside service expenses associated with the Texas Legislation and securitization, as well as higher transmission expenses. The increase in transmission expense was due primarily to the settlement of the complaint with Texas Utilities Electric Company and the absence in 1999 of a transmission service agreement adjustment made in 1998 related to the final order in Texas Commission Docket No. 17285. See ITEM 8. NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - CPL and WTU Complaint versus Texas Utilities Electric Company (Docket No. 17285). Maintenance expenses increased $6.4 million in 1999 to $70.2 million due primarily to scheduled power plant repairs and maintenance, including the refueling and a 10-year inspection of STP Units 1 and 2. Depreciation and amortization expenses decreased $7.1 million, or 4% in 1999 as compared to last year due primarily to the absence of 1999 amortization associated with regulatory assets designated for securitization as well as the absence in 1999 of an accelerated capital recovery charge in 1998. Partially offsetting this decrease is a charge to reflect the excess earnings provision of the Texas Legislation and increases to depreciable plant. See ITEM 8. NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - Electric Utility Restructuring
Legislation and ITEM 7. MD&A Securitization of Generation-related Regulatory Assets and Stranded Costs.

      Taxes, other than income increased $2.9 million to $73.8 million due primarily to higher franchise tax expenses in 1999 when compared to 1998. Income tax expense associated with utility operations decreased $12.9 million for the

                                   2-102 CPL
year compared to 1998 as a result of lower taxable income in 1999, the reclassification of certain income tax related regulatory assets designated for securitization consistent with the Texas Legislation, and prior year income tax liability adjustments. The decrease in income tax expense was offset in part by the income portion of the Texas state franchise taxes. See ITEM 8. NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - Electric Utility Restructuring Legislation. and ITEM 7. MD&A Securitization of Generation-related Regulatory Assets and Stranded Costs.

      Other income and deductions increased $7.4 million resulting from higher interest income and lower non-operating income tax expense.

      Interest charges decreased $7.7 million for 1999, when compared to 1998 due primarily to lower average interest rates associated with the maturity and reacquisition of long-term debt during 1999 and 1998. See ITEM 8. NOTE 8. LONG-TERM DEBT for additional information related to the reacquisition of long-term debt. The extraordinary loss of $5.5 million was the result of the write-off of unamortized expenses associated with the reacquisition of production-related long-term debt. See ITEM 8. NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - Electric Utility Restructuring Legislation, NOTE 8. LONG-TERM DEBT, and NOTE 16. EXTRAORDINARY ITEMS. The redemption of $160 million of preferred stock resulted in a reduction of net income of $2.8 million. See ITEM
8. NOTE 9. PREFERRED STOCK for further information.


COMPARISON OF THE YEARS ENDED DECEMBER 31, 1998 AND 1997

      Net income for common stock increased $33.4 million to $154.7 million during 1998 from $121.4 million in 1997. This increase was due primarily to increased non-fuel revenues related to weather-related demand and the absence in 1998 of the provision for the CPL 1997 Final Order. The increase in net income for common stock was partially offset by a reduction in base rates associated with the CPL 1997 Final Order. See ITEM 8. NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for more information related to the CPL 1997 Final Order.

      Total electric operating revenues increased $29.8 million, or 2% in 1998 as compared to 1997. This increase was mainly attributed to increased non-fuel revenue of $91.6 million, which was a result of a 3% increase in weather-related MWH sales and the absence in 1998 of the $76.4 million provision for rate refund in 1997. In addition, electric operating revenues increased due in part to a transmission service agreement adjustment related to the final order in Texas Commission Docket No. 17285. See ITEM 8. NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - CPL and WTU Complaint versus Texas Utilities Electric Company (Docket No. 17285). The increase was partially offset by decreased fuel revenues of $30.8 million and by lower base rates resulting from the CPL 1997 Final Order.

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

      Other operating expenses were $260.8 million during 1998, a decrease of $22.8 million when compared to 1997. The decrease is primarily due to a transmission service agreement adjustment related to the final order in Texas Commission Docket No. 17285. See ITEM 8. NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - CPL and WTU Complaint versus Texas Utilities Electric Company (Docket No. 17285). Also contributing to the decrease is the absence in 1998 of a $15 million write-off of previously capitalized energy efficiency incentives, and rate case-related expenses. Maintenance expenses increased $4.0 million due primarily to flood damage, power plant repairs and storm-related tree

                                   2-103 CPL
maintenance. Depreciation and amortization expenses increased $13.5 million, or 8% in 1998 as compared to 1997 due primarily to the accelerated recovery of ECOM property recorded in 1998 related to the CPL 1997 Final Order as well as increases in depreciable and amortizable plant. Partially offsetting the increase in depreciation and amortization expenses was lower depreciation rates on non-ECOM property related to the CPL 1997 Final Order.

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

      Interest charges decreased $9.1 million during 1998 when compared to 1997 primarily as a result of the maturity of CPL's $200 million Series BB, 6% FMBs in October 1997 and $28 million Series J, 6 5/8%, FMBs that matured January 1, 1998 and the reacquisition of $36 million Series L 7% FMBs in September 1998. See ITEM 8. NOTE 8. LONG-TERM DEBT for additional information related to the reacquisition of long-term debt. The decrease was offset in part by increased distributions on Trust Preferred Securities, which were outstanding for a portion of 1997.


                                   2-104 CPL

CPL
Consolidated Statements of Income
Central Power and Light Company
-------------------------------------------------------------------------------------------------------
                                                                 For the Years Ended December 31,
                                                            -------------------------------------------
                                                               1999            1998           1997
                                                            -----------     -----------    ------------
                                                                           (thousands)

Electric Operating Revenues
    Residential                                              $ 540,452       $ 527,081       $ 541,169
    Commercial                                                 393,595         377,492         400,412
    Industrial                                                 330,629         309,543         330,481
    Sales for resale                                            75,836          66,680          70,461
    Other                                                      141,963         125,321          33,759
                                                            -----------     -----------    ------------
                                                             1,482,475       1,406,117       1,376,282
                                                            -----------     -----------    ------------
Operating Expenses and Taxes
    Fuel                                                       403,989         385,944         396,707
    Purchased power                                             68,155          40,062          56,475
    Other operating                                            290,074         260,843         283,640
    Maintenance                                                 70,165          63,779          59,791
    Depreciation and amortization                              177,702         184,805         171,349
    Taxes, other than income                                    73,823          70,927          82,909
    Income taxes                                               103,895         116,831          74,044
                                                            -----------     -----------    ------------
                                                             1,187,803       1,123,191       1,124,915
                                                            -----------     -----------    ------------

Operating Income                                               294,672         282,926         251,367
                                                            -----------     -----------    ------------

Other Income and (Deductions)
    Charges for investments and plant development costs             --              --          (2,060)
    Allowance for equity funds used during construction             --              51           1,724
    Other                                                        2,827          (1,495)          3,563
    Non-operating income taxes                                   5,286           2,204           5,050
                                                            -----------     -----------    ------------
                                                                 8,113             760           8,277
                                                            -----------     -----------    ------------

Income Before Interest Charges                                 302,785         283,686         259,644
                                                            -----------     -----------    ------------

Interest Charges
    Interest on long-term debt                                  87,413          93,301         105,081
    Distributions on Trust Preferred Securities                 12,000          12,000           7,533
    Interest on short-term debt and other                       19,498          19,506          20,613
    Allowance for borrowed funds used during construction       (4,531)         (2,771)         (2,054)
                                                            -----------     -----------    ------------
                                                               114,380         122,036         131,173
                                                            -----------     -----------    ------------

Income before Extraordinary Item                               188,405         161,650         128,471
Extraordinary loss on reacquired debt
    (net of tax of $2,971)                                      (5,517)             --              --
                                                            -----------     -----------    ------------

Net Income                                                     182,888         161,650         128,471
    Less:  Preferred stock dividends                             6,931           6,901           9,523
    Gain (Loss) on reacquired preferred stock                   (2,763)             --           2,402
                                                            -----------     -----------    ------------
Net Income for Common Stock                                  $ 173,194       $ 154,749       $ 121,350
                                                            ===========     ===========    ============


 The accompanying notes to consolidated financial statements as they relate to
                  CPL are an integral part of these statements.

                                   2-105 CPL

CPL
Consolidated Statements of Retained Earnings
Central Power and Light Company
--------------------------------------------------------------------------------
                                             For the Years Ended December 31,
                                        ----------------------------------------
                                            1999           1998           1997
                                        ------------   ------------   ----------
                                                        (thousands)

Retained Earnings at Beginning of Year    $ 739,031      $ 833,282     $ 868,932
    Net income for common stock             173,194        154,749       121,350
    Deduct:  Common stock dividends         148,000        249,000       157,000
                                        ------------   ------------   ----------
Retained Earnings at End of Year          $ 764,225      $ 739,031     $ 833,282
                                        ============   ============   ==========


















   The accompanying notes to consolidated financial statements as they relate to CPL are an integral part of these statements.

                                   2-106 CPL

CPL
Consolidated Balance Sheets
Central Power and Light Company

                                                         As of December 31,
                                                      --------------------------
                                                         1999          1998
                                                      -----------   ------------
                                                             (thousands)
ASSETS
Electric Utility Plant
    Production                                        $ 3,152,319   $ 3,146,269
    Transmission                                          566,629       527,146
    Distribution                                        1,157,091     1,090,175
    General                                               307,378       298,352
    Construction work in progress                         101,550        67,300
    Nuclear fuel                                          226,927       206,949
                                                      -----------   ------------
                                                        5,511,894     5,336,191
  Less - accumulated depreciation                       2,263,925     2,072,686
                                                      -----------   ------------
                                                        3,247,969     3,263,505
                                                      -----------   ------------
Current Assets
   Cash                                                     5,830         5,195
   Special deposits for reacquisition of long-term debt    50,000            --
   Accounts receivable                                     64,482        51,056
   Materials and supplies, at average cost                 58,196        59,814
   Fuel inventory at LIFO cost                             26,434        20,340
   Under-recovered fuel costs                              30,911            --
   Accumulated deferred income taxes                           --           713
   Prepayments and other                                    5,353         2,952
                                                      -----------   ------------
                                                          241,206       140,070
                                                      -----------   ------------
Deferred Charges and Other Assets
    Regulatory assets                                     215,302     1,099,631
    Regulatory assets designated for securitization       953,249            --
    Nuclear decommissioning trust                          86,122        65,972
    Other                                                 104,002       167,011
                                                      -----------   ------------
                                                        1,358,675     1,332,614
                                                      -----------   ------------
                                                      $ 4,847,850   $ 4,736,189
                                                      ===========   ============




   The accompanying notes to consolidated financial statements as they relate to CPL are an integral part of these statements.


2-107 CPL

CPL
Consolidated Balance Sheets
Central Power and Light Company

                                                         As of December 31,
                                                     ---------------------------
                                                       1999             1998
                                                     ---------        ---------
CAPITALIZATION AND LIABILITIES                              (thousands)

Capitalization
    Common stock:  $25 par value
        Authorized shares:  12,000,000
        Issued and outstanding shares: 6,755,535     $ 168,888        $ 168,888
    Paid-in capital                                    405,000          405,000
    Retained earnings                                  764,225          739,031
                                                     ---------        ---------
       Total Common Stock Equity                     1,338,113   48%  1,312,919   46%
                                                     ---------  ----  ---------  ----
    Preferred stock                                      5,967   --%    163,204    6%

    CPL-obligated, mandatorily redeemable preferred
      securities of subsidiary trust holding solely
     Junior Subordinated Debentures of CPL             150,000    5%    150,000    5%
    Long-term debt                                   1,304,541   47%  1,225,706   43%
                                                     ---------  ----  ---------  ----
       Total Capitalization                          2,798,621  100%  2,851,829  100%
                                                     ---------  ----  ---------  ----
Current Liabilities
    Long-term debt due within twelve months            150,000          125,000
    Advances from affiliates                           322,158          160,298
    Payable to affiliates                               33,162           38,331
    Accounts payable                                    88,702           86,998
    Accrued taxes                                       41,121           46,855
    Accumulated deferred income taxes                    2,103               --
    Accrued interest                                    14,723           27,036
    Over-recovered fuel costs                               --            9,135
    Other                                               19,330           18,819
                                                     ---------        ---------
                                                       671,299          512,472
                                                     ---------        ---------
Deferred Credits
    Accumulated deferred income taxes                1,234,942        1,221,561
    Investment tax credits                             133,306          138,513
    Other                                                9,682           11,814
                                                     ---------        ---------
                                                     1,377,930        1,371,888
                                                     ---------        ---------
                                                   $ 4,847,850      $ 4,736,189
                                                     =========        =========




   The accompanying notes to consolidated financial statements as they relate to CPL are an integral part of these statements.


                                   2-108 CPL

Consolidated Statements of Cash Flows
Central Power and Light Company
--------------------------------------------------------------------------------

                                                       For the Years Ended December 31,
                                                       ----------------------------------
                                                          1999        1998        1997
                                                       -----------  ---------   ---------
                                                                  (thousands)

OPERATING ACTIVITIES
    Net Income                                          $ 182,888   $161,650    $128,471
    Non-cash Items Included in Net Income
        Depreciation and amortization                     196,147    206,515     192,775
        Deferred income taxes and investment tax credits   15,101    (12,111)     29,666
        Extraordinary loss on reacquired debt               5,517         --          --
        Refund due customers                                   --    (63,713)     20,447
        Charges for investments and assets                     --     18,669       2,061
        Inventory reserve                                      --         --       3,834
    Changes in Assets and Liabilities
        Accounts receivable                               (13,426)    10,255      (8,273)
        Fuel inventory                                     (6,094)    (5,524)        645
        Material and supplies                               1,618      5,476      10,442
        Accrued interest                                  (12,313)    (1,343)     (3,187)
        Accounts payable                                    1,660     13,891      26,224
        Payables to affiliates                             (5,169)    26,341     (12,005)
        Accrued taxes                                      (5,734)    33,297     (50,649)
        Fuel recovery                                     (40,046)    52,364     (16,931)
        Other deferred credits                             (2,132)    (2,575)      2,701
        Other                                             (14,833)    (4,311)     13,419
                                                       -----------  ---------   ---------
                                                          303,184    438,881     339,640
                                                       -----------  ---------   ---------
INVESTING ACTIVITIES
    Construction expenditures                            (210,823)  (123,803)   (126,693)
    Other                                                  15,063     (7,181)      1,185
                                                       -----------  ---------   ---------
                                                         (195,760)  (130,984)   (125,508)
                                                       -----------  ---------   ---------
FINANCING ACTIVITIES
    Proceeds from issuance of long-term debt              358,887         --          --
    Retirement of long-term debt                         (125,000)   (28,000)         --
    Reacquisition of long-term debt                      (136,700)   (36,000)   (200,000)
    Special deposit for reacquisition of long-term debt   (50,000)        --          --
    Redemption of preferred stock                        (160,001)        --     (84,745)
    Proceeds from issuance of Trust Preferred Securities       --         --     144,706
    Change in advances from affiliates                    161,860     17,517      90,256
    Payment of dividends                                 (155,835)  (256,219)   (167,648)
                                                       -----------  ---------   ---------
                                                         (106,789)  (302,702)   (217,431)
                                                       -----------  ---------   ---------

Net Change in Cash and Cash Equivalents                       635      5,195      (3,299)
Cash and Cash Equivalents at Beginning of Year              5,195         --       3,299
                                                       -----------  ---------   ---------
Cash and Cash Equivalents at End of Year                  $ 5,830    $ 5,195        $ --
                                                       ===========  =========   =========

SUPPLEMENTARY INFORMATION
    Interest paid less amounts capitalized (includes
      distributions on Trust Preferred Securities)      $ 125,222   $ 99,239    $116,782
                                                       ===========  =========   =========
    Income taxes paid                                    $ 78,393   $ 94,245    $ 61,509
                                                       ===========  =========   =========

   The accompanying notes to consolidated financial statements as they relate to CPL are an integral part of these statements.

                                   2-109 CPL

CPL
Consolidated Statements of Capitalization
Central Power and Light Company

                                                         As of December 31,
                                                       ------------------------
                                                         1999          1998
                                                       -----------  -----------
                                                             (thousands)
COMMON STOCK EQUITY                                    $ 1,338,113  $ 1,312,919
                                                       -----------  -----------
PREFERRED STOCK
Cumulative $100 Par Value, Authorized 3,035,000 shares

                        Number of Shares  Current
Series                  Outstanding       Redemption Price
-------------------------------------------------------------
Not Subject to Mandatory
  Redemption
    4.00%                   42,038           $105.75         4,204        4,205
    4.20%                   17,476           $103.75         1,748        1,748
Auction Money Market                                            --       75,000
Auction Series A                                                --       42,500
Auction Series B                                                --       42,500
Issuance Expense                                                15       (2,749)
                                                       -----------  -----------
                                                             5,967      163,204
                                                       -----------  -----------
TRUST PREFERRED  SECURITIES
    CPL-obligated, mandatorily redeemable preferred
     securities of subsidiary trust holding solely
     Junior Subordinated Debentures of CPL, 8.00%,
     due April 30, 2037                                    150,000      150,000
                                                       -----------  -----------
LONG-TERM DEBT
First Mortgage Bonds
    Series T, 7 1/2%, due December 15, 2014 (Matagorda) *       --      111,700
    Series AA, 7 1/2%, due March 1, 2020 (Matagorda) *      50,000       50,000
    Series CC, 7 1/4%, due October 1, 2004                 100,000      100,000
    Series DD, 7 1/8%, due December 1, 1999                     --       25,000
    Series EE, 7 1/2%, due December 1, 2002                115,000      115,000
    Series FF, 6 7/8%, due February 1, 2003                 50,000       50,000
    Series GG, 7 1/8%, due February 1, 2008                 75,000       75,000
    Series HH, 6%, due April 1, 2000                       100,000      100,000
    Series II, 7 1/2%, due April 1, 2023                    75,000      100,000
    Series JJ, 7 1/2%, due May 1, 1999                          --      100,000
    Series KK, 6 5/8%, due July 1, 2005                    200,000      200,000
Installment Sales Agreements - PCRBs  *
    Series 1993, 6%, due July 1, 2028 (Matagorda)          120,265      120,265
    Series 1995, 6.10%, due July 1, 2028 (Matagorda)       100,635      100,635
    Series 1995, variable rate, due November 1, 2015
     (Guadalupe)                                           40,890        40,890
    Series 1996, 6%, due June 1, 2020 (Red River)           6,330         6,330
    Series 1996, 6 1/8%, due May 1, 2030 (Matagorda)       60,000        60,000
    Series 1999A, 4.90%, due May 1, 2030 (Matagorda)      111,700            --
    Series 1999B, 4.95%, due May 1, 2030 (Matagorda)       50,000            --
Senior Unsecured Floating Rate Notes, 6.07125%, due
  November 23, 2001                                       200,000            --
Unamortized Discount                                         (279)       (4,114)
Amount to be Redeemed Within One Year                    (150,000)     (125,000)
                                                       -----------  -----------
                                                        1,304,541     1,225,706
                                                       -----------  -----------
TOTAL CAPITALIZATION                                   $ 2,798,621  $ 2,851,829
                                                       ===========  ===========


*Obligations incurred in connection with the sale by public authorities of tax-exempt PCRBs.

   The accompanying notes to consolidated financial statements as they relate to CPL are an integral part of these statements.

                                   2-110 CPL

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

9.    PREFERRED STOCK
      See CSW's NOTE 9.

10.   TRUST PREFERRED SECURITIES
      See CSW's NOTE 10.

11.   SHORT-TERM FINANCING
      See CSW's NOTE 11.

12.   STOCK BASED COMPENSATION PLANS
      See CSW's NOTE 13.

13.   EXTRAORDINARY ITEMS
      See CSW's NOTE 16.

14.   NEW ACCOUNTING STANDARDS
      See CSW's NOTE 17.


                                   2-111 CPL

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Central Power and Light Company:

      We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Central Power and Light Company (a Texas corporation and a wholly-owned subsidiary of Central and South West Corporation) and subsidiary company as of December 31, 1999 and 1998, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of Central Power and Light Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Power and Light Company and subsidiary company as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.





Arthur Andersen LLP

Dallas, Texas
February 25, 2000

                                   2-112 CPL

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

      CPL and its subsidiary believe that, in all material respects, their system of internal controls over financial reporting and over safeguarding of assets against unauthorized acquisition, use or disposition functioned effectively as of December 31, 1999.






J. Gonzalo Sandoval                                             R. Russell Davis
General Manager/President - CPL                                 Controller - CPL


                                   2-113 CPL

                             PUBLIC SERVICE COMPANY
                                   OF OKLAHOMA



                                   2-114 PSO

SELECTED FINANCIAL DATA

      The following selected financial data for each of the five years ended December 31 is provided to highlight significant trends in the financial condition and results of operations for PSO. Certain financial statement items for prior years have been reclassified to conform to the most recent period presented.

                                         1999(1)    1998(1)     1997(1)       1996       1995
                                                 (thousands, except ratios)

INCOME STATEMENT DATA
Revenues                                $749,390    $780,159    $712,690    $735,265    $690,823
Net Income                                62,605      76,843      46,206      31,478      81,828
Net Income for Common Stock               62,392      76,630      50,053      30,662      81,012

BALANCE SHEET DATA
Assets                                 1,543,871   1,482,728   1,464,563   1,449,665   1,499,511
Long-term obligations (2)                439,516     459,064     513,703     438,369     397,945
Capitalization ratios
     Common stock equity                      52%         51%         48%         51%         54%
     Preferred stock                          --          --          --           2           2
     Trust Preferred Securities                8           8           8          --          --
     Long-term debt                           40          41          44          47          44
Ratio of earnings to fixed charges
 (SEC Method)                               3.39        4.21        2.68        2.45        4.32


(1) See PUBLIC SERVICE COMPANY OF OKLAHOMA - RESULTS OF OPERATIONS for major factors affecting earnings.
(2) Long-term obligations include long-term debt and Trust Preferred Securities.


                                   2-115 PSO

PUBLIC SERVICE COMPANY OF OKLAHOMA
RESULTS OF OPERATIONS

      Reference is made to PSO's Consolidated Financial Statements, related Notes to Consolidated Financial Statements and Selected Financial Data. Referenced information should be read in conjunction with, and is essential to understanding, the following discussion and analysis.


COMPARISON OF THE YEARS ENDED DECEMBER 31, 1999 AND 1998

      PSO's net income for common stock decreased 19% during 1999 to $62.4 million from $76.6 million in 1998. The decrease resulted primarily from lower non-fuel-related revenues and higher other operating and maintenance expenses offset in part by lower income tax expense.

      Electric operating revenues were $749.4 million during 1999, a $30.8 million or 4% decrease from $780.2 million in 1998. The decrease was due primarily to lower fuel-related revenues of $24.6 million resulting from lower combined fuel expense and purchased power expense as discussed in the following paragraph. Non-fuel-related revenues decreased $16.5 million due primarily to an 8% decline in residential sales attributable to milder weather in 1999. The decrease in operating revenues was partially offset by a $6.3 million increase in sales for resale to other utilities as a result of increased demand and a $4.0 million increase in transmission-related revenues resulting primarily from changes to CSW's transmission coordination agreement. See ITEM 8. NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - Transmission Coordination Agreement.

      Fuel expense decreased $40.7 million, or 13% to $269.3 million from $310.0 million in 1998. This decline resulted primarily from a $52.3 million decrease in the recovery of deferred fuel costs due to a significant difference in fuel factors used to recover fuel expense from customers. The decrease in recovery of deferred fuel was partially offset by higher average unit fuel costs. The average unit cost of fuel increased from $1.77 per MMbtu in 1998 to $1.96 per MMbtu in 1999 due primarily to higher spot market natural gas prices. Purchased power expenses increased 31% to $74.9 million in 1999 from $57.2 million in 1998. This increase is due primarily to an increase in economy energy and firm contract purchases.

      Other operating expenses increased $10.7 million in 1999 to $120.1 million from $109.4 million in 1998. The increase was due primarily to higher transmission expenses of $13.4 million partially offset by $4.0 million in reduced administrative and general expenses. The higher transmission expenses resulted primarily from a $6.1 million change in the CSW transmission coordination agreement, and the absence in 1999 of a $4.0 million transmission service agreement adjustment made in 1998 related to the final order in Texas Commission Docket No. 17285. See ITEM 8. NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - Transmission Coordination Agreement and CPL and WTU Complaint versus Texas Utilities Electric Company (Docket No. 17285).

      Maintenance expense of $45.8 million in 1999 was $8.8 million or 24% higher than 1998 due primarily to higher production and distribution maintenance expenses. The production maintenance expense increase of $6.8 million related to scheduled power plant maintenance as well as the restart of a power plant generating unit and an unscheduled outage. Distribution maintenance expense increased $1.4 million primarily from an increase in tree trimming maintenance activities in 1999.

      Income tax expense associated with utility operations of $34.2 million for 1999 was $14.9 million, or 30% lower than 1998 due primarily to lower taxable income in 1999 and prior year income tax liability adjustments.

                                   2-116 PSO

      Interest on long-term debt was $2.6 million or 9% lower in 1999 than 1998 due primarily to the reacquisition of $55 million of FMBs during the third quarter of 1998. An increase of $3.0 million on short-term debt and other was primarily a result of increased short-term borrowings and interest expense related to the changes to CSW's transmission coordination agreement. See ITEM 8.
NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - Transmission Coordination Agreement and NOTE 8. LONG-TERM DEBT.


COMPARISON OF THE YEARS ENDED DECEMBER 31, 1998 AND 1997

      Net income for common stock increased 53% during 1998 to $76.6 million from $50.1 million in 1997. The increase resulted primarily from higher non-fuel revenues, decreased transmission expenses and the absence in 1998 of the impact of recording the effects associated with the outcome of the PSO 1997 Rate Settlement Agreement. The increase was offset in part by the absence in 1998 of the $4.2 million gain on the reacquisition of preferred stock recorded in 1997. See ITEM 8. NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for additional information related to the PSO 1997 Rate Settlement Agreement.

      Electric operating revenues were $780.2 million during 1998, a 9% increase from $712.7 million for the same period in 1997. This increase was due primarily to higher non-fuel revenues of $39.2 million and fuel-related revenues of $28.3 million. The increase in non-fuel revenues was due primarily to a 9% increase in retail MWH sales resulting from warmer weather as well as the absence in 1998 of a $29.0 million provision for rate refund. The increase in revenues was offset in part by lower base rates resulting from the PSO 1997 Rate Settlement Agreement and a decrease in transmission-related revenues resulting from changes to a transmission coordination agreement pending before the FERC. See ITEM 8.
NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - Transmission Coordination Agreement. The increase in fuel revenues was due primarily to higher fuel expense, as discussed below.

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

      Other operating expenses were $109.4 million in 1998, a decrease of $26.5 million from $135.9 million in 1997. The decrease was due primarily to the absence in 1998 of a write-off of previously capitalized energy efficiency incentives and the write-off of rate case-related expenses, both associated with the previously mentioned rate settlement agreement. Also contributing to the decline in other operating expenses were lower transmission expenses resulting from a transmission service agreement adjustment related to the final order in Texas Commission Docket No. 17285. See ITEM 8. NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - CPL and WTU Complaint versus Texas Utilities Electric Company (Docket No. 17285). The decrease in other operating expenses was offset in part by additional environmental expenses.

      Maintenance expenses increased 10% to $37.0 million in 1998 from $33.6 million in 1997. The increase was due primarily to higher production and distribution maintenance activities.

      Depreciation and amortization expense decreased $8.6 million, or 11% during 1998 when compared to the prior year. This decrease was due primarily to lower depreciation rates and the absence in 1998 of a write-off of regulatory

                                   2-117 PSO
assets, both resulting from the PSO 1997 Rate Settlement Agreement. This decrease was offset in part by higher depreciable plant.

      Taxes, other than income, were $29.8 million in 1998, a 4% increase from $28.8 million in 1997 as a result of higher ad valorem tax expenses.

      Operating income taxes were $49.1 million in 1998 compared to $20.8 million in 1997 due primarily to higher pre-tax income in 1998.

      Other income and deductions decreased $1.7 million in 1998 when compared to 1997 primarily as a result of lower miscellaneous non-operating income.

      Interest charges increased $0.9 million in 1998 when compared to the same period in 1997 due primarily to a full year of distributions in 1998 on Trust Preferred Securities offset in part by a decrease in long-term interest expenses in 1998 as a result of a reduction of long-term debt outstanding during 1998. See ITEM 8. NOTE 8. LONG-TERM DEBT.



                                   2-118 PSO

PSO
Consolidated Statements of Income
Public Service Company of Oklahoma

                                          For the Years Ended December 31,
                                          --------------------------------
                                            1999       1998       1997
                                          ---------  ---------------------
                                          (thousands)
  Electric Operating Revenues
    Residential                           $ 294,407  $ 329,058  $ 297,265
    Commercial                              226,687    236,258    226,525
    Industrial                              161,148    162,773    161,974
    Sales for resale                         39,187     27,413     30,896
    Other                                    27,961     24,657     (3,970)
                                            -------    -------    -------
                                            749,390    780,159    712,690
                                            -------    -------    -------
Operating Expenses and Taxes
    Fuel                                    269,316    309,969    278,976
    Purchased power                          74,893     57,222     51,619
    Other operating                         120,123    109,393    135,943
    Maintenance                              45,809     36,981     33,608
    Depreciation and amortization            74,736     72,671     81,227
    Taxes, other than income                 30,519     29,816     28,778
    Income taxes                             34,184     49,099     20,763
                                            -------    -------    -------
                                            649,580    665,151    630,914
                                            -------    -------    -------
Operating Income                             99,810    115,008     81,776
                                            -------    -------    -------
Other Income and (Deductions)
    Allowance for equity funds used during
     construction                              201        860         995
    Charges for investments and plant
     development costs                          --         --        (123)
    Other                                   (1,470)    (1,044)     (1,503)
    Non-operating income taxes               2,215         93       2,280
                                            -------    -------    -------
                                               946        (91)      1,649
                                            -------    -------    -------
Income Before Interest Charges             100,756    114,917      83,425
                                            -------    -------    -------
Interest Charges
    Interest on long-term debt              26,528     29,136      30,474
    Distributions on Trust Preferred
     Securities                              6,000      6,000       3,967
    Interest on short-term debt and other    7,058      4,107       4,100
    Allowance for borrowed funds used
     during construction                    (1,435)    (1,169)     (1,322)
                                            -------    -------    -------
                                            38,151     38,074      37,219
                                            -------    -------    -------

Net Income                                  62,605     76,843      46,206
  Less:  Preferred stock dividends             213        213         364
  Gain on reacquired preferred stock            --         --       4,211
                                            -------    -------    -------
Net Income for Common Stock               $ 62,392   $ 76,630    $ 50,053
                                            =======    =======    =======



   The accompanying notes to consolidated financial statements as they relate to PSO are an integral part of these statements.

                                   2-119 PSO

PSO
Consolidated Statements of Retained Earnings
Public Service Company of Oklahoma
--------------------------------------------------------------------------------
                                               For the Years Ended December 31,
                                              ----------------------------------
                                                 1999         1998        1997
                                              ----------  -----------   --------
                                                          (thousands)

Retained Earnings at Beginning of Year      $ 144,626     $ 136,996   $ 145,943
    Net income for common stock                62,392        76,630      50,053
    Deduct:  Common stock dividends            65,000        69,000      59,000
                                            ----------   -----------   --------
Retained Earnings at End of Year            $ 142,018     $ 144,626   $ 136,996
                                            ==========   ===========   ========








   The accompanying notes to consolidated financial statements as they relate to PSO are an integral part of these statements.

                                   2-120 PSO

PSO
Consolidated Balance Sheets
Public Service Company of Oklahoma
-------------------------------------------------------------------------
                                                  As of December 31,
                                               --------------------------
                                                  1999          1998
                                               -----------   ------------
                                                           (thousands)
ASSETS
Electric Utility Plant
    Production                                  $ 916,889      $ 913,083
    Transmission                                  392,029        378,719
    Distribution                                  897,516        855,277
    General                                       217,368        211,124
    Construction work in progress                  35,903         33,519
                                               -----------   ------------
                                                2,459,705      2,391,722
  Less - Accumulated depreciation               1,114,255      1,082,081
                                               -----------   ------------
                                                1,345,450      1,309,641
                                               -----------   ------------
Current Assets
    Cash                                            3,077          4,670
    Accounts receivable                            34,584         32,916
    Materials and supplies, at average cost        34,289         33,006
    Fuel inventory, at LIFO cost                   24,143         16,441
    Under-recovered fuel costs                      6,469             --
    Accumulated deferred income taxes              19,145         11,789
    Prepayments and other                           1,668          2,881
                                               -----------   ------------
                                                  123,375        101,703
                                               -----------   ------------

Deferred Charges and Other Assets                  75,046         71,384
                                               -----------   ------------
                                               $ 1,543,871   $ 1,482,728
                                               ===========   ============






   The accompanying notes to consolidated financial statements as they relate to PSO are an integral part of these statements.

                                   2-121 PSO

Consolidated Balance Sheets
Public Service Company of Oklahoma
------------------------------------------------------------------------------
                                                     As of December 31,
                                               ------------------------------
                                                  1999               1998
                                               -----------        -----------
CAPITALIZATION AND LIABILITIES                           (thousands)
Capitalization
    Common stock:   $15 par value
        Authorized shares:   11,000,000 shares
        Issued 10,482,000 shares and outstanding
          9,013,000 shares                    $157,230           $157,230
    Paid-in capital                            180,000            180,000
    Retained earnings                          142,018            144,626
                                            -----------        -----------
       Total Common Stock Equity               479,248    52%     481,856    51%
                                            ----------- ------ ----------- -----

    Preferred stock                              5,286   -- %       5,287   -- %
    PSO-obligated, mandatorily redeemable
     preferred securities of subsidiary trust
     holding solely Junior Subordinated
     Debentures of PSO                          75,000     8%      75,000     8%
    Long-term debt                             364,516    40%     384,064    41%
                                            ----------- ------ ----------- -----
       Total Capitalization                    924,050   100%     946,207   100%
                                             ----------- ------ ----------- ----

Current Liabilities
    Long-term debt due within twelve months     20,000                 --
    Advances from affiliates                    79,169             15,892
    Payables to affiliates                      34,043             33,489
    Accounts payable                            44,088             52,888
    Customer deposits                           17,752             17,368
    Accrued taxes                               18,480             23,095
    Accrued interest                             5,420              7,606
    Over-recovered fuel costs                       --             15,240
    Other                                        5,085              6,599
                                            -----------        -----------
                                               224,037            172,177
                                            -----------        -----------
Deferred Credits
    Accumulated deferred income taxes          302,727            277,181
    Investment tax credits                      37,574             39,365
    Income tax related regulatory
     liabilities, net                           32,826             35,818
    Other                                       22,657             11,980
                                            -----------        -----------
                                               395,784            364,344
                                            -----------        -----------
                                            $1,543,871         $ 1,482,728
                                            ===========        ===========






   The accompanying notes to consolidated financial statements as they relate to PSO are an integral part of these statements.

                                   2-122 PSO

PSO
Consolidated Statements of Cash Flows
Public Service Company of Oklahoma
-----------------------------------------------------------------------------
                                             For the Years Ended December 31,
                                             --------------------------------
                                               1999       1998        1997
                                             --------  ----------  ----------
                                                       (thousands)
OPERATING ACTIVITIES
    Net Income                               $ 62,605   $ 76,843    $ 46,206
    Non-cash Items Included in Net Income
        Depreciation and amortization          77,472     75,693      85,459
        Deferred income taxes and investment
         tax credtis                           13,407    (3,488)       6,169
        Charges for investments and assets         --     4,159       12,803
        Inventory reserve                          --        --          838
    Changes in Assets and Liabilities
        Accounts receivable                    (1,668)  (13,308)     (11,190)
        Fuel inventory                         (7,702)   (5,014)       2,634
        Accounts payable                       (9,604)    4,895        1,009
        Payables to affiliates                    554    (2,314)       7,916
        Accrued taxes                          (4,615)   23,095      (12,306)
        Other deferred credits                 10,677     5,865         (585)
        Fuel recovery                         (21,709)   30,605      (12,715)
        Other                                  (6,825)   (3,938)      (4,584)
                                              -------- ----------  ----------
                                              112,592   193,093      121,654
                                             --------  ----------  ----------
INVESTING ACTIVITIES
    Construction expenditures                (103,122)  (68,897)     (79,568)
    Other                                      (8,659)   (8,271)      (6,008)
                                             --------  ----------  ----------
                                             (111,781)  (77,168)     (85,576)
                                             --------  ----------  ----------
FINANCING ACTIVITIES
    Proceeds from issuance of long-term debt   33,232        --          --
    Reacquisition of long-term debt           (33,700)  (55,231)         --
    Redemption of preferred stock                  (1)       --     (10,329)
    Proceeds from issuance of Trust Preferred
     Securities                                    --        --       72,450
    Change in advances from affiliates         63,277     11,018     (37,993)
    Payment of dividends                      (65,212)   (69,213)    (59,514)
                                             --------  ----------  ----------
                                               (2,404)  (113,426)    (35,386)
                                             --------  ----------  ----------

Net Change in Cash and Cash Equivalents        (1,593)      2,499         692
Cash and Cash Equivalents at Beginning of
   Year                                         4,670       2,171       1,479
                                             --------  ----------  ----------
Cash and Cash Equivalents at End of Year      $ 3,077     $ 4,670     $ 2,171
                                             ========  ==========  ==========

SUPPLEMENTARY INFORMATION
    Interest paid less amounts capitalized
    (includes distributions on Trust
     Preferred Securities                    $ 37,081    $ 37,772    $ 35,557
                                             ========  ==========  ==========
    Income taxes paid                        $ 23,871    $ 33,712    $ 34,244
                                             ========  ==========  ==========





   The accompanying notes to consolidated financial statements as they relate to PSO are an integral part of these statements.

                                   2-123 PSO

PSO
Consolidated Statements of Capitalization
Public Service Company of Oklahoma
--------------------------------------------------------------------------------
                                                           As of December 31,
                                                          ----------------------
                                                            1999        1998
                                                          ----------  ----------
                                                               (thousands)
COMMON STOCK EQUITY                                        $479,248    $481,856
                                                          ----------  ----------

PREFERRED STOCK
(Cumulative $100 Par Value, Authorized 700,000
    shares, redeemable at the option of PSO
    upon 30 days notice)
                           Number           Current
                           of Shares        Redemption
Series                     Outstanding       Price
----------------------------------------------------

    4.00%                   44,631          $105.75           4,463       4,464
    4.24%                    8,069          $103.19             807         807
Premium                                                          16          16
                                                          ----------  ----------
                                                              5,286       5,287
                                                          ----------  ----------

TRUST PREFERRED SECURITIES
    PSO-obligated, mandatorily redeemable preferred
        securities of subsidiary trust holding solely
        Junior Subordinated Debentures of PSO, 8.00%,
        due April 30, 2037                                   75,000      75,000
                                                          ----------  ----------

LONG-TERM DEBT
First Mortgage Bonds
    Series S, 7 1/4%, due July 1, 2003                       65,000      65,000
    Series T, 7 3/8%, due December 1, 2004                   50,000      50,000
    Series U, 6 1/4%, due April 1, 2003                      35,000      35,000
    Series V, 7 3/8%, due April 1, 2023                     100,000     100,000
    Series W, 6 1/2%, due June 1, 2005                       50,000      50,000
Medium-term Notes, 5.89%-6.43%, due December 15, 2000
    March 1, 2001                                            40,000      40,000
Installment sales agreement - PCRBs *
    Series A, 5.9%, due December 1, 2007 (OEFA)              34,700      34,700
    Series 1996, 6.0%, due June 1, 2020 (Red River)          12,660      12,660
Unamortized discount                                         (2,844)     (3,296)
Amounts to be redeemed within one year                      (20,000)         --
                                                          ----------  ----------
                                                            364,516     384,064
                                                          ----------  ----------
TOTAL CAPITALIZATION                                       $924,050    $946,207
                                                          ==========  ==========

*Obligations incurred in connection with the sale by public authorities of tax-exempt PCRBs.




   The accompanying notes to consolidated financial statements as they relate to PSO are an integral part of these statements.


                                   2-124 PSO

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

9.    PREFERRED STOCK
      See CSW's NOTE 9.

10.   TRUST PREFERRED SECURITIES
      See CSW's NOTE 10.

11.   SHORT-TERM FINANCING
      See CSW's NOTE 11.

12.   STOCK BASED COMPENSATION PLANS
      See CSW's NOTE 13.

13.   NEW ACCOUNTING STANDARDS
      See CSW's NOTE 17.

                                   2-125 PSO

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Public Service Company of
Oklahoma:

      We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Public Service Company of Oklahoma (an Oklahoma corporation and a wholly-owned subsidiary of Central and South West Corporation) and subsidiary companies as of December 31, 1999 and 1998, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of Public Service Company of Oklahoma's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Public Service Company of Oklahoma and subsidiary companies as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.





Arthur Andersen LLP

Dallas, Texas
February 25, 2000

                                   2-126 PSO

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

      PSO and its subsidiaries believe that, in all material respects, their system of internal control over financial reporting and over safeguarding of assets against unauthorized acquisition, use or disposition functioned effectively as of December 31, 1999.






T. D. Churchwell                                            R. Russell Davis
President - PSO                                             Controller - PSO

2-127 PSO

                              SOUTHWESTERN ELECTRIC
                                  POWER COMPANY



                                  2-128 SWEPCO

SELECTED FINANCIAL DATA

      The following selected financial data for each of the five years ended December 31 is provided to highlight significant trends in the financial condition and results of operations for SWEPCO. SWEPCO recorded an extraordinary loss as a result of legislation passed in Texas and Arkansas where the electricity generation portion of SWEPCO's business no longer meets the criteria to apply SFAS No. 71. Certain financial statement items for prior years have been reclassified to conform to the most recent period presented.

                                         1999 (1)    1998 (1)    1997 (1)      1996       1995
                                                     (thousands, except ratios)

INCOME STATEMENT DATA
Revenues                                 $965,027    $952,952    $939,869    $920,786    $836,705
Income Before Extraordinary Item           86,666      98,103      92,902      66,566     117,114
Extraordinary Loss                         (3,011)         --          --          --          --
Net Income for Common Stock                83,426      96,542      92,254      63,503     113,870

BALANCE SHEET DATA
Assets                                  2,107,798   2,081,391   2,134,619   2,141,999   2,159,793
Long-term obligations (2)                 605,973     653,741     723,554     672,458     675,653
Capitalization ratios
     Common stock equity                       52%         51%         49%         50%         49%
     Preferred stock                           --          --           2           4           4
     Trust Preferred Securities                 9           8           8          --          --
     Long-term debt                            39          41          41          46          47
Ratios of earnings to fixed charges
 (SEC Method)                                2.97        3.53        3.46        2.81        3.80

(1) See SOUTHWESTERN ELECTRIC POWER COMPANY - RESULTS OF OPERATIONS for major factors affecting earnings.
(2) Long-term obligations include long-term debt and Trust Preferred Securities.


                                  2-129 SWEPCO

SOUTHWESTERN ELECTRIC POWER COMPANY
RESULTS OF OPERATIONS

      Reference is made to SWEPCO's Consolidated Financial Statements, related Notes to Consolidated Financial Statements and Selected Financial Data. Referenced information should be read in conjunction with, and is essential in understanding, the following discussion and analysis.


COMPARISON OF THE YEAR ENDED DECEMBER 31, 1999 AND 1998

      SWEPCO's net income for common stock for 1999 was $83.4 million, which was $13.1 million, or 14% lower than in 1998. The decrease resulted primarily from increased other operating and maintenance expenses, the write-off of Cajun acquisition expenses, increased interest charges and the effect of an extraordinary loss offset in part by increased electric operating revenues.

      Electric operating revenues for 1999 were $965.0 million, which is $12.1 million higher than in 1998. This increase resulted from increased fuel-related revenues of $3.1 million due to higher fuel expense and purchased power as discussed in the following paragraph and increased sales for resale to other utilities of $14.2 million as a result of increased demand. The increase in revenues was also affected by the absence in 1999 of a $3.9 million transmission service agreement adjustment in 1998 related to the final order in Texas
Commission Docket No. 17285. See ITEM 8. NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - CPL AND WTU Complaint versus Texas Utilities Electric Company (Docket No. 17285). Additionally, revenues were affected by the absence in 1999 of a 1998 provision for rate refund of $5.3 million primarily in connection with the annual determination of cost of service formula rates for SWEPCO's wholesale customers and a reversal in 1999 of a previous provision for rate refund of $1.7 million. Also affecting revenues was the absence in 1999 of a 1998 reduction in fuel revenues of $3.2 million in accordance with a Texas Commission order in SWEPCO's fuel reconciliation regarding transmission equalization expense recovery. These increases were partially offset by decreased non-fuel-related revenues of $5.3 million and a $7.5 million adjustment related to changes to CSW's transmission coordination agreement. See ITEM 8. NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - Transmission Coordination Agreement. Non-fuel-related retail revenues were affected by a 3% decrease in retail MWH sales due primarily to decreased weather-related customer demand. Revenues in 1999 also decreased due to a $6.5 million charge to reflect the excess earnings provision of the Texas Legislation. See ITEM 8. NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - Electric Utility Restructuring Legislation.

      Fuel and purchased power expense increased in 1999 compared to 1998. Fuel expense increased $8.2 million, or 2% due primarily to an increase in average unit fuel costs and a 3% increase in generation. Average unit fuel costs increased from $1.63 per MMbtu in 1998 to $1.66 per MMbtu in 1999 due primarily to higher spot market natural gas prices. Fuel expense was affected by the absence in 1999 of a transmission service agreement adjustment in 1998 related to the final order in Texas Commission Docket No. 17285. See ITEM 8. NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - CPL and WTU Complaint versus Texas Utilities Electric Company (Docket No. 17285). Purchased power expenses for 1999 increased $1.9 million, or 5%, compared to 1998 due primarily to an increase in economy energy purchases.

      Other operating expenses for 1999 were $141.7 million, an increase of $1.2 million compared to 1998 as a result of increased transmission and customer-related expenses. The increase was offset in part by a decrease in administrative and general expenses. The increase in transmission expenses was due to the absence in 1999 of a transmission service agreement adjustment in 1998 related to the final order in Texas Commission Docket No. 17285. See ITEM
8. NOTE 2. LITIGATION AND REGULATORY  PROCEEDINGS - CPL and WTU Complaint versus

                                  2-130 SWEPCO

Texas Utilities Electric Company (Docket No. 17285). Transmission expenses were also affected by expenses related to changes to CSW's transmission coordination agreement. See ITEM 8. NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - Transmission Coordination Agreement. The decrease in administrative and general expenses was due primarily to establishment of certain regulatory assets in connection with the settlement and approval of rate proceedings in Arkansas and Louisiana. See ITEM 7. MD&A - RATES AND REGULATORY MATTERS and ITEM 8. NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - SWEPCO Louisiana Rate Review and SWEPCO Arkansas Rate Review. Administrative and general expenses were also affected by lower employee-related expenses in 1999.

      Maintenance expenses for 1999 were $64.2 million, which was $13 million, or 25% higher than 1998. This increase was due to higher power station maintenance, increased tree-trimming maintenance and higher overhead line maintenance.

      Depreciation and amortization expenses for 1999 were $102.3 million, an increase of $3.9 million, or 4% when compared to 1998 due primarily to increased depreciable plant.

      Taxes, other than income for 1999 were $53.8 million, a decrease of $3.3 million, or 6% below 1998. This decrease was due primarily to lower ad valorem taxes.

      Income tax expenses associated with utility operations during 1999 were $38.5 million, which decreased $9.5 million, or 20% compared to 1998 due to lower taxable income and prior year income tax liability adjustments.

      Other income and deductions decreased as a result of the write-off in the third quarter of 1999 of Cajun acquisition expenses of $3.7 million, net of tax. See ITEM 8. NOTE 2. LITIGATION AND REGULATORY PROCEDURES - Withdrawal of SWEPCO Cajun Asset Proposal.

      Interest charges for 1999 were $58.9 million an increase of $3.8 million, or 7% when compared to 1998 due primarily to increased levels or short-term borrowing and additional interest expense in connection with changes to CSW's transmission coordination agreement. See ITEM 8. NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - Transmission Coordination Agreement.

      The extraordinary loss of $3.0 million was the result of legislation passed in Texas and Arkansas where the electricity generation portion of SWEPCO's business no longer meets the criteria to apply SFAS No. 71. See ITEM 8.
NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - Electric Utility Restructuring Legislation and ITEM 8. NOTE. 16. EXTRAORDINARY ITEMS.


COMPARISON OF THE YEAR ENDED DECEMBER 31, 1998 AND 1997

      Net income for common stock increased 5% during 1998 to $96.5 million from $92.3 million in 1997. The increase resulted primarily from increased non-fuel revenue and the absence in 1998 of certain operating expense charges in 1997.

      Electric operating revenues increased $13.1 million, to $953.0 million in 1998 from $939.9 million in 1997. The increase was due primarily to higher non-fuel revenues of $26.8 million resulting from a 5% increase in weather-related MWH sales. The increase in electric operating revenues was offset in part by a transmission service agreement adjustment related to the final order in Texas Commission Docket No. 17285, a provision for rate refund of $5.3 million primarily in connection with the annual determination of cost of service formula rates for SWEPCO's wholesale customers and a $3.2 million reduction in fuel revenues in accordance with a Texas Commission order in SWEPCO's fuel reconciliation regarding transmission equalization expense recovery. See ITEM 8. NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - CPL and

                                  2-131 SWEPCO

WTU - Complaint versus Texas Utilities Electric Company (Docket No. 17285). Electric operating revenues were also affected by a decrease in fuel revenues of $1.3 million.

      Fuel expense decreased $11.0 million for 1998 when compared to 1997 due primarily to a decrease in average unit fuel costs for natural gas from $1.69 per MMbtu in 1997 to $1.63 per MMbtu in 1998 as a result of lower priced spot market natural gas. The decrease in fuel expenses was offset in part as a result of a transmission service agreement adjustment related to the final order in Texas Commission Docket No. 17285. See ITEM 8. NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - CPL and WTU Complaint Versus Texas Utilities Electric Company (Docket No. 17285). Fuel expense was also affected by an increase in natural gas generation associated with weather-related demand. Purchased power expense increased $9.6 million for 1998 compared to 1997 due primarily to an increase in economy energy purchases.

      Other operating expenses decreased $16.7 million, or 11% to $140.5 million during 1998 when compared to 1997. The decrease is due primarily to a transmission service agreement adjustment related to the final order in Texas Commission Docket No. 17285. See ITEM 8. NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - CPL and WTU Complaint versus Texas Utilities Electric Company (Docket No. 17285). The decrease was also affected by the absence in 1998 of costs in 1997 associated with a canceled transmission project of $10.2 million, the write-off of previously capitalized energy efficiency incentives of $4.2 million and the write-off of obsolete inventory of $1.2 million. The decrease was offset in part by increased expenses in 1998 related to a transmission coordination agreement. See ITEM 8. NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - Transmission Coordination Agreement.

      Maintenance  expenses  increased  $7.2  million,  or  16% as a  result  of
increased   power  station   maintenance,   wind  storm  damage  and  additional
tree-trimming maintenance expenses.

      Depreciation and amortization expense increased $3.3 million, or 3% during 1998 when compared to 1997 due primarily to increases in depreciable and amortizable plant. Operating income taxes increased $8.3 million, or 21%, as a result of increased pre-tax income.

      Other income and deductions decreased $1.6 million for 1998 compared to 1997 due primarily to the absence in 1998 of a $ 1.1 million, net of tax, gain on the sale of lignite properties recorded in 1997.

      Interest charges increased $4.6 million due primarily to distributions on Trust Preferred Securities, which were outstanding for a portion of 1997.


                                  2-132 SWEPCO

SWEPCO
Consolidated Statements of Income
Southwestern Electric Power Company
--------------------------------------------------------------------------------
                                                For the Years Ended December 31,
                                                ---------------------------
                                                  1999      1998       1997
                                                --------  ---------  ---------
                                                       (thousands)
Electric Operating Revenues
    Residential                                 $294,743   $314,600   $289,723
    Commercial                                   198,222    197,737    192,115
    Industrial                                   255,038    253,458    263,207
    Sales for resale                             172,076    139,869    146,916
    Other                                         44,948     47,288     47,908
                                                --------  ---------  ---------
                                                 965,027    952,952    939,869
                                                --------  ---------  ---------
Operating Expenses and Taxes
    Fuel                                         379,597    371,414    382,404
    Purchased power                               37,371     35,483     25,928
    Other operating                              141,674    140,460    157,188
    Maintenance                                   64,241     51,219     44,038
    Depreciation and amortization                102,331     98,479     95,228
    Taxes, other than income                      53,783     57,128     55,962
    Income taxes                                  38,506     47,982     39,712
                                                --------  ---------  ---------
                                                 817,503    802,165    800,460
                                                --------  ---------  ---------

Operating Income                                 147,524    150,787    139,409
                                                 --------  ---------  ---------

Other Income and (Deductions)
    Charges for investments and plant development
     costs                                            --        --        (743)
    Allowance for equity funds used during
     construction                                     35     1,336         934
    Other                                         (6,826)     (753)      1,616
    Non-operating income taxes                     4,826     1,868       2,222
                                                --------  ---------  ---------
                                                  (1,965)    2,451       4,029
                                                --------  ---------  ---------

Income Before Interest Charges                   145,559   153,238     143,438
                                                --------  ---------  ---------

Interest Charges
    Interest on long-term debt                    38,380    39,233      40,440
    Distributions on Trust Preferred Securities    8,662     8,662       5,582
    Interest on short-term debt and other         13,800     8,591       5,736
    Allowance for borrowed funds used during
     construction                                 (1,949)   (1,351)     (1,222)
                                                --------  ---------  ---------
                                                  58,893    55,135      50,536
                                                --------  ---------  ---------

Income Before Extraordinary Item                  86,666    98,103      92,902

Extraordinary Loss (net of tax of $1,621)         (3,011)       --          --
                                                --------  ---------  ---------

Net Income                                        83,655    98,103      92,902
    Less: Preferred stock dividends                  229       705       2,467
    Gain (Loss) on reacquired preferred stock         --      (856)      1,819
                                                --------  ---------  ---------
Net Income for Common Stock                     $ 83,426  $ 96,542    $ 92,254
                                                ========  =========  =========






   The accompanying notes to consolidated financial statements as they relate to SWEPCO are an integral part of these statements.

2-133 SWEPCO

SWEPCO
Consolidated Statements of Retained Earnings
Southwestern Electric Power Company
--------------------------------------------------------------------------------
                                                For the Years Ended December 31,
                                                --------------------------------
                                                  1999       1998        1997
                                                ---------  ---------   ---------
                                                          (thousands)

Retained Earnings at Beginning of Year          $300,592   $324,050    $321,801
    Net income for common stock                   83,426     96,542      92,254
    Loss on reacquisition of preferred stock         --         --          (5)
    Deduct:  Common stock dividends               96,000    120,000      90,000
                                                ---------  ---------   ---------
Retained Earnings at End of Year                $288,018   $300,592    $324,050
                                                =========  =========   =========















   The accompanying notes to consolidated financial statements as they relate to SWEPCO are an integral part of these statements.

                                  2-134 SWEPCO

SWEPCO
Consolidated Balance Sheets
Southwestern Electric Power Company

                                                         As of December 31,
                                                      -------------------------
                                                         1999          1998
                                                      -----------   -----------
                                                             (thousands)
ASSETS

  Electric Utility Plant
    Production                                        $ 1,402,062   $ 1,397,924
    Transmission                                          484,327       474,035
    Distribution                                          958,318       916,293
    General                                               333,949       321,136
    Construction work in progress                          52,775        48,523
                                                      -----------   -----------
                                                        3,231,431     3,157,911
  Less - Accumulated depreciation                       1,384,242     1,317,057
                                                      -----------   -----------
                                                       1,847,189     1,840,854

Current Assets
    Cash and temporary cash investments                    2,018         4,444
    Accounts receivable                                   45,511        33,014
    Receivables from affiliates                            6,053         7,416
    Materials and supplies, at average cost               26,420        25,135
    Fuel inventory, at average cost                       60,844        40,238
    Accumulated deferred income taxes                      1,583         4,869
    Prepayments and other                                 16,978        16,651
                                                      -----------   -----------
                                                         159,407       131,767
                                                      -----------   -----------

Deferred Charges and Other Assets                        101,202       108,770
                                                      -----------   -----------
                                                      $ 2,107,798   $ 2,081,391
                                                      ===========   ===========





   The accompanying notes to consolidated financial statements as they relate to SWEPCO are an integral part of these statements.

                                  2-135 SWEPCO

SWEPCO
Consolidated Balance Sheets
Southwestern Electric Power Company

                                                         As of December 31,
                                                     ---------------------------
                                                       1999              1998
                                                     ---------         ---------
CAPITALIZATION AND LIABILITIES                               (thousands)

Capitalization
    Common stock:   $18 par value
        Authorized:   7,600,000 shares
        Issued and outstanding: 7,536,640 shares     $ 135,660         $ 135,660
    Paid-in capital                                    245,000           245,000
    Retained earnings                                  288,018           300,592
                                                     ---------         ---------
        Total Common Stock Equity                      668,678   52%     681,252  51%
                                                     ---------  ----   --------- ----
    Preferred stock                                      4,706   --%       4,707  --%

    SWEPCO-obligated, mandatorily redeemable
         preferred securities of subsidiary trust
         holding solely Junior Subordinated
         Debentures of SWEPCO                          110,000    9%     110,000   8%
    Long-term debt                                     495,973   39%     543,741  41%
                                                     ---------  ----   --------- ----
        Total Capitalization                         1,279,357  100%   1,339,700  100%
                                                     ---------  ----   --------- ----
Current Liabilities
    Long-term debt due within twelve months             45,595            43,932
    Advances from affiliates                           140,897            40,705
    Accounts payable                                    60,689            73,507
    Payables to affiliates                              37,353            37,795
    Customer deposits                                   14,236            13,316
    Accrued taxes                                       24,374            23,189
    Accrued interest                                     9,792            14,275
    Over-recovered fuel costs                            2,888             5,378
    Other                                               13,874            12,538
                                                     ---------         ---------
                                                       349,698           264,635
                                                     ---------         ---------
Deferred Credits
    Accumulated deferred income taxes                  380,495           398,664
    Investment tax credits                              57,649            62,213
    Other                                               40,599            16,179
                                                     ---------         ---------
                                                       478,743           477,056
                                                     ---------         ---------
                                                   $ 2,107,798       $ 2,081,391
                                                     =========         =========



   The accompanying notes to consolidated financial statements as they relate to SWEPCO are an integral part of these statements.


2-136 SWEPCO

SWEPCO
Consolidated Statements of Cash Flows
Southwestern Electric Power Company
                                                For the Years Ended December 31,
                                                --------------------------------
                                                  1999       1998       1997
                                                ---------   ---------  ---------
                                                          (thousands)
OPERATING ACTIVITIES
    Net Income                                   $ 83,655   $ 98,103   $ 92,902
    Non-cash Items Included in Net Income
        Depreciation and amortization            107,863    104,047    100,015
        Deferred income taxes and investment
          tax credits                            (21,663)   (16,481)    (6,907)
        Extraordinary Loss related to SFAS No.71   3,011         --         --
        Charges for investments and assets            --      2,140     16,493
        Inventory reserve                             --         --      1,150
    Changes in Assets and Liabilities
        Accounts receivable                      (11,134)    41,077    (13,367)
        Fuel inventory                           (20,606)   (13,823)    29,360
        Accounts payable                         (12,240)       260     24,374
        Payables to affiliates                      (442)   (25,788)    (5,125)
        Accrued taxes                              1,185     10,305    (12,357)
        Other current liabilities                  1,336      2,987    (17,699)
        Fuel recovery                             (2,490)    18,391     (3,893)
        Other deferred credits                    24,420      8,067     (1,851)
        Other                                      2,047     (2,822)    (2,607)
                                                ---------   ---------  ---------
                                                 154,942    226,463    200,488
                                                ---------   ---------  ---------
INVESTING ACTIVITIES
    Construction expenditures                    (111,019)  (83,120)  (108,126)
    Other                                         (4,167)    (5,202)    (4,545)
                                                ---------   ---------  ---------
                                                 (115,186)  (88,322)  (112,671)
                                                ---------   ---------  ---------
FINANCING ACTIVITIES
    Redemption of preferred stock                     (1)   (27,988)   (16,043)
    Proceeds from issuance of Trust Preferred
      Securities                                      --         --    106,231
    Retirement of long-term debt                 (46,144)    (2,354)   (52,600)
    Change in advances from affiliates           100,192     15,530    (32,320)
    Payment of dividends                         (96,229)  (121,183)   (92,666)
                                                ---------   ---------  ---------
                                                 (42,182)  (135,995)   (87,398)
                                                ---------   ---------  ---------

Net Change in Cash and Cash Equivalents           (2,426)     2,146        419
Cash and Cash Equivalents at Beginning of Year     4,444      2,298      1,879
                                                ---------   ---------  ---------
Cash and Cash Equivalents at End of Year         $ 2,018    $ 4,444    $ 2,298
                                                =========   =========  =========
SUPPLEMENTARY INFORMATION
    Interest paid less amounts capitalized
    (includes distributions on Trust Preferred
     Securities                                 $ 55,254   $ 50,341   $ 49,847
                                                =========  =========   =========
    Income taxes paid                           $ 55,677   $ 57,977   $ 57,715
                                                =========  =========   =========


   The accompanying notes to consolidated financial statements as they relate to SWEPCO are an integral part of these statements.


                                  2-137 SWEPCO

SWEPCO
Consolidated Statements of Capitalization
Southwestern Electric Power Company
----------------------------------------------------------------------------
                                                        As of December 31,
                                                       ---------------------
                                                         1999        1998
                                                       ---------   ---------
                                                           (thousands)
COMMON STOCK EQUITY                                    $ 668,678   $ 681,252
                                                       ---------   ---------

PREFERRED STOCK
Cumulative $100 Par Value, Authorized 1,860,000 shares

                        Number of Shares  Current
Series                  Outstanding       Redemption Price
----------------------------------------------------------
Not Subject to Mandatory Redemption
   5.00%                 37,727           $109.00         3,772       3,773
   4.65%                  1,907           $102.75           191         191
   4.28%                  7,386           $103.90           739         739
Premium                                                       4           4
                                                       ---------   ---------
                                                          4,706       4,707
                                                       ---------   ---------

TRUST PREFERRED SECURITIES
    SWEPCO-obligated, mandatorily redeemable preferred
        securities of subsidiary trust holding solely
        Junior Subordinated Debentures of SWEPCO,
        7.875%, due April 30, 2037                       110,000     110,000
                                                       ---------   ---------


LONG-TERM DEBT
First Mortgage Bonds
    Series V, 7 3/4%, due June 1, 2004                   40,000      40,000
    Series W, 6 1/8%, due September 1, 1999                  --      40,000
    Series X, 7%, due September 1, 2007                  90,000      90,000
    Series Y, 6 5/8%, due February 1, 2003               55,000      55,000
    Series Z, 7 1/4%, due July 1, 2023                   45,000      45,000
    Series AA, 5 1/4%, due April 1, 2000                 45,000      45,000
    Series BB, 6 7/8%, due October 1, 2025               80,000      80,000
    1976 Series A, 6.20%, due November 1, 2006 (Siloam
      Springs)*                                           5,940       6,085
    1976 Series B, 6.20%, due November 1, 2006 (Siloam
      Springs)*                                           1,000       1,000
Installment Sales Agreements - PCRBs  *
    1978 Series A, 6%, due January 1, 2008 (Titus
      County)                                            13,970      14,420
    1991 Series A, 8.2%, due August 1, 2011 (Titus
      County)                                            17,125      17,125
    1991 Series B, 6.9%, due November 1, 2004 (Titus
      County)                                            12,290      12,290
    Series 1992, 7.6%, due January 1, 2019 (DeSoto)      53,500      53,500
    Series 1996, 6.1%, due April 1, 2018 (Sabine)        81,700      81,700
Railcar lease obligations                                    --       5,549
Unamortized discount and premium                          1,043       1,004
Amount to be redeemed within one year                   (45,595)    (43,932)
                                                       ---------   ---------
                                                        495,973     543,741
                                                       ---------   ---------
TOTAL CAPITALIZATION                                $ 1,279,357 $ 1,339,700
                                                       =========   =========

*Obligations incurred in connection with the sale by public authorities of tax-exempt PCRBs.




   The accompanying notes to consolidated financial statements as they relate to SWEPCO are an integral part of these statements.


                                  2-138 SWEPCO

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

9.    PREFERRED STOCK
      See CSW's NOTE 9.

10.   TRUST PREFERRED SECURITIES
      See CSW's NOTE 10.

11.   SHORT-TERM FINANCING
      See CSW's NOTE 11.

12.   STOCK BASED COMPENSATION PLANS
      See CSW's NOTE 13.

13.   EXTRAORDINARY ITEMS
      See CSW's NOTE 16.

14.   NEW ACCOUNTING STANDARDS
      See CSW's NOTE 17.

                                  2-139 SWEPCO

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Southwestern Electric Power
Company:

      We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Southwestern Electric Power Company (a Delaware corporation and a wholly-owned subsidiary of Central and South West Corporation) and subsidiary company as of December 31, 1999 and 1998, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of Southwestern Electric Power Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southwestern Electric Power Company and subsidiary company as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.






Arthur Andersen LLP

Dallas, Texas
February 25, 2000


                                  2-140 SWEPCO

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

      The consolidated financial statements have been audited by SWEPCO's independent public accountants who were given unrestricted access to all financial records and related data, including minutes of all meetings of shareholders, the board of directors and committees of the board. SWEPCO and its subsidiary company believe that representations made to the independent public accountants during their audit were valid and appropriate. The report of independent public accountants is presented elsewhere in this report.

      SWEPCO, together with its subsidiary company, maintains a system of internal controls to provide reasonable assurance that transactions are executed in accordance with management's authorization, that the consolidated financial statements are prepared in accordance with generally accepted accounting principles and that the assets of the companies are properly safeguarded against unauthorized acquisition, use or disposition. The system includes a documented organizational structure and division of responsibility, established policies and procedures including a policy on ethical standards which provides that SWEPCO will maintain the highest legal and ethical standards, and the careful selection, training and development of our employees.

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

      SWEPCO and its subsidiary believe that, in all material respects, their system of internal controls over financial reporting and over safeguarding of assets against unauthorized acquisition, use or disposition functioned effectively as of December 31, 1999.







Michael H. Madison                                           R. Russell Davis
President - SWEPCO                                           Controller - SWEPCO


                                  2-141 SWEPCO

                          WEST TEXAS UTILITIES COMPANY





                                   2-141 WTU

SELECTED FINANCIAL DATA

      The following selected financial data for each of the five years ended December 31 is provided to highlight significant trends in the financial condition and results of operations for WTU. The extraordinary loss was a result of legislation passed in Texas where the electricity generation portion of WTU's business no longer meets the criteria to apply SFAS No. 71. Certain financial statement items for prior years have been reclassified to conform to the most recent period presented.

                                         1999 (1)    1998 (1)    1997 (1)     1996      1995
                                                   (thousands, except ratios)

INCOME STATEMENT DATA
Revenues                                 $439,709    $424,953    $397,778    $377,057    $319,835
Net Income Before Extraordinary Item       32,232      37,814      21,461      16,571      34,530
Extraordinary loss                         (5,461)         --          --          --          --
Net Income for Common Stock                26,667      37,710      22,402      16,307      34,266

BALANCE SHEET DATA
Assets                                    861,205     819,812     826,858     838,491     845,072
Long-term obligations                     263,686     303,519     303,350     303,182     302,702
Capitalization ratios
     Common stock equity                       49%         46%         46%         46%         46%
     Preferred stock                           --          --          --           1           1
     Long-term debt                            51          54          54          53          53
Ratio of earnings to fixed charges
 (SEC Method)                                2.89        3.33        2.21        2.05        2.63

(1) See WEST TEXAS UTILITIES COMPANY - RESULTS OF OPERATIONS for major factors affecting earnings.


                                   2-143 WTU

WEST TEXAS UTILITIES COMPANY
RESULTS OF OPERATIONS

      Reference is made to WTU's Financial Statements, related Notes to Financial Statements and Selected Financial Data. Referenced information should be read in conjunction with, and is essential to understanding, the following discussion and analysis.


COMPARISON OF THE YEARS ENDED DECEMBER 31, 1999 AND 1998

      WTU's net income for common stock for 1999 was $26.7 million, which was $11.0 million, or 29% lower than 1998. The decrease was primarily the result of an increase in other operating expense, maintenance expense and taxes, other than income and the effect of an extraordinary loss. The decrease in earnings was partially offset by a reduction in income tax expense as well as an increase in electric operating revenues.

      Electric operating revenues for 1999 were $439.7 million, which was $14.8 million or 3% higher than in 1998. Fuel-related revenues increased $13.5 million due to higher net fuel and purchased power expense as discussed below. Non-fuel-related revenues increased $1.3 million due to increases in wholesale sales and transmission-related revenues related to CSW's transmission coordination agreement. See ITEM 8. NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - CPL and WTU Complaint versus Texas Utilities Electric Company (Docket No. 17285). This increase was nearly offset by a 5% decrease in residential MWH and a 7% decrease in industrial MWH sales and electric service rendered but not yet billed. Revenues were also lower due to a charge to reflect the excess earnings provision of the Texas Legislation. See ITEM 8. NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - Electric Utility Restructuring Legislation.

      Fuel expense was nearly unchanged in 1999 when compared to 1998, increasing to $123.3 million from $122.8 million. The average unit fuel cost increased from $1.83 per MMbtu in 1998 to $1.98 MMbtu in 1999 primarily as a result of an increase in the spot market price of natural gas. As as result of an increase in average unit fuel costs, generation declined 5%. Purchased power for 1999 increased to $61.5 million, which was $13.4 million, or 28% higher than in 1998 due primarily to an unscheduled outage at a coal-fired generating plant.

      Other operating expenses for 1999 were $93.7 million, which was $3.8 million, or 4% higher than in 1998 due to higher transmission expenses. The increase in transmission expense was due to the absence in 1999 of a transmission service agreement adjustment made in 1998 related to the final order in Texas Commission Docket No. 17285. See ITEM 8. NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - CPL and WTU Complaint versus Texas Utilities Electric Company (Docket No. 17285).

      Maintenance expense for 1999 was $19.6 million, which was $2.9 million or 18% higher than the comparable period in 1998 due primarily to increased power plant maintenance and overhead line maintenance.

      Taxes, other than income, for 1999 increased $3.6 million, or 15% when compared to 1998 primarily due to higher state franchise tax expense.

      Income taxes associated with utility operations for 1999 were $14.3 million, which was $6.4 million, or 31% lower than in 1998 as a result of lower taxable income in 1999 as well as prior year income tax liability adjustments.


                                   2-144 WTU

      The extraordinary loss of $5.5 million was a result of legislation passed in Texas where the electricity generation portion of WTU's business no longer meets the criteria to apply SFAS No. 71. See ITEM 8. NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - Electric Utility Restructuring Legislation.


COMPARISON OF THE YEARS ENDED DECEMBER 31, 1998 AND 1997

      Net income for common stock for 1998 was $37.7 million compared to $22.4 million for 1997, an increase of $15.3 million, or 68%. The increase in net income was due primarily to higher non-fuel revenue. This increase was partially offset by higher maintenance expenses and income taxes. The increase in net income was also offset in part by the absence in 1998 of the recognition of the gain on reacquired preferred stock in 1997.

      Electric operating revenues were $425.0 million for 1998, an increase of $27.2 million, or 7% when compared to the year ended 1997. This increase was due primarily to an increase in fuel and non-fuel related revenues of $4.5 million and $22.7 million, respectively. The increase in non-fuel-related revenues was due primarily to a 4% increase in retail MWH sales resulting from favorable weather-related demand. Included in non-fuel-related revenues were additional transmission-related revenues resulting from changes to open access tariff transmission and a transmission coordination agreement. Conversely, non-fuel-related revenues were decreased by a transmission service agreement adjustment related to the final order in Texas Commission Docket No. 17285. See
ITEM 8. NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - Transmission Coordination Agreement and CPL and WTU Complaint versus Texas Utilities Electric Company (Docket No. 17285). The increase in fuel-related revenues was attributable to higher fuel costs as discussed below.

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

      Other operating expenses declined $3.9 million in 1998 when compared to 1997 due primarily to a reduction in transmission expenses resulting from a transmission service agreement adjustment related to the final order in Texas Commission Docket No. 17285. See ITEM 8. NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - CPL and WTU Complaint Versus Texas Utilities Electric Company
(Docket No. 17285) for additional information on the transmission service agreement. Additionally, other operating expenses also decreased due to lower employee-related expenses. The decrease was offset in part by higher production related expenses resulting from the increased utilization of generating stations to meet increased weather-related customer demand. Maintenance expenses rose $2.7 million from 1997 as a result of increased unplanned power plant maintenance activity.

      Operating income taxes were $20.6 million for 1998 compared to $9.4 million in 1997 for an increase of $11.2 million as a result of higher pre-tax income.

      Other income and  deductions  increased $1.2 million due to an increase in
interest   income  on  temporary  cash   investments,   merchandise   sales  and
under-recovered fuel cost.

                                   2-145 WTU

WTU
Statements of Income
West Texas Utilities Company
--------------------------------------------------------------------------------

                                                      For the Years Ended December 31,
                                                      --------------------------------
                                                        1999       1998        1997
                                                      ---------   --------    --------
                                                                (thousands)

Electric Operating Revenues
    Residential                                       $ 132,486   $134,204    $124,578
    Commercial                                           78,710     76,155      73,196
    Industrial                                           52,195     51,715      56,928
    Sales for resale                                    103,212     97,560      88,814
    Other                                                73,106     65,319      54,262
                                                      ---------   --------    --------
                                                        439,709    424,953     397,778
                                                      ---------   --------    --------
Operating Expenses and Taxes
    Fuel                                                123,348    122,836     119,158
    Purchased power                                      61,532     48,131      50,493
    Other operating                                      93,730     89,924      93,796
    Maintenance                                          19,604     16,666      14,013
    Depreciation and amortization                        44,789     42,750      41,592
    Taxes, other than income                             28,267     24,638      24,669
    Income taxes                                         14,275     20,643       9,490
                                                      ---------   --------    --------
                                                        385,545    365,588     353,211
                                                      ---------   --------    --------
Operating Income                                         54,164     59,365      44,567
                                                      ---------   --------    --------

Other Income and (Deductions)
    Allowance for equity funds used during
      construction                                          362        678         227
    Other                                                 2,984      1,580         766
    Non-operating income taxes                             (858)       454         471
                                                      ---------   --------    --------
                                                          2,488      2,712       1,464
                                                      ---------   --------    --------
Income Before Interest Charges                           56,652     62,077      46,031
                                                      ---------   --------    --------

Interest Charges
    Interest on long-term debt                           20,352     20,352      20,352
    Interest on short-term debt and other                 4,731      4,580       4,911
    Allowance for borrowed funds used during
      construction                                         (663)      (669)       (693)
                                                      ---------   --------    --------
                                                         24,420     24,263      24,570
                                                      ---------   --------    --------

Income Before Extraordinary Item                         32,232     37,814      21,461

Extraordinary Loss (net of tax of $2,941)                (5,461)        --          --
                                                      ---------   --------    --------

Net Income                                               26,771     37,814      21,461

    Less: Preferred stock dividends                         104        104         144
    Gain on reaquired preferred stock                        --         --       1,085
                                                      ---------   --------    --------
Net Income for Common Stock                            $ 26,667   $ 37,710    $ 22,402
                                                      =========   ========    ========




        The accompanying notes to financial statements as they relate to WTU are an integral part of these statements.

                                   2-146 WTU

WTU
Statements of Retained Earnings
West Texas Utilities Company
--------------------------------------------------------------------------------
                                                For the Years Ended December 31,
                                                --------------------------------
                                                  1999       1998        1997
                                                ---------  ---------   ---------
                                                          (thousands)

Retained Earnings at Beginning of Year          $117,189   $119,479    $123,077
    Net income for common stock                   26,667     37,710      22,402
    DeductCommon stock dividends                  28,000     40,000      26,000
                                                ---------  ---------   ---------
Retained Earnings at End of Year                $115,856   $117,189    $119,479
                                                =========  =========   =========















       The accompanying notes to financial statements as they relate to WTU are an integral part of these statements.

2-147 WTU

WTU
Balance Sheets
West Texas Utilities Company
-------------------------------------------------------------------------------
                                                         As of December 31,
                                                      -------------------------
                                                         1999          1998
                                                      -----------   -----------
                                                            (thousands)
ASSETS

  Electric Utility Plant
    Production                                         $ 429,783     $ 429,896
    Transmission                                         220,479       213,630
    Distribution                                         403,206       382,373
    General                                              113,945       108,878
    Construction work in progress                         15,131        11,805
                                                      -----------   -----------
                                                       1,182,544     1,146,582
  Less - Accumulated depreciation                        495,847       473,503
                                                      -----------   -----------
                                                         686,697       673,079
                                                      -----------   -----------
Current Assets
    Cash                                                   3,810         2,093
    Accounts receivable                                   50,579        31,689
    Materials and supplies, at average cost               14,029        14,191
    Fuel inventory, at LIFO cost                          17,133        13,186
    Accumulated deferred income taxes                         --           366
    Under-recovered fuel costs                            14,652         3,980
    Prepayments and other                                  2,883         5,988
                                                      -----------   -----------
                                                         103,086        71,493
                                                      -----------   -----------
Deferred Charges and Other Assets
    Deferred Oklaunion costs                               8,352        14,910
    Other                                                 63,070        60,330
                                                      -----------   -----------
                                                          71,422        75,240
                                                      -----------   -----------

                                                       $ 861,205     $ 819,812
                                                      ===========   ===========









     The accompanying notes to financial statements as they relate to WTU are an integral part of these statements.

                                   2-148 WTU

WTU
Balance Sheets
West Texas Utilities Company
--------------------------------------------------------------------------------

                                                        As of December 31,
                                                    ----------------------------
                                                      1999              1998
                                                    ----------       -----------
CAPITALIZATION AND LIABILITIES                              (thousands)

Capitalization
    Common stock:   $25 par value
        Authorized:  7,800,000 shares
        Issued and outstanding: 5,488,560 shares    $ 137,214         $ 137,214
    Paid-in capital                                     2,236             2,236
    Retained earnings                                 115,856           117,189
                                                    ----------       -----------
        Total Common Stock Equity                     255,306   49%     256,639  46%
                                                    ---------- ----- ----------- ----

    Preferred stock                                     2,482      --%    2,482  --%
    Long-term debt                                    263,686   51%     303,519  54%
                                                    ---------- ----- ----------- ----
        Total Capitalization                          521,474  100%     562,640  100%
                                                    ---------- ----- ----------- ----

Current Liabilities
    Long-term debt due within twelve months            40,000                --
    Advances from affiliates                           21,408             4,573
    Payables to affiliates                             18,856            19,917
    Accounts payable                                   39,611            31,473
    Accrued taxes                                      12,458            10,031
    Accumulated deferred income taxes                   1,653                --
    Accrued interest                                    4,165             4,125
    Refund due customers                                6,000                --
    Other                                               4,799             3,797
                                                    ----------       -----------
                                                      148,950            73,916
                                                    ----------       -----------
Deferred Credits
    Accumulated deferred income taxes                 148,746           140,731
    Investment tax credits                             25,323            26,597
    Income tax related regulatory liabilities, net     13,057            12,088
    Other                                               3,655             3,840
                                                    ----------       -----------
                                                      190,781           183,256
                                                    ----------       -----------

                                                    $ 861,205         $ 819,812
                                                    ==========       ===========




        The accompanying notes to financial statements as they relate to WTU are an integral part of these statements.

                                   2-149 WTU

WTU
Statements of Cash Flows
West Texas Utilities Company
--------------------------------------------------------------------------------

                                                    For the Years Ended December 31,
                                                    ------------------------------
                                                     1999       1998       1997
                                                    --------   --------   --------
                                                             (thousands)

OPERATING ACTIVITIES
    Net Income                                     $ 26,771   $ 37,814   $ 21,461
    Non-cash Items Included in Net Income
        Depreciation and amortization                44,789     43,826     43,138
        Deferred income taxes and investment tax
         credits                                     10,947     (7,899)    (2,275)
        Extraordinary loss related to SFAS No. 71     5,461         --         --
        Charges for investments and assets               --      1,527      5,296
        Inventory reserve                                --         --      1,498
    Changes in Assets and Liabilities
        Accounts receivable                         (18,890)   (21,119)    13,553
        Fuel inventory                               (3,947)      (715)     4,203
        Fuel recovery                               (10,672)     7,988     (3,007)
        Accounts payable                              8,138      1,952     (4,182)
        Payables to affiliates                       (1,061)    (1,652)     7,991
        Accrued taxes                                 2,427     (1,344)    (2,088)
        Other                                         2,299       (718)     9,658
                                                    --------   --------   --------
                                                     66,262     59,660     95,246
                                                    --------   --------   --------
INVESTING ACTIVITIES
    Construction expenditures                       (49,443)   (36,867)   (31,817)
    Other                                            (3,832)    (5,782)       261
                                                    --------   --------   --------
                                                    (53,275)   (42,649)   (31,556)
                                                    --------   --------   --------
FINANCING ACTIVITIES
    Redemption of preferred stock                        --         --     (2,724)
    Payment of dividends                            (28,105)   (40,104)   (26,184)
    Change in advances from affiliates               16,835      4,573    (14,833)
                                                    --------   --------   --------
                                                    (11,270)   (35,531)   (43,741)
                                                    --------   --------   --------

Net Change in Cash and Cash Equivalents               1,717    (18,520)    19,949
Cash and Cash Equivalents at Beginning of Year        2,093     20,613        664
                                                    --------   --------   --------
Cash and Cash Equivalents at End of Year            $ 3,810    $ 2,093   $ 20,613
                                                    ========   ========   ========

SUPPLEMENTARY INFORMATION
    Interest paid less amounts capitalized         $ 17,577   $ 17,250   $ 19,659
                                                   =========   ========   ========
    Income taxes paid                               $ 3,309   $ 29,533   $ 15,710
                                                   =========   ========   ========




      The accompanying notes to financial statements as they relate to WTU are an integral part of these statements.

                                   2-150 WTU

Statements of Capitalization
West Texas Utilities Company
--------------------------------------------------------------------------------
                                                            As of December 31,
                                                           ---------------------
                                                             1999        1998
                                                           ---------   ---------
                                                               (thousands)
COMMON STOCK EQUITY                                        $255,306    $ 256,639
                                                           ---------   ---------

PREFERRED STOCK
Cumulative $100 Par Value, Authorized 810,000 shares
                           Number           Current
                           of Shares        Redemption
Series                     Outstanding      Price
----------------------------------------------------

4.40%                       23,673          $107.00           2,367       2,367
Premium                                                         115         115
                                                           ---------   ---------
                                                              2,482       2,482
                                                           ---------   ---------


LONG-TERM DEBT
First Mortgage Bonds
    Series P, 7 3/4%, due June 1, 2007                       25,000      25,000
    Series Q, 6 7/8%, due October 1, 2002                    35,000      35,000
    Series R, 7%, due October 1, 2004                        40,000      40,000
    Series S, 6 1/8%, due February 1, 2004                   40,000      40,000
    Series T, 7 1/2%, due April 1, 2000                      40,000      40,000
    Series U, 6 3/8%, due October 1, 2005                    80,000      80,000
Installment Sales Agreements - PCRBs  *
    Series 1996, 6%, due June 1,  2020 (Red River)           44,310      44,310
Unamortized discount                                           (624)       (791)
Amount to be redeemed within one year                       (40,000)         --
                                                           ---------   ---------
                                                            263,686     303,519
                                                           ---------   ---------

TOTAL CAPITALIZATION                                       $521,474    $ 562,640
                                                           =========   =========

*Obligations incurred in connection with the sale by public authorities of tax-exempt PCRBs.







      The accompanying notes to financial statements as they relate to WTU are an integral part of these statements.

                                   2-151 WTU

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

8.   LONG-TERM DEBT
     See CSW's NOTE 8.

9.   PREFERRED STOCK
     See CSW's NOTE 9.

10.  SHORT-TERM FINANCING
     See CSW's NOTE 11.

11.  STOCK BASED COMPENSATION PLANS
     See CSW's NOTE 13.

12.  EXTRAORDINARY ITEMS
     See CSW's NOTE 16.

13.  NEW ACCOUNTING STANDARDS
     See CSW's NOTE 17.


                                   2-152 WTU

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of West Texas Utilities Company:

      We have audited the accompanying balance sheets and statements of capitalization of West Texas Utilities Company (a Texas corporation and a wholly-owned subsidiary of Central and South West Corporation) as of December 31, 1999 and 1998, and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of West Texas Utilities Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Texas Utilities Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.






Arthur Andersen LLP

Dallas, Texas
February 25, 2000

2-153 WTU

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

      WTU believes that, in all material respects, its system of internal controls over financial reporting and over safeguarding of assets against unauthorized acquisition, use or disposition functioned effectively as of December 31, 1999.







Paul J. Brower                                               R. Russell Davis
General Manager/President - WTU                              Controller - WTU

                                   2-154 WTU

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


CSW             None.
CPL             None.
PSO             None.
SWEPCO          None.
WTU             None.



2-155 WTU

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS.


      (a) (1) Directors of CSW, together with certain information with respect to each of them, are listed below. Ages are as of March 1, 2000.

CSW or an affiliate of CSW has employed each of the executive officers listed in the table below in an executive or managerial capacity for at least the last five years, except as stated below.

                       Name, Age, Principal                             Year
                  Occupation, Business Experience                   First Became
                      and Other Directorships                         Director
--------------------------------------------------------------------------------

MOLLY SHI BOREN               AGE - 55                                  1991
Ms. Boren, of Norman, Oklahoma, has been an attorney since prior to 1994 and is a former Special District Judge in Pontotoc
County,  Oklahoma.  She  served as a  Director  of  Liberty  Bank
Corporation, Tulsa, Oklahoma, and of Pet Incorporated prior to and during 1994. She is currently The University of Oklahoma
First Lady.

E. R. BROOKS                  AGE - 62                                  1988
Mr.  Brooks has served as Chairman and CEO of CSW since  February
1991.  He served as CSW's  President  from February 1991 to July,
1997.  He is also a member of the Board of  Directors  of each of
CSW's  subsidiaries,  as  well as a  Director  of  Hubbell,  Inc,
Orange,  Connecticut.  Mr.  Brooks is a Trustee of Baylor  Health
Care  Center,  Dallas,  Texas,  and  Hardin-Simmons   University,
Abilene, Texas.

DONALD M. CARLTON             AGE - 60                                  1994
In January  1996,  Mr.  Carlton  was named  President  and CEO of
Radian  International  LLC,  Austin,  Texas,  and  retired  as of
December  31,  1998.  Mr.  Carlton  served as the  President  and
Chairman of Radian Corporation, an engineering and technology firm, from 1969 through December 1995. He is a member of the Board of Directors of Valero Energy, San Antonio, Texas; Concert
Investment  Series  Funds,  New York,  and National  Instruments,
Austin, Texas.

T. J.  ELLIS                  AGE - 57                                 1996
Mr.  Ellis served as the  Commercial  Director of SEEBOARD plc in
1985 and became the Chief  Executive  of SEEBOARD  plc , Crawley,
West Sussex, after privatization of the United Kingdom's national electric  distribution system. In 1996, he was appointed Chairman and Chief  Executive of SEEBOARD plc following its acquisition by
CSW and is a  director  of  British-Borneo  Oil and  Gas  plc,  a
Director  of  the  Sussex   Chamber  of  Commerce   Training  and
Enterprise and a Director of the Brighton West Pier Trust. In the
1998 Queen's Birthday Honours List, he was made a Commander of the Order of the British Empire for his services to the United
Kingdom electricity industry.

                                       3-1

                        Name, Age, Principal                            Year
                  Occupation, Business Experience                   First Became
                      and Other Directorships                         Director
--------------------------------------------------------------------------------

JOE H. FOY                    AGE - 72                                  1974
Mr. Foy, retired, is currently a member of the Board of Directors of Enron Corporation, Houston, Texas.

WILLIAM  HOWELL               AGE - 63                                  1997
Mr.  Howell  served  as  Chairman  of the  Board  of J.C.  Penney
Company, Plano, Texas, from 1983 to January 1997 and also as its CEO from 1983 to January 1996. He is currently Chairman Emeritus of J.C. Penney Company. He has been Chairman of the Board of Trustees of Southern Methodist University, Dallas, Texas, since the summer of 1996 and serves on the Chairman's Advisory Council of the National Minority Suppliers Development Council. He is a member of the Board of Directors of Exxon Corporation, Irving, Texas; Warner-Lambert Company, Morris Plains, New Jersey; Bankers
Trust,  New  York;  Halliburton  Company,  Dallas,  Texas and The
Williams Companies, Inc., Tulsa, Oklahoma.

ROBERT W. LAWLESS             AGE - 62                                  1991
Dr.  Lawless  served  as the  President  and  CEO of  Texas  Tech
University and Texas Tech  University  Health  Sciences Center in
Lubbock, Texas from July, 1989 through April 1996. He has served as the president of the University of Tulsa since May 1996. He is a member of the Board of Directors of Salomon Smith Barney Mutual
Funds, New York.

JAMES L. POWELL               AGE - 69                                  1987
Mr. Powell has been involved in ranching and  investments  in Ft.
McKavett, Texas since prior to 1994. He is a Director of Southwest Bancorp of Sanderson, Texas, a Director and member of the Executive Committee of National Finance Credit Corporation, and an Advisory Director of First National Bank, Mertzon, Texas.

RICHARD L. SANDOR             AGE - 56                                  1997
Dr.  Sandor  has  served  as  Chairman  and CEO of  Environmental
Financial  Products  Ltd.,  formerly  Centre  Financial  Products
Limited, Chicago, Illinois, since prior to 1994 and also as Chairman of the Board of Hedge Financial Products, Inc., Chicago,
Illinois, since May 1997. He is a member of the Board of Directors of Sustainable Performance Group, Zurich, Switzerland, an investment company, and is on the board of governors of The
School of the Art Institute of Chicago.

THOMAS V. SHOCKLEY, III       AGE - 53                                  1991
Mr. Shockley was elected President and Chief Operating Officer of
CSW in July  1997.  He joined  CSW as Senior  Vice  President  in
January,   1990,  and  became  an  Executive  Vice  President  in
September of that same year. Mr. Shockley continues to serve as a Director of each of CSW's non-electric subsidiaries.

The directors and executive officers of CSW are elected to hold office until the first meeting of CSW's Board of Directors after the respective Annual Meeting of Stockholders by class and year as follows: Class I Directors (Ms. Boren, Mr. Carlton, Mr. Ellis and Mr. Shockley) in July 2000; Class II Directors (Mr. Brooks, Dr. Lawless and Mr. Powell) in April 2001; and Class III Directors (Mr. Files, Mr. Foy, Mr. Howell and Dr. Sandor) in April 2002. All outside directors have engaged in their principal occupations listed above for a period of more than five years, unless otherwise indicated.

                                       3-2

      (a) (2) Directors of each of the U.S. Electric Operating Companies, together with certain information with respect to each of them, are listed below. Ages are as of March 1, 2000.

                       Name, Age, Principal                             Year
                  Occupation, Business Experience                   First Became
                      and Other Directorships                         Director
--------------------------------------------------------------------------------

CPL

JOHN F. BRIMBERRY             AGE - 67                                  1995
CEO of Professional Insurance Agents, Inc., Victoria, Texas.

E. R. BROOKS                  AGE - 62                                  1991
Chairman and CEO of CSW since 1991. Director of CSW and each of its subsidiaries. President of CSW from 1991 to 1997. Director of Hubbell, Inc., Orange, Connecticut. Trustee of Baylor Health Care
Center,  Dallas,  Texas and Hardin-Simmons  University,  Abilene,
Texas.

GLENN FILES                   AGE - 52                                  1996
Senior Vice President of CSW since 1996. President and CEO of WTU from 1992 to 1996.

RUBEN M. GARCIA               AGE - 68                                  1981
President  and CEO of Modem  Construction  Inc. and Modem Machine
Shop, Inc., Laredo, Texas.

ALPHONSO R. JACKSON           AGE - 54                                  1998
President of CSW-Texas since February 1998. Vice President of CSW
Energy, Inc., from 1996 to 1998. President and CEO of The Housing
Authority  of the  City of  Dallas,  Texas,  from  1989 to  1996.
Director of Chase Bank of Texas N.A., Dallas,  Texas. Director of
Chase Bank of Texas, N.A., Houston, Texas.

ROBERT A. McALLEN             AGE - 65                                  1983
Owner of Robert A. McAllen Insurance Agency, Weslaco, Texas.

PETE MORALES, JR.             AGE - 59                                  1990
President of Morales Feed Lots, Inc., Devine,  Texas. Director of
The Bank of Texas, Devine, Texas.

H. LEE RICHARDS                AGE - 66                                 1987
Chairman of the Board of Hygeia Dairy Company, Harlingen, Texas.

J. GONZALO SANDOVAL            AGE - 51                                 1992
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

                                       3-3

                       Name, Age, Principal                             Year
                 Occupation, Business Experience                    First Became
                     and Other Directorships                          Director
--------------------------------------------------------------------------------

GERALD E. VAUGHN               AGE - 57                                 1993
Chairman  for the STPNOC since its  formation in September  1997.
Vice President, Nuclear of CSW Services since 1994.

      Each of the directors and executive officers of CPL is elected to hold office until the first meeting of CPL's Board of Directors after the 2000 Annual Meeting of Stockholders. CPL's 2000 Annual Meeting of Stockholders is presently scheduled to be held on April 13, 2000. All outside directors have engaged in their principal occupations listed above for a period of more than five years, unless otherwise indicated.


PSO

E. R. BROOKS                   AGE - 62                                 1991
Chairman and CEO of CSW since 1991. Director of CSW and each of its subsidiaries. President of CSW from 1991 to 1997. Director of Hubbell, Inc., Orange, Connecticut. Trustee of Baylor Health Care
Center,  Dallas,  Texas and Hardin-Simmons  University,  Abilene,
Texas.

T. D. CHURCHWELL               AGE - 55                                 1996
President of PSO since 1996. Executive Vice President of WTU from
1993 to 1996.

HARRY A. CLARKE                AGE - 71                                 1972
General Partner and President of HAC Investments, Afton, Oklahoma.

GLENN FILES                    AGE - 52                                 1996
Senior Vice President of CSW since 1996. President and CEO of WTU from 1992 to 1996.

PAUL K. LACKEY, JR.            AGE - 56                                 1992
President of The University of Oklahoma - Tulsa, Tulsa, Oklahoma.
Chief of Staff for the  Governor  of the State of  Oklahoma  from
1997 to 1999.  Secretary of Health and Human Services,  Executive
Director of the Office of Juvenile  Affairs,  State of  Oklahoma,
from  1995  to  1997.  Consultant,   Flint  Industries,  Inc.,  a
construction,   electronics   manufacturing,   and  environmental
services  company,  Tulsa,  Oklahoma,  during a portion  of 1995.
President, Flint Industries,  Inc. from 1986 to 1995. Director of
Bank South, Tulsa, Oklahoma.

PAULA MARSHALL-CHAPMAN         AGE - 46                                 1991
President and CEO of Bama Companies, a baked goods products company, Tulsa, Oklahoma.


                                       3-4

                        Name, Age, Principal                            Year
                  Occupation, Business Experience                   First Became
                      and Other Directorships                         Director
--------------------------------------------------------------------------------

WILLIAM R. McKAMEY            AGE - 53                                  1993
General Manager of PSO since 1996. Vice President,  Marketing and
Business Development of PSO from 1993 to 1996.

DR. ROBERT B. TAYLOR, JR.     AGE - 71                                  1975
Dentist, Okmulgee, Oklahoma.

Each of the directors and executive officers of PSO is elected to hold office until the first meeting of PSO's Board of Directors after the 2000 Annual Meeting of Stockholders. PSO's 2000 Annual Meeting of Stockholders is presently scheduled to be held on April 18, 2000. All outside directors have engaged in their principal occupations listed above for a period of more than five years, unless otherwise indicated.


SWEPCO

KAREN C. ADAMS                 AGE - 39                                 1996
General  Manager of SWEPCO  since 1996.  Director  of  Regulatory
Services at CSW from 1995 to 1996. Administrative Director of the
El Paso Transition Team at CSW from 1993 to 1995.

E. R. BROOKS                   AGE - 62                                 1991
Chairman and CEO of CSW since 1991. Director of CSW and each of its subsidiaries. President of CSW from 1991 to 1997. Director of Hubbell, Inc., Orange, Connecticut. Trustee of Baylor Health Care
Center,  Dallas,  Texas and Hardin-Simmons  University,  Abilene,
Texas.

JAMES E. DAVISON               AGE - 62                                 1993
President and CEO of Davison Terminal Services, Inc. President and CEO of Davison Motor Company, Inc. President and CEO of
Davison Insurance Company, Inc. All of the above entities are located in Ruston, Louisiana. Director of Bank One, Louisiana,
Baton Rouge, Louisiana.

GLENN FILES                    AGE - 52                                 1996
Senior Vice President of CSW since 1996. President and CEO of WTU from 1992 to 1996.

DR. FREDERICK E. JOYCE         AGE - 65                                 1990
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


                                       3-5

                        Name, Age, Principal                            Year
                  Occupation, Business Experience                   First Became
                      and Other Directorships                         Director
--------------------------------------------------------------------------------

JOHN M. LEWIS                 AGE - 60                                  1997
Chairman and CEO of The Bank of Fayetteville, Fayetteville, Arkansas.

MICHAEL H. MADISON            AGE - 51                                  1998
President  of SWEPCO  since  April  1998.  Programme  Director of
SEEBOARD  from  1996 to  1998.  Vice  President,  Operations  and
Engineering of SWEPCO from 1993 to 1996.

WILLIAM C. PEATROSS           AGE - 56                                  1990
President and CEO of United Title of Louisiana,  Inc. Director of
Deposit  Guaranty Bank.  Both entities are located in Shreveport,
Louisiana.

MAXINE P. SARPY               AGE - 60                                  1996
Vice  President  and Office  Manager  for Sarpy  Medical  Clinic,
Shreveport, Louisiana.

Each of the directors and executive officers of SWEPCO is elected to hold office until the first meeting of SWEPCO's Board of Directors after the 2000 Annual Meeting of Stockholders. SWEPCO's 2000 Annual Meeting of Stockholders is presently scheduled to be held on April 12, 2000. All outside directors have engaged in their principal occupations listed above for a period of more than five years, unless otherwise indicated.


WTU

E. R. BROOKS                   AGE - 62                                 1991
Chairman and CEO of CSW since 1991. Director of CSW and each of its subsidiaries. President of CSW from 1991 to 1997. Director of Hubbell, Inc., Orange, Connecticut. Trustee of Baylor Health Care
Center,  Dallas,  Texas and Hardin-Simmons  University,  Abilene,
Texas.

PAUL J. BROWER                 AGE - 51                                 1991
General  Manager/President  of WTU since February  1998.  General
Manager of WTU from 1996 to 1998. Vice  President,  Marketing and
Business Development of WTU from 1991 to 1996.

GLENN FILES                    AGE - 52                                 1996
Senior Vice President of CSW since 1996. President and
CEO of WTU from 1992 to 1996.

ALPHONSO R. JACKSON            AGE - 54                                 1998
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

                                      3-6

                        Name, Age, Principal                            Year
                  Occupation, Business Experience                   First Became
                      and Other Directorships                         Director
--------------------------------------------------------------------------------

TOMMY MORRIS                  AGE - 65                                  1976
President of The Tommy Morris Agency, an independent insurance and investment agency, Abilene, Texas.

DIAN G. OWEN                  AGE - 59                                  1994
Chairperson,   Mansfeldt  Investment  Corporation,   since  1997.
Chairperson, Dian Graves Owen Foundation, a general purpose private foundation, since 1996. Consultant, Owen Healthcare,
Inc., a hospital pharmacy management services company from 1997 to present. Corporate Executive/Founder of Owen Healthcare, Inc., from 1976 to 1997.

JAMES M. PARKER               AGE - 69                                  1987
President and CEO of J. M. Parker and Associates, Inc., an investment company, Abilene, Texas. Director of First Financial
Bankshares,  Inc. and First  National  Bank of Abilene,  Abilene,
Texas.

F. L. STEPHENS                AGE - 61                                  1980
Served as Chairman and CEO of Town & Country  Food Stores,  Inc.,
San Angelo, Texas until his retirement in June 1999.

Each of the directors and executive officers of WTU is elected to hold office until the first meeting of WTU's Board of Directors after the 2000 Annual Meeting of Stockholders. WTU's 2000 Annual Meeting of Stockholders is presently scheduled to be held on March 28, 2000. All outside directors have engaged in their principal occupations listed above for a period of more than five years, unless otherwise indicated.


                                       3-7

(b) (1) The following is a list of officers, who are not directors, of CSW, together with certain information with respect to each of them:

                         Name, Age, Principal                            Year
                  Occupation, Business Experience                   First Became
                      and Other Directorships                         Director
--------------------------------------------------------------------------------
CSW

FERD C. MEYER, JR.            AGE - 60                                  1998
Executive Vice President and General Counsel since 1998.
Senior Vice President and General Counsel from 1990 to 1998.


GLENN D. ROSILIER             AGE - 52                                  1998
Executive Vice President and Chief Financial Officer since 1998.
Senior Vice President and Chief Financial Officer from 1990 to 1998.

THOMAS M. HAGAN               AGE - 55                                  1996
Senior  Vice  President,   External   Affairs  since  1996.  Vice
President,  Governmental  Relations and  Regulatory  Affairs from
1995 to 1996. Vice President, Governmental Relations from 1993 to
1995.

VENITA  MCCELLON-ALLEN        AGE - 40                                  1996
Senior  Vice   President,   Customer   Relations   and  Corporate
Development  and Assistant  Corporate  Secretary since 1996. Vice
President,  Corporate Services from 1995 to 1996. SWEPCO Division
Manager   from   1994  to   1995.   SWEPCO   Director   Corporate
Communications and Governmental Affairs from 1993 to 1994.

KENNETH C. RANEY, JR.         AGE - 48                                  1996
Vice President, Associate General Counsel and Corporate Secretary since 1996. Vice President, Assistant General Counsel from 1989 to 1996.

WENDY G. HARGUS               AGE - 42                                  1996
Treasurer since 1996.  CSW Controller from 1993 to 1996.

LAWRENCE B. CONNORS           AGE - 48                                  1996
Controller since 1996. CSWS Vice President,  Administration  from
1993 to 1996.

STEPHEN J. MCDONNELL          AGE - 49                                  1998
Vice President, AEP Merger since 1998. Vice President, Mergers and Acquisitions from 1996 to 1998. CSWS Treasurer from 1989 to
1996.

MICHAEL D. SMITH              AGE - 48                                  1998
Vice  President,   Business   Opportunities  since  1998.  SWEPCO
President  from  1996  to  1997.  Vice  President,   Mergers  and
Acquisitions  from  1995  to  1996.  Vice  President,   Corporate
Services from 1993 to 1995.

                                       3-8

(b) (2) The following is a list of officers, who are not directors, of the U.S. Electric Operating Companies, together with certain information with respect to each of them:


                        Name, Age, Principal                            Year
                  Occupation, Business Experience                   First Became
                      and Other Directorships                         Director
--------------------------------------------------------------------------------

U.S. Electric Operating Companies
WENDY G. HARGUS                AGE - 42                                 1996
Treasurer of CSW, CPL, PSO,  SWEPCO,  WTU and CSW Services  since
1996. Controller of CSW from 1993 to 1996.

R. RUSSELL DAVIS              AGE - 43                                  1994
Controller of CPL, PSO, WTU, SWEPCO and CSW Services since 1994.

CPL
BRENDA L. SNIDER              AGE - 46                                  1996
Corporate  Secretary  of CPL since 1996.  Manager of Planning and
Analysis at CPL since 1996. Senior Financial Consultant at CPL from 1994 to 1996.

PSO
LINA P. HOLM                   AGE - 59                                 1997
Corporate  Secretary and Executive  Secretary to the President of
PSO  since  1997.   Executive  Secretary  to  the  President  and
Assistant Corporate Secretary of PSO from 1992 to 1997.

SWEPCO
MARILYN S. KIRKLAND            AGE - 52                                 1995
Corporate Secretary of SWEPCO since 1995. Executive Administrator since 1997. Senior Executive Secretary to the President, from
1992 to 1997.

WTU
MARTHA MURRAY                  AGE - 54                                 1992
Corporate Secretary of WTU since 1992.


                                       3-9

ITEM 11. EXECUTIVE COMPENSATION.

Cash and Other Forms of Compensation

CSW and the U.S. Electric Operating Companies

CSW's executive compensation program has as its foundation the following objectives:

-  Maintaining  a  total   compensation   program  consisting  of  base  salary,
   performance incentives and benefits designed to support the corporate goal of providing superior value to our stockholders and customers;

- Providing comprehensive programs which serve to facilitate the recruitment, retention and motivation of qualified executives; and

- Rewarding key executives for achieving financial, operating and individual objectives that produce a return to CSW's stockholders in both the long-term and the short-term.

      The Executive Compensation Committee of the CSW Board of Directors, which consists of four independent outside directors, has designed CSW's executive compensation programs around a strong pay-for-performance philosophy. The Executive Compensation Committee strives to maintain competitive levels, at average, of total compensation as compared to peers in the utility industry. The Executive Compensation Committee performs its functions for the U.S. Electric Operating Companies as well. The U.S. Electric Operating Companies do not have Executive Compensation Committees nor committees performing similar functions.

      Each year, the Executive Compensation Committee conducts a comprehensive review of CSW's executive compensation programs. The Executive Compensation Committee is assisted in these efforts by an independent consultant and by CSW's internal staff, who provide the Executive Compensation Committee with relevant information and recommendations regarding the compensation policies, programs, and specific compensation practices. This review is designed to ensure that the programs are in place to enable CSW to achieve its strategic and operating objectives and provide value to its stockholders, CSW's customers, and to document CSW's relative competitive position.

      The  Executive  Compensation  Committee  reviews  a  comparison  of  CSW's compensation programs with those offered by comparable companies within the utility industry. For each component of compensation as well as total compensation, the Executive Compensation Committee seeks to ensure that CSW's level of compensation for expected level of performance approximates the average or mean for executive officers in similar positions at comparable companies. In most years, this means that the level of total compensation for expected performance will be near the average for comparable companies. Performance above or below expected levels is reflected in a corresponding increase, reduction, or no award in the incentive portion of our compensation program.

      The   amounts   of   each  of  the   primary   components   of   executive
compensation-salary, annual incentive plan awards and long-term incentive plan awards will fluctuate according to individual, business unit, and/or corporate performance, as described in detail in this report. Corporate performance for these purposes is measured against a peer group of selected companies in the utility industry. The utility peer group consists of the companies listed in the Standard & Poor's Electric Utility Index as well as large regional competitors. The Executive Compensation Committee believes that using the utility peer group provides an objective measure to compare performance benchmarks appropriate for compensation purposes.

                                      3-10

      CSW's executive compensation program includes several components serving long-term and short-term objectives. CSW also provides its senior executive officers with benefits under the Special Executive Retirement Plan and all executive officers with certain executive perquisites, as noted later in this section.

      In addition, CSW maintains for each of its executive officers a package of benefits under its pension and welfare benefit plans that are generally provided to all employees, including group health, life, disability and accident insurance plans, tax-advantaged reimbursement accounts, a defined benefit pension plan and the 401(k) savings plan. There is no relationship between this package and corporate performance.

      The following describes the relationship of compensation to performance for the principal components of executive officer compensation.

Base Salary: Each executive officer's corporate position is matched to a comparable position within the utility industry and is valued at the 50th percentile market level. In some cases, these positions are common in both the utility industry as well as general industry. In these cases, comparisons are made to both markets, although pay decisions are influenced only by the utility industry data. Once these market values are determined, the position is then evaluated based on the position's overall contribution to corporate goals. This internal weighting is combined with the value the market places on the associated job responsibilities and a salary is assigned to that position. Each year the assigned values are reviewed against market conditions, including compensation practices in the utility peer group, inflation, and supply and demand in the labor markets. If these conditions change significantly there may be an adjustment to base salary. Finally, the results of the executive officer's performance over the past year becomes part of the basis of the Executive Compensation Committee's decision to approve, at its discretion, base salaries of executive officers.

Incentive Programs - General: The executive incentive programs are designed to strike an appropriate balance between short-term accomplishments and CSW's need to effectively plan for and perform over the long-term.

Incentive Programs - Annual Incentive Plan: The AIP is a short-term bonus plan rewarding annual performance. AIP awards are determined under a formula that directly ties the amount of the award with levels of achievement for specific corporate and individual performance. Business unit executives' awards are also based on specific business unit performance. The amount of an executive officer's AIP equals the corporate results plus business unit results, if applicable, times their individual performance results times their target award.

      Corporate performance is currently determined by two equally weighted measures-earnings per share and cash flow. Threshold, target and exceptional levels of performance are set by the Executive Compensation Committee in the first quarter of each year. The Executive Compensation Committee considers both historic performance and budgeted, or expected levels of performance in setting these targets.

      Performance for a given business unit represents the weighted average of performance indices that measure the achievement of specific financial and/or operational goals that are set and weighted at the beginning of the year for that business unit.

      The individual performance component represents the average of results achieved on several individual goals and a subjective evaluation of overall job performance. Although individual performance goals do not repeat corporate performance measures, these goals are constructed to support corporate performance goals or initiatives.


                                      3-11

      If an individual fails to achieve a minimum threshold performance level on individual performance goals, that individual does not earn an AIP award for that year.

      Target awards for executive officers have been fixed at 50 percent of salary for the CEO, President and Executive and Senior Vice Presidents, 45 percent of salary for Business Unit Presidents and 35 percent of salary for other officers. The award can vary from 0 to a maximum of 150 percent of target. These targets are established by a review of competitive practice among the utility peer group.

      Performance under the AIP is measured or reviewed by each executive officer's superior officer, or in the case of the CEO by the Executive Compensation Committee, with the assistance of internal staff. The results are reviewed and are subject to approval by the Executive Compensation Committee. Under the terms of the AIP, the Executive Compensation Committee in the exercise of its discretion, may vary corporate or company performance measures and the form of payment for AIP awards from year-to-year prior to establishing the awards, including payment in cash or restricted stock, as determined by the Executive Compensation Committee.

      In 1999, AIP awards were determined based on the corporate performance, business unit performance, if applicable, and individual performance. The Executive Compensation Committee reviewed the results of this calculation in determining the size of awards.

Incentive Programs - Long-Term Incentive Plan: Amounts realized by CSW's executive officers under awards made pursuant to the CSW 1992 LTIP depend entirely upon corporate performance. The Executive Compensation Committee selects the form and amount of LTIP awards based upon its evaluation of which vehicles then are best positioned to serve as effective incentives for long-term performance.

      Since 1992, the Executive Compensation Committee has established LTIP awards in the form of performance units. These awards provide incentives both for exceptional corporate performance and to encourage retention. Each year, the Executive Compensation Committee has set a target award of a specified number of performance units based on a percentage of salary and the stock price on the date the award is established.

      The payout of such an LTIP award is based upon a comparison of CSW's total stockholder return over a three-year period, or "cycle," against total stockholder returns of utilities in the utility peer group over the same three-year period. If CSW's total stockholder return for a cycle falls in one of the top three quartiles of total stockholder returns achieved at companies in the utility peer group, CSW will make a payout to participants for the three-year cycle then ending. First, second and third quartile performance will result in payouts of 150 percent, 100 percent and 50 percent of target, respectively. Performance in the fourth quartile yields no payout under the LTIP.

      A new three-year performance cycle begins each year. In January 1999, the Executive Compensation Committee reviewed total stockholder return results for the period covering 1996-1998, and because performance was in the fourth quartile, no restricted stock awards were granted.

      CSW from time to time has also granted stock options and restricted stock under the LTIP. Stock options and restricted stock are granted at the discretion of the Executive Compensation Committee. Stock options, once vested, allow grantees to buy specified numbers of shares of CSW Common Stock at a specified stock price, which to date has been the market price on the date of grant. In determining grants to date, the Executive Compensation Committee has considered both the number and value of options granted by companies in the utility peer group with respect to both the number and value of options awarded by CSW, and the relative amounts of other long-term incentive awards at CSW and such peers. The executive officers' realization of any value on the options depends upon

                                      3-12
stock appreciation. No executive officer owns in excess of one percent of CSW's Common Stock. Further, the amounts of LTIP awards are measured against similar practices at other companies in the utility peer group.

Tax Considerations: Section 162(m) of the Internal Revenue Code, as amended, generally limits CSW's federal income tax deduction for compensation paid in any taxable year to any one of the five highest paid executive officers named in
Part III of this Form 10-K to $1 million. The limit does not apply to specified types of payments, including, most significantly, payments that are not includible in the employee's gross income, payments made to or from a tax-qualified plan, and compensation that meets the Internal Revenue Code definition of performance-based compensation. Under the tax law, the amount of a performance-based incentive award must be based entirely on an objective formula, without any subjective consideration of individual performance, to be considered performance-based.

      The Executive Compensation Committee has carefully considered the impact of this law. At this time, the Executive Compensation Committee believes it is in CSW's and its stockholder's best interest to retain the subjective determination of individual performance under the AIP. Consequently, payments under the AIP, if any, to the named executive officers may be subject to the limitation imposed by the Internal Revenue Code section 162(m). In 1997, stockholders approved the restated LTIP and re-qualified the plan for Internal Revenue Code section 162(m) purposes.

Rationale for CEO Compensation

      In 1999, Mr. Brooks' compensation was determined as described above for all of CSW's executive officers.

      Mr. Brooks' annual salary increased in 1999 to $806,000 from $775,000. The Executive Compensation Committee reviewed Mr. Brooks' salary as a part of its overall annual review of executive compensation. His salary is based on market information for similar positions, as well as changes in the salaries of chief executive officers at comparable regional utilities (not limited to the utility peer group).

      For 1999, CSW achieved earnings per share of $2.14. Based on corporate and individual results Mr. Brooks' AIP for 1999, which was paid in 2000, was 150% of target.

      In 1999, the Executive Compensation Committee established Mr. Brooks' target performance units for LTIP for the 1999-2001 cycle of 19,572 units to be paid in shares of restricted stock in 2001 if performance measures are met. Mr. Brooks' target amount was derived by reference to the number and value of grants to chief executive officers at comparable companies.


CSW EXECUTIVE COMPENSATION COMMITTEE

Joe H. Foy, Chairman
Molly Shi Boren
William R. Howell
Richard L. Sandor


                                      3-13

                 Comparison of Five Year Cumulative Total Return
                    Among Central and South West Corporation,
                         the Standard & Poors 500 Index
                and the Standard & Poors Electric Companies Index


GRAPH OMITTED

CSW, S&P Electric & S&P 500

Year          CSW         S&P Electric     S&P 500
----          ---         ------------     -------
1994          100              100           100
1995          131              131           138
1996          128              131           169
1997          144              166           226
1998          156              193           290
1999          123              162           351



The total return performance shown on the graph above is not necessarily indicative of future performance.



                                      3-14

CSW
SUMMARY COMPENSATION TABLE

                               Annual Compensation                  Long-Term Compensation
                      ----------------------------------  --------------------------------------------
                                                                  Awards          Payouts

                                                 Other
                                                 Annual   Restricted  Securities            All Other
                                                 Compen-     Stock    Underlying    LTIP       Compen-
Name and                    Salary     Bonus     sation     Award(s)   Options/    Payouts     sation
Principal Position    Year    ($)     ($)(1)     ($)(2)    ($)(1)(3)   SARs(#)      ($)(4)     ($)(5)

E. R. Brooks         1999   780,961   536,558    18,346       --           --           --      23,557
 Chairman,           1998   741,345   450,000   119,057       --           --      220,748      23,263
 and CEO             1997   699,999   375,200    14,723       --       65,000           --      23,757

T. V. Shockley,III   1999   544,230   375,205     7,098       --           --           --      23,557
 President and       1998   518,462   300,000    20,921       --           --      130,928      23,263
 Chief Operating     1997   490,000   215,662     4,325       --       41,000           --      23,757
 Officer

Glenn Files          1999   393,077   283,562     5,893       --           --           --      23,557
 Senior Vice Pres.   1998   392,307   125,000    10,753       --           --       75,992      23,263
 Electric Operations 1997   374,999   143,099     8,534       --       31,000           --      23,757

Ferd. C. Meyer,Jr.   1999   350,961   259,550     5,617       --           --           --      23,557
 Executive Vice      1998   359,272   185,000     8,893       --           --      102,810      23,263
 President and       1997   345,051   157,157     3,950       --       29,000           --      21,307
 General Counsel

Glenn D. Rosilier    1999    340,962  251,872     4,738       --           --           --      23,557
 Executive Vice      1998    348,636  185,000     6,042       --           --      102,810      23,263
 President and       1997    334,751  161,055     3,594       --       28,000           --      23,757
 Chief Financial
 Officer

(1)Amounts in these columns are paid or awarded in a calendar year for performance in a preceding year.
(2)The following are the 1999 perquisites and other personal benefits required to be identified in respect of the following Named Executive Officer: none.
(3)Grants of restricted stock are administered by the Executive Compensation Committee of the CSW Board of Directors, which has the authority to determine the individuals to whom and the terms upon which restricted stock grants, including the number of underlying shares, shall be made.

As of the end of 1999, the aggregate restricted stock holdings of each of the Named Executive Officers were:

                               Restricted Stock Held     Market Value at
                               At December 31, 1999     December 31, 1999
        ---------------------------------------------  ---------------------
        E. R. Brooks                   8,153                  $163,060
        T. V. Shockley, III            4,844                    96,880
        Ferd. C. Meyer, Jr.            3,799                    75,980
        Glenn D. Rosilier              3,799                    75,980
        Glenn Files                    2,904                    58,080

(4)The awards reflected in this column are the value of restricted shares paid out under the LTIP in 1998. The awards have a two-year vesting period with 50 percent of the stock vesting on each anniversary date. Upon vesting, shares of CSW Common Stock are re-issued without restrictions. The individual receives dividends and may vote shares of restricted stock, even before they are vested. The amount reported in the Summary Compensation Table represents the market value of the shares at the date of grant.
(5)Amounts shown in this column consist of (i) the annual employer matching payments to CSW's Retirement Savings Plan, (ii) premiums paid per participant for personal liability insurance and (iii) average amounts of premiums paid per participant in those years under CSW's memorial gift program. In 1999,

                                      3-15

   1998  and  1997,  Messrs.  Brooks,   Shockley  ,Files,  Meyers  and  Rosilier
   participated in the memorial gift program. See Meetings and Compensation for a description of CSW's memorial gift program.


U.S. ELECTRIC OPERATING COMPANIES

      The following table sets forth the aggregate cash and other compensation for services rendered for the fiscal years of 1999, 1998 and 1997 paid or awarded to the President of each of the U.S. Electric Operating Companies and the Named Executive Officers as defined below.

      Because of the functional restructuring undertaken by CSW during 1996, certain of the Executive Officers of the U.S. Electric Operating Companies, Messrs. Files, Zemanek and Verret, are not actually employed by any of the U.S. Electric Operating Companies. Instead, they are employed by CSW Services and manage CSW business units and perform policy-making functions that are integral to the U.S. Electric Operating Companies. Therefore, these individuals are included in the Summary Compensation Table as Named Executive Officers due to the functional perspective regarding the management of the companies.

                           Summary Compensation Table

                               Annual Compensation                  Long-Term Compensation
                      ----------------------------------  --------------------------------------------
                                                                  Awards          Payouts

                                                 Other
                                                 Annual   Restricted  Securities            All Other
Name and                                         Compen-     Stock    Underlying    LTIP       Compen-
Principal Position          Salary     Bonus     sation     Award(s)   Options/    Payouts     sation
at Registrant         Year    ($)     ($)(1)     ($)(2)    ($)(1)(3)   SARs(#)      ($)(4)     ($)(5)


Glenn Files, Senior   1999  393,077   283,562     5,893          --         --         --       23,557
 President of CSW     1998  392,307   125,000    10,753          --         --     75,992       23,263
 Electric Operations  1997  374,999   143,099     8,534          --     31,000         --       23,757
 (4,5)
Richard H. Bremer,    1999  181,092   213,300     2,132          --         --         --    2,523,557
 Former Pres. of CSW  1998  328,154    48,642     2,499          --         --     87,818       23,263
 Energy Serv business 1997  307,462    99,993     4,648          --     26,000         --       21,357
 unit (4,5,6)
Robert L. Zemanek,    1999  283,250   184,985     3,510          --         --         --       23,557
 President of CSW     1998  294,144     9,560    49,818          --         --     81,702       23,263
 Energy Delivery      1997  283,250    89,279    10,272          --     24,000         --       23,757
 business unit (4,5)
Richard P. Verret,    1999  271,116   175,676     2,009          --         --         --        8,103
 President of CSW     1998  270,038    50,953     1,833          --         --     47,576        7,900
 Production (4,5)     1997  251,230    83,390     2,083          --     21,000         --        7,953

J. Gonzalo Sandoval   1999  138,863    29,955        --          --         --         --        7,200
General Manager/      1998  138,115     8,110        --          --         --     18,944        6,580
President of CPL (4)

T. D. Churchwell,     1999  192,500   101,063     2,209          --         --         --        8,103
 President of PSO     1998  199,904     6,738     2,359          --         --     37,942        7,900
 (4,5)                1997  192,500    53,672     2,167          --     13,000         --        6,398

Michael H. Madison,   1999  186,944    87,380     5,544          --         --         --        8,103
 President of SWEPCO  1998  178,593    53,150    28,914          --         --     18,944        7,900
 (4,5)

Paul J. Brower,       1999  141,677    29,955     5,564          --         --         --        7,200
 General Manager/     1998  138,115     2,874    15,136          --         --     18,944        6,344
 President of WTU (4)

(1) Amounts in these columns are paid or awarded in a calendar year for performance in a preceding year.

(2) The following are the perquisites and other personal benefits required to be identified in respect of each Named Executive Officer: None.


                                      3-16

(3) Grants of restricted stock are administered by the Executive Compensation Committee of the CSW Board of Directors, which has the authority to determine the individuals to whom and the terms upon which restricted stock grants, including the number of underlying shares, shall be made.

As of December 31, 1999, the aggregate restricted stock holdings of each of the Named Executive Officers are presented in the following table.

                                 Restricted Stock     Market Value at
       Name                    at December 31, 1999  December 31, 1999
       ---------------------------------------------------------------
       Glenn Files                     2,904             $58,080
       Richard H. Bremer                  --                  --
       Robert L. Zemanek               3,009              60,180
       Richard P. Verret               1,754              35,080
       J. Gonzalo Sandoval               725              14,500
       T. D. Churchwell                1,076              21,520
       Michael H. Madison                725              14,500
       Paul J. Brower                    725              14,500

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

(5)Amounts shown in this column consist of: (i) the annual employer matching payments to CSW's Retirement Savings Plan; (ii) premiums paid per participant for personal liability insurance; and (iii) average amounts of premiums paid per participant in those years under CSW's memorial gift program. In 1999, 1998 and 1997, Messrs. Bremer, Files and Zemanek participated in the memorial gift program. See Meetings and Compensation for a description of CSW's memorial gift program. In 1999, $2,500,000 was paid to Mr. Bremer upon his resignation.

(6)Mr. Bremer was President of the CSW Energy Services business unit until he resigned in 1999.

Option/SAR Grants

No stock options or appreciation rights were granted to any officer or director of CSW or the U.S. Electric Operating Companies in 1999.


CSW
Option/SAR Exercises and Year-End Value Table

      Shown below is information regarding option/SAR exercises during 1999 and unexercised options/SARs as of December 31, 1999, for the Named Executive Officers.

                                      3-17

Aggregated Option/SAR Exercises in 1999
and Fiscal Year-End Option/SAR Values

                                                Number of Securities         Value of Unexercised
                                      Value    Underlying Unexercised           In-the-Money
                   Shares Acquired   Realized Options/SARs at Year End     Options/SARs at Year End
Name                On Exercise        ($)    Exercisable/Unexercisable   Exercisable/Unexercisable(1)
-----------------  ---------------  --------- -------------------------   ----------------------------

E. R. Brooks              --            --         86,842/21,667                     --/--
T. V. Shockley, III       --            --         69,564/13,667                     --/--
Glenn Files               --            --         44,319/10,334                     --/--
Ferd. C. Meyer, Jr.       --            --          42,556/9,667                     --/--
Glenn D. Rosilier         --            --          51,555/9,334                     --/--


(1) Calculated based upon the difference between the closing price of CSW's Shares on the New York Stock Exchange on December 31, 1999 ($20.00 per share) and the exercise price per share of the outstanding unexercisable and exercisable options ($20.750, $24.813 and $29.625, as applicable).


U.S. ELECTRIC OPERATING COMPANIES
Option/SAR Exercises and Year-End Value Table

      Shown below is information regarding option/SAR exercises during 1999 and unexercised options/SARs at December 31, 1999 for the Named Executive Officers for the U.S. Electric Operating Companies.

                     Aggregated Option/SAR Exercises in 1999
                      and Fiscal Year-End Option/SAR Values

                                               Number of Securities         Value of Unexercised
                                      Value    Underlying Unexercised           In-the-Money
                   Shares Acquired   Realized Options/SARs at Year End     Options/SARs at Year End
Name                On Exercise        ($)    Exercisable/Unexercisable   Exercisable/Unexercisable(1)
---------------    ---------------  --------- -------------------------   ----------------------------

Glenn Files               --            --         44,319/10,334                    --/--
Richard H. Bremer       33,233       $107,880          --/--                        --/--
Robert L. Zemanek         --            --         41,430/8,000                     --/--
Richard P. Verret         --            --         10,135/7,000                     --/--
J. Gonzalo Sandoval       --            --          2,916/--                        --/--
T. D. Churchwell          --            --         13,601/4,334                     --/--
Michael H. Madison        --            --          6,802/3,667                     --/--
Paul J. Brower            --            --          7,145/--                        --/--

(1)Calculated based upon the difference between the closing price of CSW's Shares on the New York Stock Exchange on December 31, 1999 ($20.00 per share) and the exercise price per share of the outstanding unexercisable and exercisable options ($20.750, $24.813 and $29.625, as applicable).


                                      3-18

CSW
Long-Term Incentive Plan Awards in 1999

      The following table shows information concerning awards made to the Named Executive Officers for CSW during 1999 under the LTIP:

                                                          Estimated Future Payouts under
                                                            Non-Stock Price Based Plans

                                        Performance or
                        Number of        Other Period
                     Shares, Units or  Until Maturation   Threshold   Target   Maximum
   Name                Other Rights       Or Payout          ($)        ($)      ($)
   ----              ----------------  ----------------   ---------   ------   -------
   E. R. Brooks          19,572             2 years          --       391,440  587,160
   T. V.  Shockley, III  11,689             2 years          --       233,780  350,670
   Glenn Files            8,442             2 years          --       168,840  253,260
   Ferd. C. Meyer, Jr.    7,576             2 years          --       151,520  227,280
   Glenn D. Rosilier      7,360             2 years          --       147,200  220,800

(1)   Vesting period for awards paid at end of three-year cycle.

      Payouts of the awards are contingent upon CSW achieving a specified level of total stockholder return, relative to a peer group of utility companies, for a three-year period or cycle and exceeding a certain defined minimum threshold. If the Named Executive Officer's employment is terminated during the performance period for any reason other than death, total and permanent disability or retirement, then the award is canceled. The LTIP contains provision-accelerating awards upon a change in control of CSW. If a change in control of CSW occurs, all options and SARs become fully exercisable and all restrictions, terms and conditions applicable to all restricted stock are deemed lapsed and satisfied and all performance units are deemed to have been fully earned, as of the date of the change in control. The LTIP also contains provisions designed to prevent circumvention of the above acceleration provisions through coerced termination of an employee prior to a change in control. See Cash and Other Forms of Compensation - CSW for additional discussion of the terms of the LTIP.


U.S. Electric Operating Companies
Long-term Incentive Plan Awards in 1999

      The following table shows information concerning awards made to the Named Executive Officers during 1999 under the CSW LTIP.


                                                          Estimated Future Payouts under
                                                            Non-Stock Price Based Plans

                                        Performance or
                        Number of        Other Period
                     Shares, Units or  Until Maturation   Threshold   Target   Maximum
   Name                Other Rights       Or Payout          ($)        ($)      ($)
   ----              ----------------  ----------------   ---------   ------   -------
Glenn Files              8,442              2 years          --      168,840    253,260
Robert L. Zemanek        6,131              2 years          --      122,620    183,930
Richard P. Verret        5,823              2 years          --      116,460    174,690
J. Gonzalo Sandoval       --                2 years          --         --        --
Richard H. Bremer         --                2 years          --         --        --
T. D. Churchwell         2,778              2 years          --       55,560    83,340
Michael H. Madison       2,482              2 years          --       49,640    74,460
Paul J. Brower            --                2 years          --         --        --

 (1) Vesting period for awards paid at end of three year cycle.


                                      3-19

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

Cash Balance Retirement Plan

      The CSW System maintains the Cash Balance Plan for eligible employees. In addition, the CSW System maintains the SERP, a non-qualified ERISA excess plan, that primarily provides benefits that cannot be payable under the Cash Balance Plan because of maximum limitations imposed on such plans by the Internal Revenue Code. Under the cash balance formula, each participant has an account for recordkeeping purposes only, to which dollar amount credits are allocated annually based on a percentage of the participant's pay. Pay for the Cash Balance Plan includes base pay, bonuses, overtime, and commissions. The applicable percentage is determined by the age and years of vesting service the participant has with CSW and its affiliates as of December 31 of each year (or as of the participant's termination date, if earlier). The following table shows the applicable percentage used to determine dollar amount credits at the age and years of service indicated.

                   Sum of Age plus
                  Years of Service      Applicable Percentage
               ------------------------------------------------
                         <30                    3.0%
                        30-39                   3.5%
                        40-49                   4.5%
                        50-59                   5.5%
                        60-69                   7.0%
                     70 or more                 8.5%

      As of December 31, 1999, the sum of age plus years of service of the Named Executive Officers for CSW for the cash balance formula is as follows: Mr. Brooks, 100; Mr. Shockley, 77; Mr. Files, 80; Mr. Meyer, 78; and Mr. Rosilier, 75.
      As of December 31, 1999, the sum of age plus years of service of the Named Executive Officers for the U.S. Electric Operating Companies for the cash balance formula are as follows: Mr. Zemanek, 77; Mr. Verret, 80; Mr. Sandoval, 76, Mr. Churchwell, 76; Mr. Madison, 79; Mr. Brower, 73.

      All dollar amount balances in the accounts of participants earn a fixed rate of interest, which is also credited annually. The interest rate for a particular year is the average rate of return of the 30-year Treasury Rate for November of the prior year. For 1999, the interest rate was 5.25%. For 2000, the interest rate is 6.15%. Interest continues to be credited as long as the participant's balance remains in the plan.

      At retirement or other termination of employment, an amount equal to the vested balance (including qualified and SERP benefit) then credited to the account is payable to the participant in the form of an immediate or deferred lump sum or annuity. Benefits, (both from the Cash Balance Plan and the SERP)

                                      3-20
under the cash balance formula, are not subject to reduction for Social Security benefits or other offset amounts. The estimated annual benefit payable to each of the Named Officers as a single life annuity at age 65 under the Cash Balance Plan and the SERP is:

      CSW
      E.R. Brooks                         $467,246
      T.V. Shockley, III                   244,999
      Ferd. C. Meyer, Jr.                  146,311
      Glenn D. Rosilier                    255,520
      Glenn Files                          279,398


      U.S. Electric Operating Companies
      Robert L. Zemanek                   $241,035
      Richard P. Verret                    177,290
      Richard H. Bremer                         --
      J. Gonzalo Sandoval                   98,903
      T.D. Churchwell                      108,313
      Michael H. Madison                   124,924
      Paul J. Brower                        81,665


      These projections are based on the following assumptions: (1) participant remains employed until age 65; (2) salary used is base pay paid for calendar year 1999 assuming no future increases plus bonus at 1999 target level; (3) interest credit at 6.15% for 2000 and future years; and (4) the conversion of the lump-sum cash balance to a single life annuity at normal retirement age is based on an interest rate of 6.15% and the 1983 Group Annuity Mortality Table, which sets forth generally accepted life expectancies.

      In addition, certain employees who were 50 or over and had completed at least 10 years of service as of July 1, 1997, also continue to earn a benefit using the prior pension formula. For CSW, at commencement of benefits, Mr. Brooks, Mr. Shockley and Mr. Meyer have a choice of their accrued benefit using the cash balance formula or their accrued benefit using the prior pension formula. For the U.S. Electric Operating Companies, at commencement of benefits, Mr. Verret and Mr. Churchwell have a choice of their accrued benefit using the cash balance formula or their accrued benefit using the prior pension formula. Once the participant selects either the earned benefit under the cash balance formula or the earned benefit under the prior pension formula, the other earned benefit is no longer available.


                                      3-21

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

      Benefits payable under the prior pension formula are based upon the participant's years of credited service (up to a maximum of 30 years), age at retirement, and covered compensation earned by the participant. The annual normal retirement benefit payable under the prior pension formula and the SERP are based on 1.67 percent of "Average Compensation" times the number of years of credited service (reduced by no more than 50 percent of a participant's age 62 or later Social Security benefit). "Average Compensation" is covered compensation for the prior pension formula and equals the average annual compensation, reported as salary in the Summary Compensation Table, during the 36 consecutive months' highest pay during the 120 months prior to retirement.

      Respective years of credited service and ages, as of December 31, 1999, for the following officers of CSW, who continue to earn a benefit under the prior pension formula are: Mr. Brooks, 38 and 62, Mr. Shockley, 23 and 54 and Mr. Meyer, 30 and 60. Respective years of credited service and ages, as of December 31, 1999, for the following officers of the U.S. Electric Operating Companies, who continue to earn a benefit under the prior pension formula are:
Mr. Verret, 27 and 53, Mr. Churchwell, 21 and 55.

Change in Control Agreements

      Pursuant to approval by the CSW Board of Directors in October 1996, CSW also has Change in Control Agreements with the Named Executive Officers of CSW and certain other CSW System officers. The purpose of the Change in Control Agreements is to assure the objective judgment and to retain the loyalty of these individuals in the event of a Change in Control of CSW. A Change in Control includes, among other things, any person gaining ownership or control of 25% or more of the outstanding shares of CSW's voting stock or the closing of any merger, acquisition or consolidation following which the former stockholders of CSW own less than 75% of the surviving entity.

      The Change in Control Agreements entitle the Named Executive Officers, in certain circumstances, including but not limited to, a termination by CSW within three years after a Change in Control (prior to the expiration of the Change in Control Agreements), to receive: (i) a lump sum payment equal to two to four times their base salary plus target bonus; (ii) enhanced non-qualified retirement benefits; (iii) continued health and other welfare benefits for up to three years and (iv) various other non-qualified benefits. The participating CSW

                                      3-22

System officers are also eligible for an additional payment, if required, to make them whole for any excise tax imposed by Section 4999 of the Internal Revenue Code.

      CSW's LTIP provides for awards of stock options, stock appreciation rights, restricted stock, phantom stock and performance unit awards to employees selected by the CSW Executive Compensation Committee, including those individuals named in the CSW Summary Compensation Table. Upon a Change in Control (as defined in the LTIP), the awards previously granted to those employees will become fully exercisable, fully vested, or fully earned.

Meetings and Compensation

CSW

      The CSW Board of Directors held six regular meetings and four special meetings during 1999. Directors who are not officers or employees of CSW receive annual cash directors' fees of $12,000 for serving on the CSW Board and a fee of $1,250 per day plus expenses for each meeting of the CSW Board or committee meeting attended. CSW also has the Directors' Compensation Plan which awards non-employee directors an annual award of 600 phantom stock shares. Pursuant to the Directors' Compensation Plan, all phantom stock was vested and immediately converted, on a share-for-share basis, to Common Stock after stockholder approval of the proposed merger with AEP, on May 28, 1998. For 1999, and any future awards of phantom stock, all awards were and will be immediately vested, converted to common stock and issued. The CSW Board has standing Policy, Audit, Executive Compensation and Nominating Committees. Chairmen of the Audit, Executive Compensation, and Nominating Committees receive annual fees of $6,000, $3,500 and $3,500, respectively, to be paid in cash in addition to regular director and meeting fees. Any committee chairman who is also an officer of CSW receives no annual fees.

      CSW maintains a memorial gift program for all of its current directors, directors who have retired since 1992 and certain executive officers. There are 17 current directors and executive officers and 15 retired or resigned directors and officers eligible for the memorial gift program. Under this program, CSW will make donations in a director's or executive officer's name for up to three charitable organizations in an aggregate of $500,000, payable by CSW upon such person's death. CSW maintains corporate-owned life insurance policies to fund the program. The annual premiums paid by CSW are based on pooled risks and averaged $15,454 per participant in 1999, $15,363 per participant for 1998 and $15,803 per participant for 1997.

      Non-employee directors are provided the opportunity to defer some or all of their directors' fees by participating in either the Central and South West Deferred Compensation Plan for Directors or the Directors' Deferred Savings Plan. The Compensation Plan allows participants to defer up to $20,000 of board and committee fees. Participants receive a ten-year annuity, based on the amount deferred, beginning at the participant's normal retirement date from the CSW Board. The Savings Plan is unlimited as to the amount of participating fees which are returned, with accrued interest, as a lump sum or over a period not to exceed 15 years following retirement.

      Non-employee directors are provided the opportunity to enroll in a medical and dental program offered by CSW. This program is identical to the employee plan, and directors who elect coverage pay the same premium as active employee participants in the plan. If a non-employee director terminates his service on the CSW Board with ten or more years of service and is over 70 years of age, that director is eligible to receive retiree medical and dental benefits coverage from CSW.

      All current directors attended more than 75% of the total number of meetings held by the CSW Board and each committee on which such directors served in 1999.


                                      3-23

U.S. Electric Operating Companies

Meetings and Directors Fees

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

                                       CPL         PSO       SWEPCO        WTU
                                   ---------------------------------------------

Number of regular board meetings        4           4           4           4
Number of special board meetings        1          --           2           1
Annual directors' fees               $6,000      $6,000      $6,600       $6,000

      All of CPL's directors attended 75% or more of the scheduled and special board meetings. PSO and SWEPCO each had one director who attended only 50% of the meetings. WTU had one director who attended only 25% of the meetings.

Board Committees

CSW

      Policy Committee. The Policy Committee, currently consisting of Messrs. Brooks (Chairman), Foy, Lawless and Powell, held two meetings in 1999. The Policy Committee reviews and makes recommendations to the CSW Board concerning major policy issues, considers the composition, structure and functions of the CSW Board and its committees and reviews existing corporate policies and recommends changes when appropriate. The Policy Committee has authority to act on behalf of the CSW Board when the full CSW Board is not in session, except as otherwise provided under Delaware law.

      Audit Committee. The Audit Committee, currently consisting of Ms. Boren and Messrs. Carlton, Lawless (Chairman), and Sandor, held seven meetings in 1999. The Audit Committee recommends to the CSW Board the independent public accountants to be selected; discusses with the internal auditors and independent public accountants the overall scope, plans and results of their audits, and their evaluations of internal controls and the overall quality of CSW's accounting and financial reporting practices; facilitates any private communication with the Audit Committee desired by the internal auditors or independent public accountants; discusses with management, internal auditors and the independent public accountants CSW's accounting and financial reporting principles and policies; monitors the program to ensure compliance with CSW's business ethics policy; and may direct and supervise an investigation into any significant matter brought to its attention within the scope of its duties.

      Executive Compensation Committee. The Executive Compensation Committee, currently consisting of Ms. Boren and Messrs. Foy (Chairman), Howell, and Sandor, held three meetings in 1999. The Executive Compensation Committee determines the executive compensation philosophy of CSW and the U.S. Electric Operating Companies, reviews benefit programs and management succession programs, sets the salaries for the executive officers of CSW and the U.S. Electric Operating Companies and reviews and recommends salaries for the chief executive officers of CSW principal subsidiaries.


                                      3-24

      Nominating Committee. The Nominating Committee, currently consisting of Messrs. Carlton, Howell and Powell (Chairman), held two meetings in 1999. The Nominating Committee reviews and recommends qualified candidates for election to the Board of Directors. The Nominating Committee welcomes stockholder suggestions for Board nominations. Such suggestions should be directed to Mr. Brooks, Chairman and CEO, who will forward them to the Nominating Committee.

U.S. Electric Operating Companies

Committees

      Each of the four U.S. Electric Operating Companies has an audit committee. Except for CPL, each of the other companies also has an executive committee which addresses policy matters that arise between scheduled board meetings.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 and Section 17(a) of the Public Utility Holding Company Act of 1935 require CSW's and the U.S. Electric Operating Companies' officers and directors, and persons who beneficially own more than ten percent of CSW's Common Stock, or any class of equity security (other than an exempted security) which is registered pursuant to Section 12 of the Exchange Act, to file reports of ownership and changes in ownership with the SEC and the New York Stock Exchange. Officers, directors and greater-than-ten-percent stockholders are required by SEC regulation to furnish CSW with copies of all Section 16(a) reports they file. Based solely on CSW's review of the copies of such forms received and written representations from certain reporting persons, CSW and the U.S. Electric Operating Companies believe that during 1999 all such filing requirements applicable to its officers, directors and greater-than-ten-percent stockholders were complied with.

Compensation Committee Interlocks and Insider Participation

      No person serving during 1999 as a member of the Executive Compensation Committee of the Board of Directors of CSW served as an officer or employee of any Registrant during or prior to 1999. No person serving during 1999 as an executive officer of the U.S. Electric Operating Companies serves or has served on the compensation committee or as a director of another company whose executive officers serve or have served as a member of the Executive
Compensation Committee of CSW or as a director of one of the U.S. Electric Operating Companies. The U.S. Electric Operating Companies have no Executive Compensation Committees or committee performing similar functions.


                                      3-25

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

      Set forth below are the only persons or groups known to CSW as of December 31, 1999, which have beneficial ownership of five percent or more of CSW's Common Stock.

   --------------------------------------------------------------------------
                                                        (3)
                                                     Amount and
                                 (2)                 Nature of       (4)
        (1)              Name and Address of         Beneficial  Percent of
   Title of Class         Beneficial Owners          Ownership      Class
   --------------------------------------------------------------------------
    Common Stock  Sanford C. Berstein & Co.          18,290,965     8.6%
                  767 Fifth Avenue
                  New York, NY 10153-0185

    Common Stock  Barrow, Hanley, Mewhinney &        16,090,800     7.6%
                  Strauss, Inc.
                  1 McKinney Plaza
                  3232 McKinney Avenue, 15th Floor
                  Dallas, TX 75204-2429 (A)

    Common Stock  Capital Research & Management      15,715,800     7.4%
                  Company
                  333 South Hope Street
                  Los Angeles, CA 90071-1447


    (A) Vanguard Windsor Funds, Inc., P.O. Box 2600, Valley Forge, PA 19482, reported beneficial ownership of 12,443,000 shares of Common Stock, or 5.9%. The 7.6% block of shares reported by Barrow, Hanley, Mewhinney & Strauss, Inc. includes the Vanguard shares, based upon the information contained in the Vanguard Windsor II Fund Annual Report dated October 31, 1999.


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


                                      3-26

CSW

Security Ownership of Management

      The following table shows securities beneficially owned as of December 31, 1999 by each director and nominee, certain executive officers and all directors and executive officers as a group. Share amounts shown in this table include options exercisable within 60 days after December 31, 1999, restricted stock, shares of Common Stock credited to Retirement Savings Plan accounts and all other shares of Common Stock beneficially owned by the listed persons.

                 Beneficial Ownership as of December 31, 1999

                                                          CSW Common
                                                          Underlying
                                        CSW    Restricted Immediately
        Name                           Common    Stock    Exercisable
                                        (1)     (2) (3)   Options (3)
        ---------------------------------------------------------------
        CSW
        Molly Shi Boren                  5,663
        E.R. Brooks                    161,237     8,153        86,842
        Donald M. Carlton               10,120
        T.J. Ellis                      41,395       542        37,733
        Glenn Files                     65,636     2,904        44,319
        Joe H. Foy                       2,834
        Thomas M. Hagan                 27,984       779        21,818
        William Howell                   1,220
        Robert W. Lawless                5,433
        Venita McCellon-Allen           21,747       751        15,267
        Ferd. C. Meyer, Jr.             60,229     3,799        42,556
        James L. Powell                  6,101
        Glenn D. Rosilier               93,004     3,799        51,555
        Richard L. Sandor                  620
        T. V. Shockley, III            101,692     4,844        69,564
        Lawrence B. Connors             28,700       779        15,597
        Wendy G. Hargus                 16,944       725        12,650
        Stephen J. McDonnell            40,169       725        15,145
        Kenneth C. Raney, Jr.           16,881       725         9,476
        Michael D.Smith                 19,892       751        16,445

                                     ----------------------------------
        TOTAL                          727,501    29,276       438,967

(1)Beneficial ownership percentages are all less than one percent and therefore are omitted.
(2)These individuals currently have voting power, but not investment power, with respect to these shares.
(3)These shares are included in the CSW Common column.

      The following tables show securities beneficially owned as of December 31, 1999, by each director, the President, Executive Officers and all directors and Executive Officers as a group for each of the U.S. Electric Operating Companies. Share amounts shown in this table include options exercisable within 60 days after December 31, 1999, restricted stock, CSW Common Stock credited to CSW Retirement Savings Plan accounts and all other CSW Common Stock beneficially owned by the listed persons.

                                      3-27

      Each of the U.S. Electric Operating Companies has one or more series of preferred stock outstanding. As of December 31, 1999, none of the individuals listed in the following tables owned any shares of preferred stock of any of the U.S. Electric Operating Companies.

               Beneficial Ownership as of December 31, 1999
                                                         CSW Common
                                                         Underlying
                                      CSW     Restricted Immediately
      Name                           Common     Stock    Exercisable
                                      (1)      (2) (3)   Options (3)
      ----------------------------------------------------------------
      CPL
      John F. Brimberry                 1,542         -            --
      E. R. Brooks                    161,237     8,153        86,842
      Glenn Files                      65,636     2,904        44,319
      Ruben M. Garcia                      --        --            --
      Robert A. McAllen                   250        --            --
      Pete Morales, Jr.                    --        --            --
      H. Lee Richards                   1,400        --            --
      J. Gonzalo Sandoval              12,758       725         2,916
      Gerald E. Vaughn                 21,699       725        15,010
      Wendy Hargus                     16,944       725        12,650
      Alphonso R. Jackson               7,151       221         6,666
      R. Russell Davis                  1,406        --         1,406
      Brenda L. Snider                    834        --            --
                                   -----------------------------------
      TOTAL                           290,857    13,453       169,809
                                   -----------------------------------

      PSO
      E. R. Brooks                    161,237     8,153        86,842
      T. D. Churchwell                 17,137     1,076        13,601
      Harry A. Clarke                      --        --            --
      Glenn Files                      65,636     2,904        44,319
      Paul K. Lackey, Jr.                  --        --            --
      Paula Marshall-Chapman               --        --            --
      William R. McKamey               15,655       725         3,323
      Dr. Robert B. Taylor, Jr.            --        --            --
      Wendy Hargus                     16,944       725        12,650
      R. Russell Davis                  1,406        --         1,406
      Lina P. Holm                        789        --            --
                                   ------------------------------------
      TOTAL                           278,804    13,583       162,141
                                   ------------------------------------

      SWEPCO
      Karen C. Adams                    2,601        --           880
      E. R. Brooks                    161,237     8,153        86,842
      James E. Davison                 34,175        --            --
      Glenn Files                      65,636     2,904        44,319
      Dr. Frederick E. Joyce               --        --            --
      John M. Lewis                        --        --            --
      William C. Peatross                  --        --            --
      Maxine P. Sarpy                     100        --            --
      Michael H. Madison               14,100       725         6,802
      Wendy Hargus                     16,944       725        12,650
      R. Russell Davis                  1,406        --         1,406
      Marilyn  S. Kirkland                289        --            --
                                   ------------------------------------
      TOTAL                           296,488    12,507       152,899
                                   ------------------------------------

      WTU
      E. R. Brooks                    161,237     8,153        86,842
      Paul J. Brower                   10,338       725         7,145
      Glenn Files                      65,636     2,904        44,319
      Tommy Morris                      2,000        --            --
      Dian G. Owen                         --        --            --
      James M. Parker                      --        --            --
      F. L. Stephens                   15,215       600            --
      Alphonso R. Jackson               7,151       221         6,666
      Wendy Hargus                     16,944       725        12,650
      R. Russell Davis                  1,406        --         1,406
      Martha Murray                     3,583        --            --
                                   ------------------------------------
      TOTAL                           283,510    13,328       159,028
                                   ------------------------------------
(1)Beneficial ownership percentages are all less than one percent and therefore are omitted.
(2)These individuals currently have voting power, but not investment power, with respect to these shares.
(3)These shares are included in the CSW Common column.


                                      3-28

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       CSW
       None.

      U.S. Electric Operating Companies
      None.



                                      3-29

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

      (2)   Exhibits.
      Exhibits for CSW, CPL, PSO, SWEPCO and WTU are listed in (c) Index to Exhibits below.

(b) Reports on Form 8-K.

CSW
Date of earliest event reported: October 8, 1999
Date of report: October 18, 1999
Item 5. Other Events and Item 7. Financial Statements and Exhibits, news release related to the sale of 50% equity interest in the Sweeny electric generating plant.


CSW CPL, PSO, SWEPCO and WTU
Date of earliest event reported: November 17, 1999
Date of report: December 7, 1999
Item 5. Other Events and Item 7. Financial Statements and Exhibits, news release reporting a FERC ALJ finding that the AEP Merger is in the public interest and a news release reporting the Louisiana Commission's approval of an agreement and stipulation covering rates to retail customers.

CSW CPL, PSO, SWEPCO and WTU
Date of earliest event reported: December 16, 1999
Date of report:  December 17, 1999
Item 5. Other Events and Item 7. Financial Statements and Exhibits, news release reporting amendment of the AEP Merger agreement extending the term for closing until June 30, 2000.

CSW CPL, SWEPCO and WTU
Date of earliest event reported: January 10, 2000
Date of report:  January 25, 2000
Item 5. Other Events and Item 7. Financial Statements and Exhibits, copies of news release and Texas Commission filing by CSW and its three electric utilities

                                      4-1
serving Texas jurisdictional customers announcing a business separation plan for "unbundling" Texas electrical utilities into three entities: a retail electric provider, a power generation company and an energy delivery company.

SWEPCO
Date of earliest event reported: February 4, 2000
Date of report:  February 4, 2000
Item 5. Other Events and Item 7. Financial Statements and Exhibits, reporting SWEPCO's 1999 earnings in anticipation of filing a Form S-3 registration statement with the SEC for a new debt offering. Exhibits include a ratio of earnings to fixed charges and a financial data schedule.

CSW CPL, PSO, SWEPCO and WTU
Date of earliest event reported: January 25, 2000
Date of report:  February 14, 2000
Item 5. Other Events and Item 7. Financial Statements and Exhibits, news releases reporting regulatory approvals of AEP Merger from United Kingdom's Department of Trade and Industry and United States Department of Justice; news release reporting a settlement between CPL and the Texas Commission relating to the initial securitization of stranded costs; and the reporting of CPL's 1999 earnings in anticipation of a new debt offering. Exhibits include a ratio of earnings to fixed charges and a financial data schedule.


                                      4-2

CSW
SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 21, 2000. The signature of the undersigned registrant shall be deemed to relate only to matters having reference to such registrant and any subsidiaries thereof.

                                    CENTRAL AND SOUTH WEST CORPORATION

                                    By:  Lawrence B. Connors
                                         Controller

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 21, 2000. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above named registrant and any subsidiaries thereof.

Signature                              Title
---------                              -----
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

                                       *By:  Lawrence B. Connors
                                             Attorney-in-Fact

                                      4-3

CPL
SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 21, 2000. The signature of the undersigned registrant shall be deemed to relate only to matters having reference to such registrant.

                                          CENTRAL POWER AND LIGHT COMPANY

                                          By:  R. Russell Davis
                                               Controller

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 21, 2000. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above named registrant.

Signature                                  Title
---------                                  ------
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

                                          *By:  R. Russell Davis
                                                Attorney-in-Fact





                                      4-4

PSO
SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 21, 2000. The signature of the undersigned registrant shall be deemed to relate only to matters having reference to such registrant.

                                       PUBLIC SERVICE COMPANY OF OKLAHOMA

                                       By:  R. Russell Davis
                                            Controller

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 21, 2000. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above named registrant.

Signature                              Title
---------                              -----
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

                                       *By: R. Russell Davis
                                            Attorney-in-Fact




                                      4-5

SWEPCO
SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 21, 2000. The signature of the undersigned registrant shall be deemed to relate only to matters having reference to such registrant.

                                    SOUTHWESTERN ELECTRIC POWER COMPANY

                                    By:  R. Russell Davis
                                         Controller

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 21, 2000. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above named registrant.

Signature                                  Title
---------                                  -----
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

                                          *By:  R. Russell Davis
                                                Attorney-in-Fact





                                      4-6

WTU
SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 21, 2000. The signature of the undersigned registrant shall be deemed to relate only to matters having reference to such registrant.

                                          WEST TEXAS UTILITIES COMPANY

                                          By:  R. Russell Davis
                                               Controller

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 21, 2000. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above named registrant.

Signature                                  Title
---------                                  -----
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





                                      4-7

(c) Index to Exhibits

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

      CSW, CPL, SWEPCO and WTU
      1 Business separation plan for "unbundling" Texas electrical utilities into three separate entities: a retail electric provider, a power generation company and an energy delivery company filed with the Texas Commission on January 10, 2000, (incorporated herein by reference to CSW's, CPL's, SWEPCO's and WTU's Form 8-K dated January 10, 2000).

(3) Articles of Incorporation and Bylaws.

      CSW
      1 Certificate of Amendment to Second Restated Certificate of Incorporation of CSW (incorporated herein by reference to Item 10, Exhibit B-1.2 to the 1993 CSW annual report on Form U5S, File No. 1-1443).
      2 Bylaws of CSW, as amended January 20, 1999 (incorporated herein by reference to Exhibit 3.2 to CSW's Form 10-K dated December 31, 1998, File No. 1-1443).

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

      PSO
      5 Restated Certificate of Incorporation of PSO (incorporated herein by reference to Exhibit B-3.1 of CSW's 1996 Form U5S, File No. 1-1443).
      6 Bylaws of PSO, as amended (incorporated herein by reference to Exhibit 3.1 of PSO's Form 10-Q, dated March 31,1998, File No. 0-343).

                                      4-8

      SWEPCO
      7 Restated Certificate of Incorporation, as amended through May 6, 1997, including Certificate of Amendment of Restated Certificate of Incorporation (both incorporated herein by reference to Exhibit 3.4 to SWEPCO's Form 10-Q dated March 31, 1997, File No. 1-3146).
      8 Bylaws of SWEPCO, as amended (incorporate herein by reference to Exhibit 3.3 to SWEPCO's Form 10-Q dated September 30, 1996, File No. 1-3146).

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

CSW
    (a) Rights Agreement dated as of December 22, 1997 between CSW and CSW Services, Inc., as Rights Agent (incorporated herein by reference to Exhibit 1 to CSW Form 8-A/A dated March 19, 1998, File No. 1-1443).

CPL
    (a) Indenture of mortgage or deed of trust dated November 1,1943, executed by CPL to the First National Bank of Chicago and Robert L. Grinnell as trustee, as amended through October 1, 1977 (incorporated herein by reference to Exhibit 5.01 in File No. 2-60712).

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

    (b)  CPL-obligated,   mandatorily   redeemable   preferred   securities   of
         subsidiary trust holding solely Junior Subordinated Debentures of CPL.

         (1) Indenture, dated as of May 1, 1997, between CPL and the Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.1 of CPL's Form 10-Q dated March 31, 1997, File No. 0-346).

                                      4-9

         (2) First Supplemental Indenture, dated as of May 1, 1997, between CPL and the Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.2 of CPL's Form 10-Q dated March 31, 1997, File No. 0-346).
         (3) Amended and Restated Trust Agreement of CPL Capital I, dated as of May 1, 1997, among CPL, as Depositor; the Bank of New York, as Property Trustee; the Bank of New York (Delaware), as Delaware Trustee; and the Administrative Trustee (incorporated herein by reference to Exhibit 4.3 of CPL's Form 10-Q dated March 31, 1997, File No. 0-346).
         (4) Guarantee Agreement, dated as of May 1, 1997, delivered by CPL for the benefit of the holders of CPL Capital I's Preferred Securities (incorporated herein by reference to Exhibit 4.4 of CPL's Form 10-Q dated March 31, 1997, File No. 0-346).

    (c) Agreement as to Expenses and Liabilities dated as of May 1, 1997, between CPL and Capital I (incorporated herein by reference to Exhibit 4.5 of CPL's Form 10-Q dated March 31, 1997, File No. 0-346).

    (d) Senior Notes Indenture dated November 15, 1998 between CPL and The Bank of New York as Trustee (incorporated herein by reference to Exhibit 4 of CPL's Form S-3 dated November 18, 1998, File No. 333-67525).
            (1) First Supplemental Indenture dated November 15, 1999, between CPL and The Bank of New York, as Trustee, for $200 million Floating Rate Notes due November 23, 2001 (incorporated herein by reference to Exhibit 4 of CPL's Form S-3 dated November 18, 1998, File No. 333-67525).
            (2) Second Supplemental Indenture dated February 16, 2000, between CPL and the Bank of New York, as Trustee, for $150 million Floating Rate Notes due February 22, 2002, (incorporated herein by reference to Exhibit 4 of CPL's Form S-3 dated November 18, 1998, File No. 333-67525).

PSO
    (a) Indenture dated July 1, 1945, as amended, of PSO (incorporated herein by reference to Exhibit 5.03 in Registration No. 2-60712).

            Supplemental Indentures to the First Mortgage Indenture:

            Dated                   File Reference                      Exhibit
            June 1, 1979            2-64432                             2.02
            December 1, 1979        2-65871                             2.02
            March 1, 1983           Form U-1, No. 70-6822               2
            May 1, 1986             Form U-1, No. 70-7234               3
            July 1, 1992            Form S-3, No. 33-48650              4 (b)
            December 1, 1992        Form S-3, No. 33-49143              4 (c)
            April 1, 1993           Form S-3, No. 33-49575              4 (b)
            June 1, 1993            Form 10-K, No. 0-343                4 (b)
            February 1, 1996        Form 8-K, March 4, 1996, No.0-343   4.01
            February 1, 1996        Form 8-K, March 4, 1996, No.0-343   4.02
            February 1, 1996        Form 8-K, March 4, 1996, No.0-343   4.03

    (b) PSO-obligated, mandatorily redeemable preferred securities of subsidiary trust holding solely Junior Subordinated Debentures of PSO.


                                      4-10

         (1) Indenture, dated as of May 1, 1997, between PSO and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.6 of PSO's Form 10-Q dated March 31, 1997, File No. 0-343).
         (2) First Supplemental Indenture, dated as of May 1, 1997, between PSO and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.7 of PSO's Form 10-Q dated March 31, 1997 File No. 0-343).
         (3) Amended and Restated Trust Agreement of PSO Capital I, dated as of May 1, 1997, among PSO, as Depositor; The Bank of New York, as Property Trustee; The Bank of New York (Delaware), as Delaware Trustee; and the Administrative Trustee (incorporated herein by reference to Exhibit 4.8 of PSO's Form 10-Q dated March 31, 1997, File No. 0-343).
         (4) Guarantee Agreement, dated as of May 1, 1997, delivered by PSO for the benefit of the holders of PSO Capital I's Preferred Securities (incorporated herein by reference to Exhibit 4.9 of PSO's Form 10-Q dated March 31, 1997, File No. 0-343).
         (5) Agreement as to Expenses and Liabilities, dated as of May 1, 1997, between PSO and PSO Capital I (incorporated herein by reference to Exhibit 4.10 of PSO's Form 10-Q dated March 31, 1997, File No. 0-343).

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
            September 1, 1992         Form U-1, No. 72-8041        10 (b)
            July 1, 1993              Form U-1, No. 70-8041        10 (c)
            October 1, 1993           Form U-1, No. 70-8239        10 (a)

    (b)   SWEPCO-obligated,   mandatorily  redeemable  preferred  securities  of
          subsidiary trust holding solely Junior Subordinated Debentures of SWEPCO.
          (1) Indenture, dated as of May 1, 1997, between SWEPCO and the Bank of New York, as Trustee (incorporated herein by reference to
                Exhibit 4.11 of SWEPCO's Form 10-Q dated March 31, 1997, File No. 1-3146).
          (2) First Supplemental Indenture, dated as of May 1, 1997, between SWEPCO and the Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.12 of SWEPCO's Form 10-Q dated March 31, 1997, File No. 1-3146).
          (3) Amended and Restated Trust Agreement of SWEPCO Capital I, dated as of May 1, 1997, among SWEPCO, as Depositor; the Bank of New York, as Property Trustee; the Bank of New York
                (Delaware),   as  Delaware  Trustee;  and   the  Administrative
                Trustee (incorporated herein by reference to Exhibit 4.13 of SWEPCO's Form 10-Q dated March 31, 1997, File No. 1-3146).

                                      4-11

          (4) Guarantee Agreement, dated as of May 1, 1997, delivered by SWEPCO for the benefit of the holders of SWEPCO Capital I's Preferred Securities (incorporated herein by reference to Exhibit 4.14 of SWEPCO's Form 10-Q dated March 31, 1997, File No. 1-3146).
          (5) Agreement as to Expenses and Liabilities, dated as of May 1, 1997 between SWEPCO and SWEPCO Capital I (incorporated herein by reference to Exhibit 4.15 of SWEPCO's Form 10-Q dated March 31, 1997, File No. 1-3146).
          (6) Senior Note Indenture dated February 4, 2000, between SWEPCO and The Bank of New York as Senior Note Trustee, (incorporated herein by reference to Exhibit 4 of SWEPCO Form S-3 dated February 4, 2000, File No. 333-96213).
                (a) First Supplemental Indenture, dated February 25, 2000, between SWEPCO and The Bank of New York, as Senior Note Trustee, for $150 million Floating Rate Notes due March 1, 2001 (incorporated herein by reference to Exhibit 4 of SWEPCO's Form S-3 dated February 4, 2000, File No. 333-96213).

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

                                      4-12

     +11 Change in Control Agreement between CSW and T. J. Ellis.
     +12 Change in Control Agreement between CSW and Terry D. Dennis.
     +13 Change in Control Agreement between CSW and Bruce Evans.
     +14 Change in Control Agreement between CSW and T.D. Churchwell.
     +15 Change in Control Agreement between CSW and Michael D. Smith.
     +16 Change in Control Agreement between CSW and Floyd Nickerson.
     +17 Restricted Stock Plan for Central and South West Corporation
         (incorporated herein by reference to Exhibit 10 (a) to CSW's 1990 Form 10-K, File No. 1-1443).
     +18 Central and South West System Special Executive Retirement Plan as amended and restated effective July 1, 1997 (incorporated herein by reference to Exhibit 10 (18) to CSW's 1998 Form 10-K, File No. 1-1443).
     +19 Executive Incentive Compensation Plan for Central and South West System
         (incorporated herein by reference to Exhibit 10 (c) to CSW's 1990 Form 10-K, File No. 1-1443).
      20 Central and South West Corporation Stock Option Plan (incorporated herein by reference to Exhibit 10 (d) to CSW's 1990 Form 10-K, File No. 1-1443).
      21 Central  and South  West  Corporation  Deferred  Compensation  Plan for
         Directors (incorporated herein by reference to Exhibit 10 (e) to CSW's 1990 Form 10-K, File No. 1-1443).

     +22 Central  and South  West  Corporation  1992  Long-Term  Incentive  Plan
         (incorporated herein by reference to Appendix A to the Central and South West Corporation Notice of 1992 Annual Meeting of Shareholders and Proxy Statement).
      23 Agreement  and Plan of Merger,  dated as of December 21,  1997,  by and among American Electric Power Company, Inc.; a New York Corporation, Augusta Acquisition Corporation, a Delaware Corporation and a wholly-owned subsidiary of AEP; and Central and South West Corporation, a Delaware Corporation (incorporated herein by reference to the 1998 Joint Proxy Statement, File No. 1-1443).
      24 Amendment to the AEP Merger agreement extending the term for closing until June 30, 2000. (incorporated herein by reference to CSW, CPL, PSO, SWEPCO and WTU Form 8-K dated December 17, 1999).
     +25 Central and South West Corporation Executive Deferred Savings Plan as amended and restated effective as of January 1, 1997 (incorporated herein by reference to Exhibit 10 (24) to CSW's 1998 Form 10-K, File No. 1-1443).

  (12) Statements re computation of ratios.

   CPL, PSO, SWEPCO and WTU
    * 1 CPL's Statement re computation of Ratio of Earnings to Fixed Charges for the five years ended December 31, 1999.
    * 2 PSO's Statement re computation of Ratio of Earnings to Fixed Charges for the five years ended December 31, 1999.
    * 3 SWEPCO's Statement re computation of Ratio of Earnings to Fixed Charges for the five years ended December 31, 1999.
    * 4 WTU's Statement re computation of Ratio of Earnings to Fixed Charges for the five years ended December 31, 1999.

* (13)  Annual report to security holders.
    * 1 CSW's 1999 Financial Report.
    * 2 CSW's 1999 Summary Annual Report.

* (21)  Subsidiaries of the registrant (CSW).


                                      4-13

  (23) Consent of experts and counsel.

    CSW, CPL, PSO
      * 1 CSW's Consent of Independent Public Accountants.
      * 2 CSW UK Holdings Consent of Independent Public Accountants.
      * 3 CSW UK Finance Company Consent of Independent Public Accountants
      * 4 CPL's Consent of Independent Public Accountants.
      * 5 PSO's Consent of Independent Public Accountants.
      * 6 SWEPCO's Consent of Independent Public Accountants.

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

                                      4-14

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


                                      4-15