Form 10-Q
period 2000-03-31
CENTRAL & SOUTH WEST CORP; CENTRAL POWER & LIGHT CO /TX/; PUBLIC SERVICE CO OF OKLAHOMA; SOUTHWESTERN ELECTRIC POWER CO; WEST TEXAS UTILITIES CO
filed 2000-05-15
CIK 18540, 18734, 81027, 92487, 105860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
              (X) COMBINED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2000

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

Common Stock Outstanding at May 11, 2000                       Shares
  Central and South West Corporation                          212,652,493
  Central Power and Light Company                               6,755,535
  Public Service Company of Oklahoma                            9,013,000
  Southwestern Electric Power Company                           7,536,640
  West Texas Utilities Company                                  5,488,560

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

           CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY COMPANIES

               TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q
                                 MARCH 31, 2000



GLOSSARY OF TERMS..............................................................3


FORWARD-LOOKING INFORMATION....................................................5


PART I. FINANCIAL INFORMATION..................................................6


  ITEM 1. FINANCIAL STATEMENTS.................................................6
    CENTRAL AND SOUTH WEST CORPORATION.........................................6
    CENTRAL POWER AND LIGHT COMPANY...........................................14
    PUBLIC SERVICE COMPANY OF OKLAHOMA........................................20
    SOUTHWESTERN ELECTRIC POWER COMPANY.......................................26
    WEST TEXAS UTILITIES COMPANY..............................................33
    NOTES TO FINANCIAL STATEMENTS.............................................40

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS.......................................................56

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........69

PART II - OTHER INFORMATION...................................................71


  ITEM 1. LEGAL PROCEEDINGS...................................................71

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................71

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................................71

SIGNATURES....................................................................73

GLOSSARY OF TERMS
The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym Definition
AEP.....................American Electric Power Company, Inc.
AEP Merger .............Proposed Merger between AEP and CSW where CSW would become a wholly owned subsidiary of AEP
Bankruptcy Code.........Title 11 Of The United States Code, as amended
CLECO ..................Central Louisiana Electric Company, Inc.
CPL ....................Central Power and Light Company, Corpus Christi, Texas
CSW ....................Central and South West Corporation, Dallas, Texas
CSW Energy .............CSW Energy, Inc., Dallas, Texas
CSW International ......CSW International, Inc., Dallas, Texas
CSW Services ...........Central and South West Services, Inc., Dallas, Texas and
                        Tulsa, Oklahoma
CSW System .............CSW and its subsidiaries
DGEGS ..................Director General of Electricity and Gas Supply
DHMV ...................Dolet Hills Mining Venture
Diversified Electric ...CSW Energy and CSW International
ECOM ...................Excess cost over market
EITF....................Emerging Issues Task Force
EITF 97-4...............Deregulation of the Pricing of Electricity - Issues
                        Related to the Application of SFAS Nos. 71 and 101
EPA ....................United States Environmental Protection Agency
EPS ....................Earnings per share of common stock
ERCOT ..................Electric Reliability Council of Texas
ESPS....................Electric Supply Pension Scheme
Exchange Act ...........Securities Exchange Act of 1934, as amended
EWG ....................Exempt Wholesale Generator
FCC.....................Federal Communications Commission
FERC ...................Federal Energy Regulatory Commission
FMB.....................First Mortgage Bond
FUCO ...................Foreign utility company as defined by the Holding
                        Company Act
Holding Company Act ....Public Utility Holding Company Act of 1935, as amended
IBEW ...................International Brotherhood of Electrical Workers
KWH ....................Kilowatt-hour
LIBOR...................London Inter-Bank Overnight Rate
LIFO ...................Last-in first-out (inventory accounting method)
MD&A ...................Management's Discussion and Analysis of Financial
                        Condition and Results of Operations
MGP ....................Manufactured gas plant or coal gasification plant
MMbtu ..................Million British Thermal Unit
MW .....................Megawatt
MWH ....................Megawatt-hour
National Grid ..........National Grid Group plc
NRC ....................Nuclear Regulatory Commission
OFGEM...................Office of Gas and Electricity Markets
PCB ....................Polychlorinated biphenyl
PSO ....................Public Service Company of Oklahoma, Tulsa, Oklahoma
Registrant(s) ..........CSW, CPL, PSO, SWEPCO and WTU
SEC ....................United States Securities and Exchange Commission
SEEBOARD ...............SEEBOARD Group plc, Crawley, West Sussex, United Kingdom
SEEBOARD U.S.A..........CSW's investment in SEEBOARD consolidated and converted to U.S. Generally Accepted Accounting Principles
SFAS....................Statement of Financial Accounting Standards
SFAS No. 34.............Capitalization of Interest Cost
SFAS No. 52 ............Foreign Currency Translation
SFAS No. 71 ............Accounting for the Effects of Certain Types of
                        Regulation
SFAS No. 101............Regulated Enterprises - Accounting for the
                        Discontinuation of Application of SFAS No. 71
SFAS No. 115............Accounting for Certain Investments in Debt and Equity
                        Securities
SFAS No. 121............Accounting for the Impairment of Long-Lived Assets and
                        for Long-Lived Assets to Be Disposed Of
SPP ....................Southwest Power Pool
STP ....................South Texas Project nuclear electric generating station
SWEPCO .................Southwestern Electric Power Company, Shreveport,
                        Louisiana

The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym Definition
Texas Commission .......Public Utility Commission of Texas Texas Electric
                        Operating Companies  CPL, SWEPCO and WTU
Texas  Legislation......Texas Senate Bill 7, relating to deregulation of electric utility industry
TNRCC...................Texas Natural Resource Conservation Commission
Trust Preferred
 Securities.............Collective term for securities issued by business trusts of CPL, PSO and SWEPCO classified on the balance sheet as "Certain Subsidiary (or CPL/PSO/SWEPCO)-obligated, mandatorily redeemable preferred securities of subsidiary trusts holding solely Junior Subordinated Debentures of such Subsidiaries (or CPL/PSO/SWEPCO)"
U.K. Electric...........SEEBOARD U.S.A.
U.S. Electric Operating Companies or
  U.S. Electric.........CPL, PSO, SWEPCO and WTU
UWUA....................Utility Workers Union of America
Vale ...................Empresa De Electricidade Vale Paranapanema SA, a
                        Brazilian Electric Distribution Company
Valero..................Valero Refining Company-Texas, Valero Refining Company
                        and Valero Energy Company
WTU ....................West Texas Utilities Company, Abilene, Texas

FORWARD-LOOKING INFORMATION

This report made by CSW and certain of its subsidiaries contains forward-looking statements within the meaning of Section 21E of the Exchange Act. Although CSW and each of its subsidiaries believe that their expectations are based on reasonable assumptions, any such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:

- increased competition and electric utility industry restructuring in the United States,
- the impact of the proposed AEP Merger, including any regulatory conditions imposed on the merger, the inability to consummate the AEP Merger, or other merger and acquisition activity,
- federal and state regulatory developments and changes in law which may have a substantial adverse impact on the value of the CSW System assets,
- the impact of general economic changes in the United States and in countries in which CSW either currently has made or in the future may make investments,
-  timing and adequacy of rate relief,
-  adverse changes in electric load and customer growth,
-  climatic changes or unexpected changes in weather patterns,
-  changing fuel prices, generating plant and distribution facility performance,
-  decommissioning  costs  associated  with  nuclear  generating  facilities,
- uncertainties in foreign operations and foreign laws affecting CSW's investments in those countries,
- the effects of retail competition in the natural gas and electricity supply businesses in the United Kingdom, and
- the timing and success of efforts to develop domestic and international power projects.

In the non-utility area, the previously mentioned factors apply and also include, but are not limited to:

- the ability to compete effectively in new areas, including telecommunications and other energy related services, and
- evolving federal and state regulatory legislation and policies that may adversely affect those industries generally or the CSW System's business in areas in which it operates.

                                      CSW



                       CENTRAL AND SOUTH WEST CORPORATION


                         PART I. FINANCIAL INFORMATION.

                          ITEM 1. FINANCIAL STATEMENTS.

Consolidated Statements of Income (unaudited)
Central and South West Corporation
                                                            Three Months Ended
                                                                 March 31,
                                                            2000         1999
                                                           --------    --------

                                                           (in millions, except
                                                            per share amounts)
Operating Revenues
    U.S. Electric                                           $   764     $   697
    United Kingdom                                              485         476
    Other diversified                                            50          52
                                                           --------    --------
                                                              1,299       1,225
                                                           --------    --------

Operating Expenses and Taxes
    U.S. Electric fuel                                          279         229
    U.S. Electric purchased power                                40          29
    United Kingdom cost of sales                                324         322
    Other operating                                             268         251
    Maintenance                                                  44          41
    Depreciation and amortization                               149         132
    Taxes, other than income                                     41          54
    Income taxes                                                 11          20
                                                           --------    --------
                                                              1,156       1,078
                                                           --------    --------
Operating Income                                                143         147
                                                           --------    --------

Other Income and (Deductions)
    Other                                                        13          13
    Non-operating income taxes                                   (4)         (4)
                                                           --------    --------
                                                                  9           9
                                                           --------    --------
Income Before Interest and Other Charges                        152         156
                                                           --------    --------

Interest and Other Charges
    Interest on long-term debt                                   76          78
    Interest on short-term debt and other                        31          24
    Distributions on Trust Preferred Securities                   7           7
    Preferred dividend requirements of subsidiaries            --             2
                                                           --------    --------
                                                                114         111
                                                           --------    --------
Net Income for Common Stock                                 $    38     $    45
                                                           ========    ========
Average Common Shares Outstanding                             212.7       212.6

Basic and Diluted EPS                                       $  0.18     $  0.21
                                                           ========    ========

Dividends Paid per Share of Common Stock                    $ 0.435     $ 0.435
                                                           ========    ========




       The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Stockholders' Equity
Central and South West Corporation
(millions)

                                                                                   Accumulated
                                                                Additional            Other
                                                        Common  Paid-in  Retained Comprehensive
                                                        Stock   Capital  Earnings Income (Loss)   Total
                                                        ---------------------------------------   -------

(audited)
Beginning Balance -- January 1, 1999                       $744   $1,049   $1,823            $8   $3,624
   Sale of common stock                                      --        1       --            --        1
   Common stock dividends                                    --       --     (370)           --     (370)
   Other                                                     --        1       (2)           --       (1)
                                                                                                  -------
                                                                                                   3,254
   Comprehensive Income:
      Foreign currency translation adjustment (net
       of tax of $15)                                        --       --       --           (28)     (28)
      Minimum pension liability (net of tax of $0.7)         --       --       --             2        2
      Net Income                                             --       --      455            --      455
                                                                                                  -------
         Total comprehensive income                                                                  429
                                                        ---------------------------------------   -------

Ending Balance -- December 31, 1999                        $744   $1,051   $1,906          ($18)  $3,683
                                                        =======================================   =======
(unaudited)
Beginning Balance -- January 1, 2000                       $744   $1,051   $1,906          ($18)  $3,683
   Sale of common stock                                      --        1       --            --        1
   Common stock dividends                                    --       --      (92)           --      (92)
                                                                                                  -------
                                                                                                   3,592

   Comprehensive Income:
      Foreign currency translation adjustment (net of
       tax of $4)                                            --       --       --           (13)     (13)
      Unrealized loss on securities (net of tax of $4)       --       --       --            (7)      (7)
      Net Income                                             --       --       38            --       38
                                                                                                  -------
         Total comprehensive income                                                                   18

                                                        ---------------------------------------   -------
Ending Balance -- March 31, 2000                           $744   $1,052   $1,852          ($38)  $3,610
                                                        =======================================   =======





       The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Balance Sheets
Central and South West Corporation
--------------------------------------------------------------------------------

                                                                   March 31,       December 31,
                                                                     2000              1999
                                                                  (unaudited)       (audited)
                                                                 --------------    -------------
                                                                           (millions)
ASSETS
Fixed Assets
    Electric
        Production                                                     $ 5,903          $ 5,901
        Transmission                                                     1,666            1,663
        Distribution                                                     4,923            4,896
        General                                                          1,341            1,437
        Construction work in progress                                      279              205
        Nuclear fuel                                                       227              227
                                                                 --------------    -------------
                                                                        14,339           14,329
    Other diversified                                                      382              353
                                                                 --------------    -------------
                                                                        14,721           14,682
  Less - Accumulated depreciation and amortization                       6,002            6,008
                                                                 --------------    -------------
                                                                         8,719            8,674
                                                                 --------------    -------------
Current Assets
    Cash and temporary cash investments                                    138              270
    Special deposits for reacquisition of long-term debt                    --               50
    Accounts receivable                                                  1,018            1,140
    Materials and supplies, at average cost                                150              149
    Electric utility fuel inventory                                        126              129
    Under-recovered fuel costs                                              39               52
    Notes receivable                                                        55               53
    Prepayments and other                                                   80               84
                                                                 --------------    -------------
                                                                         1,606            1,927
                                                                 --------------    -------------
Deferred Charges and Other Assets
    Regulatory assets                                                      201              219
    Regulatory assets designated for securitization                        953              953
    Other non-utility investments                                          444              454
    Securities available for sale                                           56               62
    Benefit costs                                                          204              202
    Goodwill                                                             1,299            1,330
    Other                                                                  350              341
                                                                 --------------    -------------
                                                                         3,507            3,561
                                                                 --------------    -------------
                                                                      $ 13,832         $ 14,162
                                                                 ==============    =============








       The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Balance Sheets
Central and South West Corporation
--------------------------------------------------------------------------------

                                                            March 31,             December 31,
                                                               2000                   1999
                                                           (unaudited)             (audited)
                                                           -------------          -------------
CAPITALIZATION AND LIABILITIES                                           (millions)

Capitalization
    Common stock:   $3.50 par value
        Authorized:   350.0 million shares
        Issued and outstanding: 212.7 million
        shares on March 31, 2000 and 212.6
        million shares on December 31, 1999                       $ 744                  $ 744
    Paid-in capital                                               1,052                  1,051
    Retained earnings                                             1,852                  1,906
    Accumulated other comprehensive income                          (38)                   (18)
                                                           -------------          -------------
                                                                  3,610      45%         3,683     47%
                                                           ------------- -------- -------------  ------

    Preferred Stock                                                  18      --%            18     --%
    Certain Subsidiary-obligated, mandatorily redeemable
       preferred securities of subsidiary trusts holding solely
       Junior Subordinated Debentures of such Subsidiaries          335       4%           335      4%
    Long-term debt                                                4,088      51%         3,821     49%
                                                           ------------- -------- -------------  ------
                                                                  8,051     100%         7,857    100%
                                                           ------------- -------- -------------  ------

Current Liabilities
    Long-term debt due within twelve months                         216                    256
    Short-term debt                                               1,104                  1,346
    Short-term debt - CSW Credit, Inc.                              556                    754
    Loan notes                                                       22                     24
    Accounts payable                                                547                    581
    Accrued taxes                                                   162                    187
    Accrued interest                                                105                     64
    Other                                                           196                    175
                                                           -------------          -------------
                                                                  2,908                  3,387
                                                           -------------          -------------

Deferred Credits
    Accumulated deferred income taxes                             2,420                  2,431
    Investment tax credits                                          251                    254
    Other                                                           202                    233
                                                           -------------          -------------
                                                                  2,873                  2,918
                                                           -------------          -------------
                                                               $ 13,832               $ 14,162
                                                           =============          =============




       The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Cash Flows (unaudited)
Central and South West Corporation

                                                                      Three Months Ended
                                                                           March 31,
                                                                    ------------------------
                                                                      2000            1999
                                                                    -------          -------
                                                                           (millions)
OPERATING ACTIVITIES
    Net income for common stock                                       $ 38              $ 45
    Non-cash Items and Adjustments
        Depreciation and amortization                                  155               139
        Deferred income taxes and investment tax credits               (15)              (14)
        Preferred stock dividends                                        1                 2
    Changes in Assets and Liabilities
        Accounts receivable                                            118               185
        Accounts payable                                               (38)              (72)
        Accrued taxes                                                  (28)               (1)
        Fuel inventory                                                   2               (18)
        Fuel recovery                                                   16                23
        Other                                                           32               (40)
                                                                    -------          -------
                                                                       281               249
                                                                    -------          -------
INVESTING ACTIVITIES
    Construction expenditures                                         (163)             (125)
    CSW Energy/CSW International projects                               (7)              (41)
    Other                                                              (29)              (17)
                                                                    -------          -------
                                                                      (199)             (183)
                                                                    -------          -------
FINANCING ACTIVITIES
    Common stock sold                                                    1                 1
    Long-term debt sold                                                321                --
    Reacquisition/Maturity of long-term debt                           (60)               (1)
    Special deposit for reacquisition of long-term debt                 50                --
    Other financing activities                                           9                29
    Change in short-term debt                                         (440)              (32)
    Payment of dividends                                               (93)              (95)
                                                                    -------          -------
                                                                      (212)              (98)
                                                                    -------          -------


Effect of exchange rate changes on cash and cash equivalents            (2)               (2)
                                                                    -------          -------

Net Change in Cash and Cash Equivalents                               (132)              (34)
Cash and Cash Equivalents at Beginning of Year                         270               157
                                                                    -------          -------
Cash and Cash Equivalents at End of Period                           $ 138             $ 123
                                                                    =======          =======
SUPPLEMENTARY INFORMATION
    Interest paid less amounts capitalized                            $ 71              $ 86
                                                                    =======          =======
    Income taxes paid                                                  $ 3              $ 13
                                                                    =======          =======



       The accompanying notes to consolidated financial statements are an integral part of these statements.

CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY COMPANIES RESULTS OF
OPERATIONS

      Set forth below is information concerning the consolidated results of operations of CSW for the three month periods ended March 31, 2000 and March 31, 1999. For information concerning the results of operations for each of the U.S. Electric Operating Companies, see the discussions under the heading RESULTS OF OPERATIONS following the financial statements of each of the U.S. Electric Operating Companies.


COMPARISON OF THE QUARTERS ENDED MARCH 31, 2000 AND 1999

      Net income for common stock decreased to $38 million in the first quarter of 2000 from $45 million in 1999 due primarily to higher depreciation and amortization expense and other operating expenses, partially offset by lower taxes, other than income and lower operating income tax expense. Other factors affecting earnings are discussed below.

      In the first quarter of 2000, the U.S. Electric Operating Companies and U.K. Electric contributed the following percentages to CSW's results of operations.

                                                             Corporate
                               U.S.       U.K.       Total   Items and
                             Electric   Electric   Electric    Other    Total
                            ---------------------------------------------------
Operating Revenues             59%        37%         96%       4%       100%
Operating Income               59%        36%         95%       5%       100%
Net Income for Common Stock    59%        81%        140%    (40)%       100%


     Operating revenues increased $74 million, or 6%, in the first quarter of 2000 compared to the same period a year ago. U.S. Electric revenues increased $67 million, or 10%, due to:
- an increase of $46 million in fuel revenues due to higher fuel costs and purchased power, as discussed below,
- an increase of $31 million in other U.S. Electric revenues due primarily to higher transmission access revenues, despite an adjustment to transmission revenues as discussed below, and
- earnings cap adjustments recorded by SWEPCO and WTU in the first quarter of 2000. Those adjustments resulted from the final 1999 earnings cap filings made with the Texas Commission. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - Electric Utility Restructuring Legislation for additional information.

      The increase in U.S. Electric revenues was partially offset by a $10 million reduction in non-fuel U.S. Electric revenues resulting from a 2% decline in KWH sales resulting from mild weather.

      In the first quarter of 2000, a true-up adjustment was recorded which decreased transmission revenues and transmission expenses by approximately $10.7 million under CSW's revised transmission coordination agreement, as described more fully in NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS to CSW's financial statements in its Form 10-K at December 31, 1999. The net effect of the adjustment did not significantly affect earnings.

      United Kingdom revenues increased $9 million, or 2%, in the first quarter of 2000 compared to the same period a year ago, due to higher revenues of $41 million from SEEBOARD's domestic gas supply company, Beacon Gas reflecting SEEBOARD's increased ownership interest in that company. The increase was offset in part by a reduction in domestic electricity supply revenues following the opening of retail competition in that market.

      U.S. Electric fuel expense, increased $50 million, or 22%, because the average unit fuel cost increased to $1.81 per MMbtu in the first quarter of 2000 from $1.54 per MMbtu in the first quarter of 1999 due primarily to higher spot market natural gas prices. Purchased power expense increased $11 million, or 38%, for the comparison periods due primarily to a higher volume of economy energy purchases and capacity payments. United Kingdom cost of sales increased $2 million, or 1%, during the first quarter of 2000 compared to the same period a year ago due primarily to increased cost of sales from Beacon Gas reflecting SEEBOARD's increased ownership interest in that company, offset by the reduction in domestic electricity supply following the opening to competition in this market.

      Other operating expenses increased $17 million, or 7%, due primarily to increased power plant costs, expenses for CPL's portion of an early retirement and severance program at STP, and higher insurance costs. SEEBOARD operating expenses were higher reflecting SEEBOARD's increased ownership interest in Beacon Gas.

      Depreciation and amortization expense increased $17 million, or 13%, in the first quarter of 2000 compared to the same period last year due to increases of depreciable property at most CSW subsidiaries and accelerated amortization of certain regulatory assets as prescribed by state utility commissions. See MD&A - COMPETITION AND INDUSTRY CHALLENGES - Restructuring Readiness for additional information.

      Taxes other than income decreased $13 million, or 24%, due to lower ad valorem and Texas state franchise taxes. Operating income taxes declined $9 million, or 45%, in the first quarter of 2000 due primarily to lower taxable income.

      Interest and other charges increased $3 million, or 3%, in the first quarter of 2000 due primarily to higher average borrowings and marginally higher rates.

                                       CPL


                         CENTRAL POWER AND LIGHT COMPANY


                         PART I. FINANCIAL INFORMATION.

                          ITEM 1. FINANCIAL STATEMENTS.

Consolidated Statements of Income (unaudited)
Central Power and Light Company

                                                                    Three Months Ended March 31,
                                                                  --------------------------------
                                                                      2000                   1999
                                                                  ----------            ----------
                                                                             (thousands)

Electric Operating Revenues                                       $ 316,328             $ 282,278

Operating Expenses and Taxes
    Fuel                                                             89,397                67,915
    Purchased power                                                  20,420                13,147
    Other operating                                                  74,296                61,827
    Maintenance                                                      16,422                15,226
    Depreciation and amortization                                    54,198                43,114
    Taxes, other than income                                         16,702                20,645
    Income taxes                                                      5,590                13,784
                                                                  ----------            ----------
                                                                    277,025               235,658
                                                                  ----------            ----------

Operating Income                                                     39,303                46,620
                                                                  ----------            ----------

Other Income and (Deductions)
    Other                                                               270                  (730)
    Non-operating income taxes                                          277                 1,678
                                                                  ----------            ----------
                                                                        547                   948

Income Before Interest Charges                                       39,850                47,568
                                                                  ----------            ----------

Interest Charges
    Interest on long-term debt                                       24,060                22,829
    Distributions on Trust Preferred Securities                       3,000                 3,000
    Interest on short-term debt and other                             5,573                 5,064
    Allowance for borrowed funds used during construction            (1,575)                 (873)
                                                                  ----------            ----------
                                                                     31,058                30,020
                                                                  ----------            ----------

Net Income                                                            8,792                17,548
    Less:  Preferred stock dividends                                     60                 1,812
                                                                  ----------            ----------
Net Income for Common Stock                                         $ 8,732              $ 15,736
                                                                  ==========            ==========



  The accompanying notes to consolidated financial statements as they relate to
                  CPL are an integral part of these statements.

Consolidated Balance Sheets
Central Power and Light Company

                                                                     March 31,           December 31,
                                                                       2000                 1999
                                                                    (unaudited)           (audited)
                                                                    -----------          ------------
                                                                               (thousands)

ASSETS
Electric Utility Plant
    Production                                                       $3,155,806           $ 3,152,319
    Transmission                                                        568,131               566,629
    Distribution                                                      1,167,172             1,157,091
    General                                                             234,725               307,378
    Construction work in progress                                       128,761               101,550
    Nuclear fuel                                                        226,970               226,927
                                                                    -----------          ------------
                                                                      5,481,565             5,511,894
  Less - Accumulated depreciation and amortization                    2,235,154             2,263,925
                                                                    -----------          ------------
                                                                      3,246,411             3,247,969
                                                                    -----------          ------------

Current Assets
    Cash and temporary cash investments                                   3,186                 5,830
    Special deposits for reacquisition of long-term debt                     --                50,000
    Accounts receivable                                                  62,635                64,482
    Materials and supplies, at average cost                              56,397                58,196
    Fuel inventory at LIFO cost                                          24,786                26,434
    Under-recovered fuel costs                                           29,968                30,911
    Prepayments and other                                                 2,977                 5,353
                                                                    -----------          ------------
                                                                        179,949               241,206
                                                                    -----------          ------------

Deferred Charges and Other Assets
    Regulatory assets                                                   208,888               226,076
    Regulatory assets designated for securitization                     953,249               953,249
    Nuclear decommissioning trust                                        90,979                86,122
    Other                                                                80,786                93,228
                                                                    -----------          ------------
                                                                      1,333,902             1,358,675
                                                                    -----------          ------------
                                                                     $4,760,262           $ 4,847,850
                                                                    ===========          ============


 The accompanying notes to consolidated financial statements as they relate to
                 CPL are an integral part of these statements.

Consolidated Balance Sheets
Central Power and Light Company

                                                           March 31,            December 31,
                                                             2000                   1999
                                                          (unaudited)            (audited)
                                                          ------------          ------------
CAPITALIZATION AND LIABILITIES                                         (thousands)

Capitalization
    Common stock:  $25 par value
        Authorized shares:  12,000,000
        Issued and outstanding shares:  6,755,535           $ 168,888              $ 168,888
    Paid-in capital                                           405,000                405,000
    Retained earnings                                         733,957                764,225
                                                          ------------          ------------
                                                            1,307,845      45%     1,338,113       48%
                                                          ------------    ----  ------------      ----

    Preferred stock                                             5,967      --%         5,967       --%

    CPL-obligated, mandatorily redeemable preferred securities of subsidiary trust holding solely Junior Subordinated
        Debentures of CPL                                     150,000       5%       150,000        5%
    Long-term debt                                          1,454,551      50%     1,304,541       47%
                                                          ------------    ----  ------------      ----
                                                            2,918,363     100%     2,798,621      100%
                                                          ------------    ----  ------------      ----

Current Liabilities
    Long-term debt due within twelve months                   100,000                150,000
    Advances from affiliates                                  159,892                322,158
    Accounts payable                                           96,120                 88,702
    Payables to affiliates                                     35,211                 33,162
    Accrued taxes                                              38,314                 41,121
    Accumulated deferred income taxes                           1,478                  2,103
    Accrued interest                                           29,608                 14,723
    Other                                                      24,027                 19,330
                                                          ------------          ------------
                                                              484,650                671,299
                                                          ------------          ------------
Deferred Credits
    Accumulated deferred income taxes                       1,215,668              1,234,942
    Investment tax credits                                    132,005                133,306
    Other                                                       9,576                  9,682
                                                          ------------          ------------
                                                            1,357,249              1,377,930
                                                          ------------          ------------
                                                          $ 4,760,262            $ 4,847,850
                                                          ============          ============


 The accompanying notes to consolidated financial statements as they relate to
                  CPL are an integral part of these statements.

Consolidated Statements of Cash Flows (unaudited)
Central Power and Light Company

                                                                     Three Months Ended
                                                                          March 31,
                                                                  --------------------------
                                                                    2000             1999
                                                                  ---------        ---------
                                                                         (thousands)
OPERATING ACTIVITIES
    Net Income                                                     $ 8,792          $ 17,548
    Non-cash Items Included in Net Income
        Depreciation and amortization                               57,988            48,110
        Deferred income taxes and investment tax credits           (19,590)           (9,785)
    Changes in Assets and Liabilities
        Accounts receivable                                          1,847            (3,668)
        Fuel inventory                                               1,648            (2,653)
        Material and supplies                                        1,799             1,713
        Accrued interest                                            14,885             3,486
        Accounts payable                                             6,744           (16,156)
        Payables to affiliates                                       2,049            (6,367)
        Accrued taxes                                               (2,807)            6,487
        Fuel recovery                                                  943             9,109
        Deferred charges, other                                     12,442             2,514
        Other                                                        8,643              (426)
                                                                  ---------        ---------
                                                                    95,383            49,912
                                                                  ---------        ---------
INVESTING ACTIVITIES
    Construction expenditures                                      (44,406)          (37,018)
    Other                                                           (1,721)           (1,600)
                                                                  ---------        ---------
                                                                   (46,127)          (38,618)
                                                                  ---------        ---------
FINANCING ACTIVITIES
    Issuance of long-term debt                                     149,426                --
    Reacquisition of long-term debt                                (50,000)               --
    Special deposit for reacquisition of long-term debt             50,000                --
    Change in advances from affiliates                            (162,266)           32,340
    Payment of dividends                                           (39,060)          (39,056)
                                                                  ---------        ---------
                                                                   (51,900)           (6,716)
                                                                  ---------        ---------

Net Change in Cash and Cash Equivalents                             (2,644)            4,578
Cash and Cash Equivalents at Beginning of Year                       5,830             5,195
                                                                  ---------        ---------
Cash and Cash Equivalents at End of Period                         $ 3,186           $ 9,773
                                                                  =========        =========

SUPPLEMENTARY INFORMATION
    Interest paid less amounts capitalized (includes
      distributions on Trust Preferred Securities)                $ 15,348          $ 22,327
                                                                  =========        =========
    Income taxes paid/(refund received)                               $ --          $ (3,727)
                                                                  =========        =========


  The accompanying notes to consolidated financial statements as they relate to
                  CPL are an integral part of these statements.

CENTRAL POWER AND LIGHT COMPANY
RESULTS OF OPERATIONS


COMPARISON OF THE QUARTERS ENDED MARCH 31, 2000 AND 1999

      Net income for common stock for the first quarter of 2000 was $8.8 million, a decrease of $7.0 million, or 45%, from the first quarter of 1999. The decrease resulted primarily from higher operating expenses, partially offset by an increase in revenues, as well as a reduction in preferred stock dividends.

      Electric operating revenues increased $34.1 million, or 12%, compared to the first quarter of 1999. Fuel-related revenues increased $20.1 million due to higher fuel and purchased power expenses as discussed in the following paragraph. Non-fuel revenues increased $14.0 million resulting primarily from higher miscellaneous transmission revenues.

      Fuel expense increased $21.5 million, or 32%, in the first quarter of 2000 when compared to 1999 due primarily to a rise in average unit fuel costs. The average unit fuel cost increased from $1.33 per MMbtu in 1999 to $1.81 per MMbtu in the first quarter of 2000, resulting mainly from higher spot market natural gas prices. Also contributing to the increase in fuel costs was a maintenance outage at STP Unit 1 which decreased nuclear generation by approximately 16% in the first quarter of 2000. The decreased nuclear generation was replaced by an increase in gas generation and purchased power. Purchased power expenses for the first quarter of 2000 increased $7.3 million, or 55%, when compared to the same period in 1999, due primarily to higher economy purchases, cogeneration purchases as well as increased reservation and capacity charges.

      Other operating expenses were $74.3 million during the first quarter of 2000, an increase of $12.5 million, or 20%, from the same period in 1999. The increase was due primarily to higher insurance expenses and expenses for CPL's portion of an early retirement and severance program due to restructuring at STP. Depreciation and amortization expenses increased $11.1 million, or 26%, in 2000 compared to the same period last year reflecting the final 1999 earnings cap filings made with the Texas Commission. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - Electric Utility Restructuring Legislation and MD&A - Securitization of Generation-related Regulatory Assets and Stranded Costs for further discussion.

      Taxes, other than income, decreased $3.9 million to $16.7 million in the first quarter of 2000 resulting mainly from lower ad valorem tax expense. Income tax expense associated with utility operations decreased $8.2 million for the first quarter of 2000 as a result of lower taxable income and a decrease in the income portion of Texas state franchise tax expense.

      Preferred stock dividends decreased $1.8 million in the first quarter of 2000 as a result of the redemption of $160 million auction preferred stock in the fourth quarter of 1999.

                                       PSO


                       PUBLIC SERVICE COMPANY OF OKLAHOMA


                         PART I. FINANCIAL INFORMATION.

                          ITEM 1. FINANCIAL STATEMENTS.

Consolidated Statements of Income (unaudited)
Public Service Company of Oklahoma

                                                                     Three Months Ended March 31,
                                                                   -------------------------------
                                                                      2000                 1999
                                                                   ----------           ----------
                                                                             (thousands)

Electric Operating Revenues                                         $ 161,329           $ 151,030
                                                                   ----------           ----------
Operating Expenses and Taxes
    Fuel                                                               71,586              61,881
    Purchased power                                                    20,666              14,044
    Other operating                                                    22,922              25,713
    Maintenance                                                         8,586               9,207
    Depreciation and amortization                                      18,913              18,455
    Taxes, other than income                                            7,217               8,059
    Income taxes                                                           68               1,143
                                                                   ----------           ----------
                                                                      149,958             138,502
                                                                   ----------           ----------
Operating Income                                                       11,371              12,528
                                                                   ----------           ----------

Other Income and (Deductions)
    Allowance for equity funds used during construction                    --                  81
    Other                                                                 139              (1,311)
    Non-operating income taxes                                             83                 709
                                                                   ----------           ----------
                                                                          222                (521)
                                                                   ----------           ----------
Income Before Interest Charges                                         11,593              12,007
                                                                   ----------           ----------

Interest Charges
    Interest on long-term debt                                          6,526               6,610
    Distributions on Trust Preferred Securities                         1,500               1,500
    Interest on short-term debt and other                               2,518               1,169
    Allowance for borrowed funds used during construction                (627)               (192)
                                                                   ----------           ----------
                                                                        9,917               9,087
                                                                   ----------           ----------

Net Income                                                              1,676               2,920
  Less:  Preferred stock dividends                                         53                  53
                                                                   ----------           ----------
Net Income for Common Stock                                           $ 1,623             $ 2,867
                                                                   ==========           ==========



  The accompanying notes to consolidated financial statements as they relate to
                  PSO are an integral part of these statements.

Consolidated Balance Sheets
Public Service Company of Oklahoma
--------------------------------------------------------------------------------

                                                             March 31,               December 31,
                                                                2000                     1999
                                                            (unaudited)               (audited)
                                                         -------------------       -----------------
                                                                         (thousands)

ASSETS
Electric Utility Plant
    Production                                                    $ 916,087               $ 916,889
    Transmission                                                    392,420                 392,029
    Distribution                                                    907,281                 897,516
    General                                                         211,038                 217,368
    Construction work in progress                                    54,529                  35,903
                                                         -------------------       -----------------
                                                                  2,481,355               2,459,705
  Less - Accumulated depreciation and amortization                1,116,888               1,114,255
                                                         -------------------       -----------------
                                                                  1,364,467               1,345,450
                                                         -------------------       -----------------
Current Assets
    Cash                                                              2,943                   3,077
    Accounts receivable                                              27,725                  34,584
    Materials and supplies, at average cost                          33,896                  34,289
    Fuel inventory, at LIFO cost                                     23,879                  24,143
    Under-recovered fuel costs                                           --                   6,469
    Accumulated deferred income taxes                                21,955                  19,145
    Prepayments and other                                             2,463                   1,668
                                                         -------------------       -----------------
                                                                    112,861                 123,375
                                                         -------------------       -----------------

Deferred Charges and Other Assets                                    69,176                  75,046
                                                         -------------------       -----------------
                                                                $ 1,546,504             $ 1,543,871
                                                         ===================       =================




  The accompanying notes to consolidated financial statements as they relate to
                  PSO are an integral part of these statements.

Consolidated Balance Sheets
Public Service Company of Oklahoma
--------------------------------------------------------------------------------

                                                       March 31,               December 31,
                                                         2000                      1999
                                                      (unaudited)                (audited)
                                                     --------------            --------------
CAPITALIZATION AND LIABILITIES                                        (thousands)

Capitalization
    Common stock:   $15 par value
        Authorized:   11,000,000 shares
        Issued: 10,482,000 shares and outstanding
         9,013,000 shares                                 $157,230                  $157,230
    Paid-in capital                                        180,000                   180,000
    Retained earnings                                      126,642                   142,018
                                                     --------------            --------------
                                                           463,872       52%         479,248     52%
                                                     --------------   -------  -------------- -------

    Preferred stock                                          5,286        1%           5,286     --%
    PSO-obligated, mandatorily redeemable preferred
         securities of subsidiary trust holding solely
         Junior Subordinated Debentures of PSO              75,000        8%          75,000      8%
    Long-term debt                                         344,592       39%         364,516     40%
                                                     --------------   -------  -------------- -------
                                                           888,750      100%         924,050    100%
                                                     --------------   -------  -------------- -------
Current Liabilities
    Long-term debt due within twelve months                 30,000                    20,000
    Advances from affiliates                               110,203                    79,169
    Payables to affiliates                                  29,204                    34,043
    Accounts payable                                        62,973                    44,088
    Customer deposits                                       17,974                    17,752
    Accrued taxes                                            6,527                    18,480
    Accrued interest                                        10,312                     5,420
    Over-recovered fuel costs                                2,798                        --
    Other                                                    5,856                     5,085
                                                     --------------            --------------
                                                           275,847                   224,037
                                                     --------------            --------------
Deferred Credits
    Accumulated deferred income taxes                      308,608                   302,727
    Investment tax credits                                  37,126                    37,574
    Income tax related regulatory liabilities, net          32,215                    32,826
    Other                                                    3,958                    22,657
                                                     --------------            --------------
                                                           381,907                   395,784
                                                     --------------            --------------
                                                       $ 1,546,504               $ 1,543,871
                                                     ==============            ==============





  The accompanying notes to consolidated financial statements as they relate to
                 PSO are an integral part of these statements.

Consolidated Statements of Cash Flows (unaudited)
Public Service Company of Oklahoma

                                                                    Three Months Ended
                                                                          March 31,
                                                              ------------------------------
                                                                2000                   1999
                                                              --------              --------
                                                                         (thousands)

OPERATING ACTIVITIES
    Net Income                                                $ 1,676                $ 2,920
    Non-cash Items Included in Net Income
        Depreciation and amortization                          19,515                 18,700
        Deferred income taxes and investment tax credits        2,012                 (1,967)
    Changes in Assets and Liabilities
        Accounts receivable                                     6,859                  1,224
        Prepayments and other                                    (795)                (2,990)
        Accounts payable                                       14,164                (19,898)
        Accrued taxes                                         (11,953)                (9,022)
        Accrued interest                                        4,892                  2,581
        Other deferred credits                                (18,699)                 1,052
        Fuel recovery                                           9,267                  9,419
        Other                                                   7,250                 (1,760)
                                                              --------              --------
                                                               34,188                    259
                                                              --------              --------
INVESTING ACTIVITIES
    Construction expenditures                                 (34,760)               (21,299)
    Other                                                      (3,543)                 1,775
                                                              --------              --------
                                                              (38,303)               (19,524)
                                                              --------              --------
FINANCING ACTIVITIES
    Change in advances from affiliates                         31,034                 30,901
    Retirement of long-term debt                              (10,000)                    --
    Payment of dividends                                      (17,053)               (15,053)
                                                              --------              --------
                                                                3,981                 15,848
                                                              --------              --------

Net Change in Cash and Cash Equivalents                          (134)                (3,417)
Cash and Cash Equivalents at Beginning of Year                  3,077                  4,670
                                                              --------              --------
Cash and Cash Equivalents at End of Period                    $ 2,943                $ 1,253
                                                              ========              ========

SUPPLEMENTARY INFORMATION
    Interest paid less amounts capitalized (includes
        distributions on Trust Preferred Securities)          $ 4,238                $ 6,125
                                                              ========              ========
    Income taxes paid                                         $ 2,850                $ 5,510
                                                              ========              ========




  The accompanying notes to consolidated financial statements as they relate to
                  PSO are an integral part of these statements.

PUBLIC SERVICE COMPANY OF OKLAHOMA
RESULTS OF OPERATIONS


COMPARISON OF THE QUARTERS ENDED MARCH 31, 2000 AND 1999

      Net income for common stock for the first quarter of 2000 was $1.7 million, a decrease of $1.2 million compared to 1999. The decrease resulted primarily from a net increase in operating expenses and operating income taxes.

      Electric operating revenues increased $10.3 million, or 7%, higher during the first quarter of 2000 compared to the first quarter of 1999 due primarily to a $10.6 million increase in fuel-related revenues as discussed in the following paragraph. Non-fuel related revenues decreased $5.7 million due primarily to reclassifications related to CSW's transmission coordination agreement.

      Fuel expense increased $9.7 million, or 16%, for the first quarter of 2000 compared to the first quarter of 1999 due primarily to an increase in average unit fuel cost. The average unit fuel costs increased from $1.70 per MMbtu in the first quarter of 1999 to $2.05 per MMbtu in the first quarter of 2000 due primarily to increased natural gas prices. Purchased power increased $6.6 million, due primarily to higher economy energy purchases.

      Other operating expenses were $22.9 million in the first three months of 2000, an 11% decrease from 1999, due primarily to lower transmission expenses resulting from reclassifications related to CSW's transmission coordination agreement. Income tax expense associated with utility operations decreased $1.1 million due primarily to lower taxable income.

      Other income and deductions increased $0.7 million in the first three months of 2000 primarily as a result of the absence of losses on equity investments in 1999. Interest charges increased $0.8 million during the first quarter of 2000 when compared to the same period in 1999 primarily as a result of increased short-term borrowings during the first quarter of 2000.

                                     SWEPCO



                       SOUTHWESTERN ELECTRIC POWER COMPANY


                         PART I. FINANCIAL INFORMATION.

                          ITEM 1. FINANCIAL STATEMENTS.

Consolidated Statements of Income (unaudited)
Southwestern Electric Power Company

                                                                      Three Months Ended March 31,
                                                                      ----------------------------
                                                                         2000              1999
                                                                      ----------         ---------
                                                                              (thousands)


Electric Operating Revenues                                            $ 212,156         $ 197,064
                                                                      ----------         ---------
Operating Expenses and Taxes
    Fuel                                                                  89,352            76,271
    Purchased power                                                       11,698             6,193
    Other operating                                                       33,733            30,180
    Maintenance                                                           14,306            12,244
    Depreciation and amortization                                         27,357            26,206
    Taxes, other than income                                              10,924            15,794
    Income taxes                                                           1,428             3,807
                                                                      ----------         ---------
                                                                         188,798           170,695
                                                                      ----------         ---------

Operating Income                                                          23,358            26,369
                                                                      ----------         ---------

Other Income and (Deductions)
    Allowance for equity funds used during construction                       --                47
    Other                                                                   (282)             (454)
    Non-operating income taxes                                                49               683
                                                                      ----------         ---------
                                                                            (233)              276
                                                                      ----------         ---------

Income Before Interest Charges                                            23,125            26,645
                                                                      ----------         ---------
Interest Charges
    Interest on long-term debt                                             9,918             9,802
    Distributions on Trust Preferred Securities                            2,166             2,166
    Interest on short-term debt and other                                  3,533             2,391
    Allowance for borrowed funds used during construction                   (782)             (367)
                                                                      ----------         ---------
                                                                          14,835            13,992
                                                                      ----------         ---------

Net Income                                                                 8,290            12,653
   Less: Preferred stock dividends                                            57                57
                                                                      ----------         ---------
Net Income for Common Stock                                              $ 8,233          $ 12,596
                                                                      ==========         =========



  The accompanying notes to consolidated financial statements as they relate to
                SWEPCO are an integral part of these statements.

Consolidated Balance Sheets
Southwestern Electric Power Company
--------------------------------------------------------------------------------

                                                                 March 31,               December 31,
                                                                    2000                     1999
                                                                (unaudited)               (audited)
                                                              -----------------        -----------------
                                                                             (thousands)

ASSETS

  Electric Utility Plant
    Production                                                     $ 1,401,410              $ 1,402,062
    Transmission                                                       485,312                  484,327
    Distribution                                                       963,814                  958,318
    General                                                            333,115                  333,949
    Construction work in progress                                       70,390                   52,775
                                                              -----------------        -----------------
                                                                     3,254,041                3,231,431
  Less - Accumulated depreciation and amortization                   1,404,261                1,384,242
                                                              -----------------        -----------------
                                                                     1,849,780                1,847,189
                                                              -----------------        -----------------
Current Assets
    Cash                                                                 2,476                    2,018
    Accounts receivable                                                 32,167                   45,511
    Receivables from affiliates                                         11,425                    6,053
    Materials and supplies, at average cost                             26,229                   26,420
    Fuel inventory, at average cost                                     59,547                   60,844
    Accumulated deferred income taxes                                    2,003                    1,583
    Prepayments and other                                               16,655                   16,978
                                                              -----------------        -----------------
                                                                       150,502                  159,407
                                                              -----------------        -----------------

Deferred Charges and Other Assets                                      102,943                  101,202
                                                              -----------------        -----------------
                                                                   $ 2,103,225              $ 2,107,798
                                                              =================        =================



  The accompanying notes to consolidated financial statements as they relate to
                SWEPCO are an integral part of these statements.

Consolidated Balance Sheets
Southwestern Electric Power Company
--------------------------------------------------------------------------------

                                                      March 31,               December 31,
                                                        2000                     1999
                                                     (unaudited)               (audited)
                                                     ------------             ------------
CAPITALIZATION AND LIABILITIES                                    (thousands)

Capitalization
    Common stock:   $18 par value
        Authorized:   7,600,000 shares
        Issued and outstanding: 7,536,640 shares       $ 135,660                $ 135,660
    Paid-in capital                                      245,000                  245,000
    Retained earnings                                    280,751                  288,018
                                                     ------------             ------------
                                                         661,411      47%         668,678    52%
                                                     ------------   ------    ------------ ------

    Preferred stock                                        4,706      --%           4,706    --%
    SWEPCO-obligated, mandatorily redeemable preferred securities of subsidiary trust holding solely Junior Subordinated
         Debentures of SWEPCO                            110,000       8%         110,000     9%
    Long-term debt                                       645,527      45%         495,973    39%
                                                     ------------   ------    ------------ ------
                                                       1,421,644     100%       1,279,357   100%
                                                     ------------   ------    ------------ ------

Current Liabilities
    Long-term debt due within twelve months               45,595                   45,595
    Advances from affiliates                              13,289                  140,897
    Accounts payable                                      58,625                   60,689
    Payables to affiliates                                40,532                   37,353
    Customer deposits                                     14,803                   14,236
    Accrued taxes                                         16,655                   24,374
    Accrued interest                                      12,731                    9,792
    Over-recovered fuel costs                              3,612                    2,888
    Other                                                 15,364                   13,874
                                                     ------------             ------------
                                                         221,206                  349,698
                                                     ------------             ------------
Deferred Credits
    Accumulated deferred income taxes                    388,631                  380,495
    Investment tax credits                                56,528                   57,649
    Other                                                 15,216                   40,599
                                                     ------------             ------------
                                                         460,375                  478,743
                                                     ------------             ------------

                                                     $ 2,103,225              $ 2,107,798
                                                     ============             ============




  The accompanying notes to consolidated financial statements as they relate to
                SWEPCO are an integral part of these statements.

Consolidated Statements of Cash Flows (unaudited)
Southwestern Electric Power Company

                                                                   Three Months Ended
                                                                         March 31,
                                                               ----------------------------
                                                                 2000                 1999
                                                               --------            --------
                                                                        (thousands)

OPERATING ACTIVITIES
    Net Income                                                 $ 8,290             $ 12,653
    Non-cash Items Included in Net Income
        Depreciation and amortization                           28,698               27,403
        Deferred income taxes and investment tax credits         4,762               (4,510)
    Changes in Assets and Liabilities
        Accounts receivable                                      7,972               (4,130)
        Fuel inventory                                           1,297              (13,109)
        Accounts payable                                        (2,173)             (26,393)
        Payables to affiliates                                   3,179               (8,789)
        Accrued taxes                                           (7,719)              11,121
        Other deferred credits                                 (25,383)               4,582
        Other                                                    6,343               (2,909)
                                                               --------            --------
                                                                25,266               (4,081)
                                                               --------            --------
INVESTING ACTIVITIES
    Construction expenditures                                  (28,062)             (17,250)
    Other                                                       (2,645)                 383
                                                               --------            --------
                                                               (30,707)             (16,867)
                                                               --------            --------
FINANCING ACTIVITIES
    Redemption of preferred stock                                   --                   (1)
    Proceeds from issuance of long-term debt                   149,515                   --
    Retirement of long-term debt                                  (450)              (1,637)
    Change in advances from affiliates                        (127,608)              47,796
    Payment of dividends                                       (15,558)             (27,057)
                                                               --------            --------
                                                                 5,899               19,101
                                                               --------            --------

Net Change in Cash and Cash Equivalents                            458               (1,847)
Cash and Cash Equivalents at Beginning of Year                   2,018                4,444
                                                               --------            --------
Cash and Cash Equivalents at End of Period                     $ 2,476              $ 2,597
                                                               ========            ========
SUPPLEMENTARY INFORMATION
    Interest paid less amounts capitalized (includes
      distributions on Trust Preferred Securities)             $ 7,172             $ 14,485
                                                               ========            ========
    Income taxes paid                                          $ 1,205              $ 1,676
                                                               ========            ========


  The accompanying notes to consolidated financial statements as they relate to
                SWEPCO are an integral part of these statements.

SOUTHWESTERN ELECTRIC POWER COMPANY
RESULTS OF OPERATIONS


COMPARISON OF THE QUARTERS ENDED MARCH 31, 2000 AND 1999

      SWEPCO's net income for common stock for the first quarter of 2000 was $8.2 million, which was $4.4 million, or 35%, lower than the first quarter of 1999. The decrease resulted primarily from increased other operating and maintenance expenses and increased interest expense, offset in part by increased non-fuel revenues and lower taxes, other than income.

      Electric operating revenues for the first quarter of 2000 increased $15.1 million, or 8%, to $212.2 million compared to the same period of 1999. The increase resulted primarily from increased fuel-related revenues of $11.6 million due to higher fuel and purchased power expenses as discussed in the following paragraph and increased sales for resale to other utilities of $3.4 million as a result of increased demand. The increase in revenues was also affected by a $4.4 million true-up adjustment under the final 1999 earnings cap filing related to the Texas Legislation. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - Electric Utility Restructuring Legislation for additional information. These increases were partially offset by decreased non-fuel-related revenues of $1.1 million due primarily to rate reductions in Louisiana and Arkansas implemented in December 1999 and a $1.9 million reclassification related to CSW's transmission coordination agreement.

      Fuel and purchased power expenses increased for the first quarter of 2000 compared to the same period in 1999. Fuel expense increased $13.1 million, or 17%, to $89.4 million resulting primarily from increased generation, which was offset in part by decreased average unit fuel costs. Average unit fuel costs decreased from $1.61 per MMbtu in 1999 to $1.56 per MMbtu in the first quarter of 2000 due to lower spot market coal and lignite prices. Also contributing to the decrease in average unit fuel costs was a decrease in natural gas generation because of its relatively higher costs per MMbtu. Purchased power expenses for the first quarter of 2000 increased $5.5 million compared to the same period in 1999 due primarily to an increase in firm energy contract purchases.

      Other operating expenses for the first quarter of 2000 were $33.7 million, an increase of $3.6 million, or 12%, compared to the same period in 1999 as a result of increased customer accounts expenses and increased insurance expenses, which were offset in part by decreased transmission expenses. The decrease in transmission expenses was due primarily to reclassifications related to CSW's transmission coordination agreement.

      Maintenance expenses for the first quarter of 2000 were $14.3 million, an increase of $2.1 million, or 17%, when compared to the same period in 1999, due primarily to increased tree trimming maintenance activities and increased overhead power line maintenance activities.

      Depreciation and amortization expenses were $27.4 million for the first quarter of 2000, an increase of $1.2 million, or 4%, when compared to the same period in 1999 due to changes in depreciation rates associated with rate-related settlements in Arkansas and Louisiana in 1999.

      Taxes, other than income decreased $4.9 million, or 31%, for the first quarter of 2000 compared to the same period of 1999 as a result of decreased ad valorem taxes expense and decreased franchise tax expense.

      Income taxes associated with utility operations during the first quarter of 2000 decreased $1.4 million, a decrease of $2.4 million, due primarily to lower taxable income.

      Interest charges on short-term and other debt increased $1.1 million as a result of an increase in the level of short-term borrowings.

                                       WTU



                          WEST TEXAS UTILITIES COMPANY


                         PART I. FINANCIAL INFORMATION.

                          ITEM 1. FINANCIAL STATEMENTS.

Statements of Income (unaudited)
West Texas Utilities Company

                                                                      Three Months Ended March 31,
                                                                      ------------------------------
                                                                          2000              1999
                                                                      ----------          ----------
                                                                               (thousands)


Electric Operating Revenues                                             $ 96,535          $ 81,052
                                                                      ----------          ----------
Operating Expenses and Taxes
    Fuel                                                                  28,580            23,134
    Purchased power                                                       14,893             8,294
    Other operating                                                       19,761            20,133
    Maintenance                                                            4,862             4,178
    Depreciation and amortization                                         11,241            10,774
    Taxes, other than income                                               4,963             7,488
    Income taxes                                                           2,102              (247)
                                                                      ----------          ----------
                                                                          86,402            73,754
                                                                      ----------          ----------
Operating Income                                                          10,133             7,298
                                                                      ----------          ----------

Other Income and (Deductions)
    Allowance for equity funds used during construction                       62                96
    Other                                                                   (236)             (199)
    Non-operating income taxes                                                84               219
                                                                      ----------          ----------
                                                                             (90)              116
                                                                      ----------          ----------
Income Before Interest Charges                                            10,043             7,414
                                                                      ----------          ----------

Interest Charges
    Interest on long-term debt                                             5,088             5,088
    Interest on short-term debt and other                                  1,011             1,162
    Allowance for borrowed funds used during construction                   (241)             (143)
                                                                      ----------          ----------
                                                                           5,858             6,107
                                                                      ----------          ----------

Net Income                                                                 4,185             1,307
    Less: Preferred stock dividends                                           26                26
                                                                      ----------          ----------
Net Income for Common Stock                                              $ 4,159           $ 1,281
                                                                      ==========          ==========



         The accompanying notes to financial statements as they relate t
                  WTU are an integral part of these statements.

Balance Sheets
West Texas Utilities Company
--------------------------------------------------------------------------------

                                                                   March 31,       December 31,
                                                                     2000              1999
                                                                  (unaudited)        (audited)
                                                                 --------------    --------------
                                                                           (thousands)

ASSETS

  Electric Utility Plant
    Production                                                       $ 429,449         $ 429,783
    Transmission                                                       220,394           220,479
    Distribution                                                       405,349           403,206
    General                                                            110,537           113,945
    Construction work in progress                                       25,524            15,131
                                                                 --------------    --------------
                                                                     1,191,253         1,182,544
  Less - Accumulated depreciation and amortization                     498,389           495,847
                                                                 --------------    --------------
                                                                       692,864           686,697
                                                                 --------------    --------------
Current Assets
    Cash                                                                 3,078             3,810
    Accounts receivable                                                 43,148            50,579
    Materials and supplies, at average cost                             13,936            14,029
    Fuel inventory, at LIFO cost                                        17,946            17,133
    Accumulated deferred income taxes                                      408                --
    Under-recovered fuel costs                                           9,291            14,652
    Prepayments and other                                                2,713             2,883
                                                                 --------------    --------------
                                                                        90,520           103,086
                                                                 --------------    --------------
Deferred Charges and Other Assets
    Deferred Oklaunion costs                                             7,421             8,352
    Other                                                               45,806            63,070
                                                                 --------------    --------------
                                                                        53,227            71,422
                                                                 --------------    --------------

                                                                     $ 836,611         $ 861,205
                                                                 ==============    ==============





        The accompanying notes to financial statements as they relate to WTU are an integral part of these statements.

Balance Sheets
West Texas Utilities Company
--------------------------------------------------------------------------------

                                                    March 31,               December 31,
                                                       2000                     1999
                                                   (unaudited)               (audited)
                                                  ---------------          ---------------
CAPITALIZATION AND LIABILITIES                                    (thousands)

Capitalization
    Common stock:   $25 par value
        Authorized:  7,800,000 shares
        Issued and outstanding: 5,488,560 shares       $ 137,214                $ 137,214
    Paid-in capital                                        2,236                    2,236
    Retained earnings                                    115,515                  115,856
                                                  ---------------          ---------------
                                                         254,965     49%          255,306       49%
                                                  --------------- -------  ---------------   -------

    Preferred stock                                        2,482     --%            2,482       --%
    Long-term debt                                       263,728     51%          263,686       51%
                                                                  -------                    -------
                                                  ---------------          ---------------
                                                         521,175    100%          521,474      100%
                                                  --------------- -------  ---------------   -------
                                                  ---------------          ---------------

Current Liabilities
    Long-term debt due within twelve months               40,000                   40,000
    Advances from affiliates                               4,602                   21,408
    Payables to affiliates                                15,401                   18,856
    Accounts payable                                      38,585                   39,611
    Accrued taxes                                         12,647                   12,458
    Accumulated deferred income taxes                         --                    1,653
    Accrued interest                                       8,525                    4,165
    Refund due customers                                   2,800                    6,000
    Other                                                  6,157                    4,799
                                                  ---------------          ---------------
                                                         128,717                  148,950
                                                  ---------------          ---------------
Deferred Credits
    Accumulated deferred income taxes                    145,008                  148,746
    Investment tax credits                                25,005                   25,323
    Income tax related regulatory liabilities, net        13,100                   13,057
    Other                                                  3,606                    3,655
                                                  ---------------          ---------------
                                                         186,719                  190,781
                                                  ---------------          ---------------

                                                       $ 836,611                $ 861,205
                                                  ===============          ===============





        The accompanying notes to financial statements as they relate to WTU are an integral part of these statements.

Statements of Cash Flows (unaudited)
West Texas Utilities Company

                                                                           Three Months Ended
                                                                       --------------------------
                                                                                March 31,
                                                                          2000              1999
                                                                       --------          --------
                                                                              (thousands)

OPERATING ACTIVITIES
    Net Income                                                         $ 4,185           $ 1,307
    Non-cash Items Included in Net Income
        Depreciation and amortization                                   11,241            11,051
        Deferred income taxes and investment tax credits                (6,073)           (1,922)
    Changes in Assets and Liabilities
        Accounts receivable                                              7,431               367
        Fuel inventory                                                    (813)             (907)
        Accounts payable                                                (1,026)             (456)
        Payables to affiliates                                          (3,455)           (4,123)
        Accrued taxes                                                      189            (4,543)
        Accrued interest                                                 4,360             3,875
        Fuel recovery                                                    5,361             3,742
        Other deferred charges                                          16,776               578
        Other                                                           (1,310)             (875)
                                                                       --------          --------
                                                                        36,866             8,094
                                                                       --------          --------
INVESTING ACTIVITIES
    Construction expenditures                                          (15,284)          (12,445)
    Other                                                                 (982)           (2,077)
                                                                       --------          --------
                                                                       (16,266)          (14,522)
                                                                       --------          --------

FINANCING ACTIVITIES
    Payment of dividends                                                (4,526)           (7,026)
    Change in advances from affiliates                                 (16,806)           14,061
                                                                       --------          --------
                                                                       (21,332)            7,035
                                                                       --------          --------

Net Change in Cash and Cash Equivalents                                   (732)              607
Cash and Cash Equivalents at Beginning of Year                           3,810             2,093
                                                                       --------          --------
Cash and Cash Equivalents at End of Period                             $ 3,078           $ 2,700
                                                                       ========          ========

SUPPLEMENTARY INFORMATION
    Interest paid less amounts capitalized                             $ 1,214           $ 1,200
                                                                       ========          ========
    Income taxes paid                                                     $ --             $ 295
                                                                       ========          ========



      The accompanying notes to financial statements as they relate to WTU are an integral part of these statements.

WEST TEXAS UTILITIES COMPANY
RESULTS OF OPERATIONS


COMPARISON OF THE QUARTERS ENDED MARCH 31, 2000 AND 1999

      Net income for common stock increased $2.9 million to $4.2 million during the first quarter of 2000 from $1.3 million in the first quarter of 1999. The increase was due primarily to increased non-fuel revenues and lower taxes, other than income, offset in part by higher operating income taxes.

      Electric operating revenues increased $15.5 million, or 19%, in the first quarter of 2000 when compared to the first quarter of 1999. Fuel-related revenues increased $8.5 million in the first quarter of 2000 compared to the same period last year due primarily to higher fuel and purchased power expenses as discussed below. Non-fuel revenue increased $7.0 million in the first quarter of 2000 compared to the same period last year due primarily to a true-up adjustment under the final 1999 earnings cap filing related to the Texas Legislation. See ITEM 1. NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS - Electric Utility Restructuring Legislation. Also included in this increase was an increase in revenues for services rendered but not yet billed.

      Fuel expense increased $5.4 million, or 24%, in the first quarter of 2000 compared to the first quarter of 1999, due primarily to an increase in average unit fuel cost from $1.75 per MMbtu in 1999 to $2.40 per MMbtu in 2000 related to an increase in the spot market price of natural gas. Purchased power increased $6.6 million to $14.9 million in the first quarter of 2000 compared to the same period last year due primarily to increased economy energy purchases.

      Taxes, other than income decreased $2.5 million in the first quarter of 2000 compared to the same period in 1999 due primarily to lower ad valorem and state franchise taxes.

      Income tax expense associated with utility operations increased $2.3 million in the first quarter of 2000 compared to the same period last year as a result of higher taxable income.

INDEX TO APPLICABLE NOTES TO FINANCIAL STATEMENTS BY REGISTRANT

NOTE 1.  PRINCIPLES OF PREPARATION           CSW, CPL, PSO, SWEPCO, WTU

NOTE 2.  LITIGATION AND REGULATORY
         PROCEEDINGS                         CSW, CPL, PSO, SWEPCO, WTU

NOTE 3.  COMMITMENTS AND CONTINGENT
         LIABILITIES                         CSW, CPL, SWEPCO, WTU

NOTE 4.  COMMON STOCK AND DIVIDENDS          CSW, CPL, PSO, SWEPCO, WTU

NOTE 5.  PROPOSED AEP MERGER                 CSW, CPL, PSO, SWEPCO, WTU

NOTE 6.  BUSINESS SEGMENTS                   CSW

NOTE 7.  SOUTH AMERICAN INVESTMENTS          CSW

NOTE 8.  LONG-TERM DEBT                      CSW, CPL, SWEPCO

NOTES TO FINANCIAL STATEMENTS
(Unaudited)


1.     PRINCIPLES OF PREPARATION

       General
      The condensed financial statements of the Registrants have been prepared by each Registrant pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although each Registrant believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes included in the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 1999.

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

      CPL estimates its portion of the costs of decommissioning STP to be $289 million in 1999 dollars based on a study completed in 1999. CPL is accruing and recovering these decommissioning costs through rates based on the service life of STP at a rate of $8.2 million per year. The funds are deposited with a trustee under the terms of an irrevocable trust and are reflected in CPL's consolidated balance sheets as Nuclear decommissioning trust, with a corresponding amount accrued in Accumulated depreciation. On CSW's consolidated balance sheets, the irrevocable trust is included in Deferred Charges and Other Assets, Other, with a corresponding amount accrued in Accumulated depreciation. In CSW's and CPL's consolidated statements of income, the income related to the irrevocable trust is recorded in Other Income and Deductions, Other. In CPL's consolidated statements of income, the interest expense related to the irrevocable trust is recorded in Interest Charges, Interest on short-term debt and other. In CSW's consolidated statements of income the interest expense related to the irrevocable trust is recorded in Interest and Other Charges, Interest on short-term debt and other. At March 31, 2000, the nuclear decommissioning trust balance was $91 million.

      Foreign Currency Translation
      The financial statements of SEEBOARD U.S.A., which are included in CSW's consolidated financial statements, have been translated from British pounds to U.S. dollars in accordance with SFAS No. 52. All assets and liabilities are translated at the exchange rate at the end of the period and all income statement items are translated at the average exchange rate for the applicable period. All the resulting translation adjustments are recorded directly to Accumulated other comprehensive income on CSW's Consolidated Balance Sheets. Cash flow statement items are translated at a combination of average, historical and current exchange rates. The non-cash impact of the changes in exchange rates on cash and cash equivalents, resulting from the translation of items at the different exchange rates, is shown on CSW's Consolidated Statements of Cash Flows in Effect of exchange rate changes on cash and cash equivalents.

One British pound equals the following U.S. dollar amounts:

                                    2000        1999
                                  ---------   ----------
      At March 31                  $1.59        $1.61

      Weighted average for 3
      months ended March 31        $1.61        $1.62

      At December 31                 --         $1.62

      See NOTE 7. SOUTH AMERICAN INVESTMENTS for information regarding CSW's investments in Brazil and Chile.

      Securities Available for Sale
      CSW accounts for its investments in equity securities in accordance with SFAS No. 115. The investments have been designated as available for sale, and as a result, are stated at fair value. Unrealized holding gains and losses, net of related taxes, are included in Accumulated other comprehensive income on CSW's Consolidated Balance Sheets. Information related to these securities available for sale as of March 31, 2000 is presented in the following table:

                                  Original   Unrealized Holding
                                    Cost       Gains/(Losses)     Fair Value
                                 ----------------------------------------------
                                                  (millions)

   Securities available for sale     $110            $(54)             $56


      As of March 31, 2000, CSW International has invested $110 million in stock of a Chilean electric company. Management views its investment in Chile as a long-term investment strategy and believes this investment continues to have significant long-term value and that it is recoverable. Management will continue to closely evaluate the changes in the South American economy and its impact on CSW International's investment in the Chilean electric company. See ITEM 1. NOTE
7. SOUTH AMERICAN INVESTMENTS for additional information.

      Components of Other Comprehensive Income
      The following table provides the components that comprise the balance sheet amounts in Accumulated other comprehensive income.

                                            March 31,    December 31,
               Components                     2000           1999
      -----------------------------------------------------------------
                                                  (millions)

      Foreign Currency Adjustments             $(7)            $6
      Unrealized Losses on Securities          (27)           (20)
      Minimum Pension Liability                 (4)            (4)
                                         ------------------------------
                                              $(38)          $(18)
                                         ------------------------------

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

      See ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK for additional discussion of these contracts.

      Reclassifications
      Certain financial statement items for prior periods have been reclassified to conform to the 2000 presentation. These reclassifications did not impact net income.


2.     LITIGATION AND REGULATORY PROCEEDINGS

      See the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 1999 for additional discussion of litigation and regulatory proceedings. Reference is also made to NOTE 3. COMMITMENTS AND CONTINGENT LIABILITIES and ITEM 2. MD&A for additional discussion of litigation and regulatory matters.

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

      Pursuant to the legislation, rural electric cooperatives and municipal electric systems can choose whether to participate in retail competition. Delivery of the electricity will continue to be the responsibility of the local electric transmission and distribution utility company at regulated prices. Each utility must unbundle its business activities into a retail electric provider, a power generation company and a transmission and distribution utility.

      The Texas Electric Operating Companies filed their business separation, or "unbundling", plans with the Texas Commission on January 10, 2000. The filings give an overview of how the Texas Electric Operating Companies could separate into three separate companies to meet the requirements of the Texas Legislation. Specifically, the filing describes the financial aspects of separating each company, lists the functions that each of the new business entities will perform, describes how each company will physically separate its operations, discusses the accounting aspects of separation, describes how each company will handle competitive energy services, and introduces interim and permanent codes of conduct. In March 2000, the Texas Commission ruled that CSW's proposed plans were not in compliance with the Texas Legislation. CPL and WTU were ordered to provide revised plans by May 15, 2000, and SWEPCO by June 1, 2000, that would place legal title to the generation assets and to the wire assets of the companies into separate legal entities by January 1, 2002. Other separation issues were presented in a March 31, 2000 cost unbundling filing which will also be updated to reflect the new structure required by the Texas Commission.

      During 1999, legislation was also enacted in Arkansas that will ultimately restructure the electric utility industry in that state. SWEPCO will file a business unbundling plan in Arkansas in mid-2000.

      The financial statements of the U.S. Electric Operating Companies have historically reflected the effects of applying the requirements of SFAS No. 71. Pursuant to those requirements, the U.S. Electric Operating Companies have recorded regulatory assets and liabilities (probable future revenues and refunds) to reflect the economic effect of cost-based regulation. When a company determines that its operations or a segment of its operations no longer meets the criteria for applying SFAS No. 71, it is required to apply the provisions of SFAS No. 101. Pursuant to those requirements and further guidance provided in EITF 97-4, a company is required to write-off regulatory assets and liabilities related to deregulated operations, unless recovery of such amounts is provided through rates to be collected in a continuing regulated portion of the company's operations. Additionally, it is required to determine if any plant assets are impaired under SFAS No. 121.

      Electric utilities that have stranded costs under the Texas Legislation are allowed to recover generation-related regulatory assets that otherwise may not be recoverable in the future competitive market. All or a majority of those costs can be refinanced through securitization, which is a financing structure designed to provide lower financing costs than are available through the conventional utility cost of capital model. The securitized amounts are then recovered through a non-bypassable wires charge. On October 18, 1999, CPL filed an application with the Texas Commission to securitize approximately $1.27 billion of its retail generation-related regulatory assets and approximately $47 million in other qualified costs. Hearings were held before the Texas Commission in December 1999.

      On February 10, 2000, the Texas Commission tentatively approved a settlement, which will permit CPL to securitize approximately $764 million of regulatory assets. The Texas Commission final order authorized issuance of up to $797 million of securitization bonds including $764 million for recovery of stranded costs and $33 million for other qualified costs. The $764 million for recovery of stranded costs reflects the recovery of $949 million of regulatory assets offset by $185 million to reflect customer benefits associated with accumulated deferred income taxes. CPL had previously proposed to flow these benefits back to customers over the 14-year term of the bonds. An additional $287 million of regulatory assets originally requested by CPL in its securitization request has been included in the calculation of stranded costs in

CPL's March 31, 2000 filing to establish non-bypassable charges for transmission and distribution service.

      On April 11, 2000, four parties appealed the Texas Commission's securitization order to the Travis County District Court. One of these appeals challenges the ability to recover securitization charges under the Texas Constitution. CPL will not be able to issue the securitization bonds until these appeals are resolved. As a result, the securitization bonds are not likely to be issued until 2001.

      As a result of the scheduled deregulation of generation in Texas and Arkansas, CSW concluded that it should discontinue the application of SFAS No. 71 for the generation portion of the business for CPL and WTU and the Texas and Arkansas jurisdictional portions of the generation business for SWEPCO. Under the provisions of EITF 97-4, CPL's generation-related net regulatory assets were transferred to the transmission and distribution portion of the business and will be amortized as they are recovered through charges to customers. Management currently believes that all generation-related regulatory assets for CPL will be recovered as provided under Texas Legislation. If future events were to occur that made the recovery of these assets no longer probable, CPL would write-off any non-recoverable portion of such assets as a non-cash charge to earnings.

      CPL's amount of regulatory assets and stranded costs are subject to a final determination by the Texas Commission in 2004. The Texas Legislation provides that all such finally determined stranded costs will be recovered. Since SWEPCO and WTU are not expected to have net stranded costs, all generation-related non-recoverable net regulatory assets were written off as an extraordinary loss in 1999.

      Additionally, in 1999, the Texas Electric Operating Companies performed an accounting impairment analysis of generation assets under SFAS No. 121 and concluded there was no impairment of generation assets at that time. An impairment analysis involves estimating future net cash flows arising from the use of an asset. If the net cash flows exceed the net book value of the asset, then there is no impairment of the asset for accounting purposes. The Texas Electric Operating Companies will continue to review their assets for potential impairment if events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

      The Texas Legislation also provides that each year during the 1999 through 2001 rate freeze period, utilities with stranded costs are required to apply any earnings in excess of the most recently approved cost of capital in a company's last rate case (if issued on or after January 1, 1992) to reduce stranded costs. As a result of this earnings cap, CPL recorded a net charge to earnings of $8.8 million in the first quarter of 2000 to reflect the impact of this provision. Utilities without stranded costs must either flow such amounts back to customers or make capital expenditures, at no charge to customers, to improve transmission or distribution facilities or to improve air quality. As a result, in the first quarter of 2000, WTU recorded an increase to earnings of $2.1 million and SWEPCO recorded an increase of $2.9 million to earnings from the effect of the earnings cap under the Texas Legislation. The adjustments were based on estimates and filings for 1999 made in 2000 and are subject to final determination by the Texas Commission.

      In March 2000, the Texas Electric Operating Companies filed earnings cap reports and CPL filed its ECOM report with the Texas Commission.

      Beginning January 1, 2002, fuel costs will not be subject to Texas Commission fuel reconciliation proceedings. Consequently, the Texas Electric Operating Companies will file a final fuel reconciliation with the Texas Commission which reconciles their fuel costs through the period ending December 31, 2001. These final fuel balances will be included in each company's true-up proceeding in 2004.

      CSW continues to analyze the impact of the electric utility industry restructuring legislation on the U.S. Electric Operating Companies. The Texas Commission has established numerous task forces, including representatives from the Texas Electric Operating Companies, to address various issues associated with the Texas Legislation and to provide guidance regarding implementation of restructuring.

      Also see ITEM 2. MD&A - Securitization of Generation-related Regulatory Assets and Stranded Costs.

      CPL Fuel Factor Filing
      In January 2000, CPL filed with the Texas Commission an application for authority to implement an increase in fuel factors of $55.4 million, or 16.5%, on an annual basis effective with the March 2000 billing month. Additionally, CPL proposed to implement an interim fuel surcharge of $36.5 million, including accumulated interest over a six-month period to collect its under-recovered fuel costs beginning in April 2000. In the two months subsequent to the filing, CPL experienced approximately $12.7 million in over-recoveries of fuel expense, including interest. Subsequently, CPL entered into a settlement providing for an increase in fuel factors of $43.3 million or 12.9% and a surcharge of $24.7 million. The settlement as approved by the Texas Commission enabled the increased fuel factors to be implemented in March 2000 and the surcharge began in April 2000.

      CPL Municipal Franchise Fee Litigation
      In May 1996, the City of San Juan, Texas filed a class action suit in Hidalgo County, Texas District Court on behalf of all cities served by CPL based upon CPL's alleged underpayment of municipal franchise fees. The City of San Juan's third amended petition, filed in January 2000, asserted various contract and tort claims against CPL as well as certain audit rights. The third amended petition seeks actual damages of up to $200 million, punitive damages of up to $100 million and attorneys' fees. In December 1999, the City of Weslaco was added as an additional class representative. In March 2000, the City of Weslaco filed a fourth amended petition that asserts claims for breach of contract, conversion, fraudulent inducement, fraud, negligent misrepresentation, unjust enrichment, breach of the higher public utility duty, and declaratory relief. CPL filed a counterclaim for any overpayment of franchise fees it may have made as well as its attorneys' fees. CPL also filed a motion to transfer venue to Nueces County, Texas, and a plea to the jurisdiction and pleas in abatement asserting that the Texas Commission has primary jurisdiction over the claims. In May 1996 and December 1996, respectively, the Cities of Pharr, Texas and San Benito, Texas filed individual suits making claims virtually identical to those claimed by the City of San Juan. The suit filed by the City of San Benito has been voluntarily dismissed.

      In January 1997, CPL filed an original petition at the Texas Commission requesting the Texas Commission to declare its jurisdiction over CPL's collection  and payment of municipal  franchise  fees. In April 1997,  the Texas
Commission issued a declaratory order in which it declined to assert jurisdiction over the claims of the City of San Juan. CPL appealed the Texas Commission's decision to the Travis County, Texas District Court, which affirmed the Texas Commission ruling on February 19, 1999. CPL appealed this ruling to the Austin Court of Appeals. In May 2000, the Court of Appeals affirmed the district court's decision.

      After the Texas Commission's order, the Hidalgo County District Court overruled CPL's plea to the jurisdiction. In July 1997, the Hidalgo County District Court entered an order certifying the case as a class action. CPL appealed this order to the Corpus Christi Court of Appeals. In February 1998, the Corpus Christi Court of Appeals affirmed the trial court's order certifying the class. CPL appealed the Corpus Christi Court of Appeals ruling to the Texas Supreme Court, which declined to hear the case. In August 1998, the Hidalgo County District Court ordered the case to mediation and suspended all proceedings pending the completion of the mediation. The mediation was completed in December 1998 without resolution.

      On January 5, 1999, a class notice was mailed to each of the cities served by CPL. Over 90 of the 128 cities declined to participate in the lawsuit. However, CPL has pledged that if any final, non-appealable court decision in the litigation awards a judgement against CPL for a franchise underpayment, CPL will extend the principles of that decision, with regard to the franchise underpayment, to the cities that decline to participate in the litigation. The plaintiffs filed a motion to extend the time for the cities to decide whether to participate in the lawsuit. In December 1999, the court ruled that the class would consist of approximately 30 cities, and the plaintiffs' motion to extend the time for the cities to participate in the lawsuit was withdrawn.

      Although CPL believes that it has substantial defenses to the cities' claims and intends to defend itself against the cities' claims and pursue its counterclaims vigorously, management cannot predict the outcome of the municipal franchise fee litigation or its impact on CSW's or CPL's results of operations or financial position.

      The foregoing discussion constitutes forward-looking information within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information. See FORWARD-LOOKING INFORMATION.

      CPL Valero Litigation
      In April 1998, Valero filed suit against CPL in Nueces County, Texas District Court, alleging claims for breach of contract and negligence. Valero's suit seeks in excess of $11 million as damages for property loss and lost profits allegedly incurred after an interruption of electricity to its facility in Corpus Christi, Texas in April 1996. The trial of this matter has been set for October 2, 2000. Management cannot predict the outcome of this litigation. However, management believes that CPL has valid defenses to Valero's claims and intends to defend the matter vigorously. Management also believes that the ultimate resolution of this matter will not have a material adverse impact on CSW's or CPL's consolidated results of operations or financial condition.

      The foregoing discussion constitutes forward-looking information within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information. See FORWARD-LOOKING INFORMATION.

      PSO PCB Cases
      PSO was named a defendant in petitions filed in state court in Oklahoma in 1996. The petitions allege that the plaintiffs suffered personal injury and fear future injury as a result of contamination by PCBs from a transformer malfunction that occurred in April 1982 at the Page Belcher Federal Building in Tulsa, Oklahoma. Each of the plaintiffs seeks actual and punitive damages in excess of $10,000. All but four of the claims arising from this incident have been settled or dismissed by the court. During 1999, 11 cases were settled. Four cases remain pending. Management believes that PSO has defenses to the remaining cases and intends to defend them vigorously. Management believes that the remaining claims, excluding claims for punitive damages, are covered by insurance and that the ultimate resolution of the remaining lawsuits will not have a material effect on CSW's or PSO's results of operations or financial condition.

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

      In April 2000, the parties agreed to settle the litigation by SWEPCO and CLECO and agreed to buy DHMV's interest in the mining operations and to assume related debt and other obligations. The closing date for the settlement is June 30, 2000, which can be extended until December 31, 2000 by agreement of the parties. The court has stayed the litigation until October 30, 2000 to give the parties time to consummate the settlement agreement.

      Management believes that the resolution of this matter will not have a material effect on SWEPCO's results of operations or financial condition.

      CSW Energy, Texas-New Mexico Power Company Phillips Litigation
      In May 1997, equipment operated by an unrelated third party allegedly came in contact with a Texas-New Mexico Power Company transmission line rendering Texas-New Mexico Power Company's Old Ocean switching station inoperable. As a result, Phillips' refinery, in Sweeny, Texas, lost power.

      In October 1997, Phillips filed suit against Texas-New Mexico Power Company in the District Court of Brazoria County, Texas, seeking damages in excess of $36 million alleged to be caused by the loss of power to its refinery. Texas-New Mexico Power Company denies any liability to Phillips.

      In June 1999, Texas-New Mexico Power Company joined Sweeny Cogeneration Limited Partnership as a third party defendant to the pending litigation. Texas-New Mexico Power Company alleged that during the construction of Sweeny Cogeneration Limited Partnership's cogeneration facility adjacent to Phillips' refinery, Sweeny Cogeneration Limited Partnership negligently modified Texas-New Mexico Power Company's equipment supplying power to the Phillips refinery.

      Sweeny Cogeneration Limited Partnership believes these allegations are without merit and intends to vigorously contest all claims made against it. Management is unable to predict the outcome of this litigation. However, management believes the claim is covered by insurance and the resolution of this matter will not have a material adverse effect on CSW's results of operations or financial condition.

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


3.     COMMITMENTS AND CONTINGENT LIABILITIES

      SWEPCO Henry W. Pirkey Power Plant
      In connection with the South Hallsville lignite-mining contract for its Henry W. Pirkey Power Plant, SWEPCO has agreed, under certain conditions, to assume the obligations of the mining contractor. As of March 31, 2000, the maximum amount SWEPCO believes it may have to assume is $65 million, which is the contractor's actual obligation outstanding at March 31, 2000.

      SWEPCO South Hallsville Lignite Mine
      As part of the process to receive a renewal of a Texas Railroad Commission permit for lignite mining at the South Hallsville lignite mine and expansion into the Marshall South Lignite Project area, SWEPCO has agreed to guarantee the costs of mine reclamation of up to $85 million. Since SWEPCO uses self-bonding, the guarantee provides for SWEPCO to commit to use its resources to complete the reclamation in the event the work is not completed by the third party miner. At March 31, 2000 the cost to reclaim the mine is estimated to be approximately $36 million.

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

      SWEPCO Wilkes Power Plant Copper Limit Compliance
      The EPA has issued to SWEPCO with respect to its Wilkes power plant, an administrative order for wastewater permit violations related to copper limits. Planned compliance activities, including activities that have been conducted to determine the source of copper, were presented by SWEPCO to the EPA during an administrative meeting held on August 13, 1998. SWEPCO and the EPA negotiated a $41,500 penalty. The fine has been paid. Although the issue is not officially closed, no further action is expected.

      Clean Air Provisions of the Texas Legislation
      The Texas Legislation requires that grandfathered electric generating facilities be permited and reduce emission levels 50%. Final regulations are still being developed. The estimated total costs to comply with the expected regulations are approximately $1.5 million, $1.0 million and $0.5 million for CPL, SWEPCO and WTU, respectively. Expenditures have begun to meet the requirements of the legislation.

      Proposed Regional Control Strategy Regulations
      The TNRCC adopted regulations that require reductions in nitrogen oxide emissions for existing permited electric generating facilities in the East Texas Region in addition to the Clean Air provisions of the Texas Legislation discussed above. The implementation date is May 2003 for CPL and May 2005 for SWEPCO. The current estimate for compliance with the rules is as much as $38 million for CPL and $151 million for SWEPCO in capital projects costs and as much as $3 million for CPL and $11 million for SWEPCO in additional annual operating costs.

      SEEBOARD London Underground Commitment
      SEEBOARD has committed (pound)52 million, or $83 million (converted at (pound)1.00 equals $1.59), for costs associated with its contract related to the London Underground transportation system. In 1998, SEEBOARD, through its subsidiary, SEEBOARD Powerlink, signed a $1.6 billion, 30-year contract as a joint venture partner to operate, maintain, finance and renew the high-voltage power distribution network of the London Underground.

      SEEBOARD Third Party Pension Litigation
      In the U.K., National Grid and National Power PLC have been involved in continuing litigation regarding their use of actuarial surpluses disclosed in the 1992 and 1995 valuations of the electricity industry's occupational pension plan, the ESPS. A High Court decision in favor of the National Grid and National Power PLC was appealed. On February 10, 1999, the U.K. Court of Appeal ruled that the particular arrangements made by these corporations to dispose of part of the surplus were invalid due to procedural defects. This decision was confirmed at a later hearing of the U.K. Court of Appeal held in May 1999. The National Grid has appealed to the House of Lords, the highest court of appeal in the U.K., and a decision is expected in late 2000 or early 2001. The final outcome of this appeal cannot presently be determined.

      SEEBOARD employees are members of the ESPS, and SEEBOARD has made similar use of actuarial surpluses disclosed in the 1992 and 1995 valuations. As a result of subsequent legal clarification of certain issues arising from the hearing held in May 1999, the potential impact of the ruling on SEEBOARD increased. The amount of the payments cancelled by SEEBOARD in recognition of these surpluses amounts to approximately (pound)49 million, or $78 million (converted at (pound)1.00 equals $1.59), excluding any accrued interest.

      The U.K. Court of Appeal did not order the National Grid or National Power PLC to make payment into the ESPS, and the court indicated that any requirement to make such payments would be extreme since the relevant sections of the ESPS are already in surplus. In the event that the court finally decides a payment by SEEBOARD into the ESPS is necessary, such a payment is likely to create additional pension fund surplus, which SEEBOARD should then be able to utilize over the next several years to reduce pension expense.

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

      Diversified Electric Commitments and Contingencies
      In June 1998, the 330 MW Sweeny cogeneration facility, an entity 50% owned by CSW Energy, obtained permanent project financing. The $149 million of debt, with an effective interest rate of 7.4%, is unconditionally guaranteed by the project and is non-recourse to CSW Energy and CSW. Concurrently, the project repaid its outstanding note to CSW Energy for construction financing.

      In October 1999, GE Capital Structured Finance Group purchased 50 percent of the equity ownership of Sweeny Cogeneration Limited Partnership. CSW Energy's after-tax earnings from the proceeds of the transaction were approximately $33 million and were recorded in the fourth quarter of 1999. The agreement between CSW Energy and GE Capital Structured Finance Group also provides for additional payments to CSW Energy subject to completion of an expansion of the Sweeny cogeneration facility.

      CSW Energy began construction in August 1998 of a 500 MW power plant, known as Frontera, in the Rio Grande Valley, near the city of Mission, Texas. The natural gas-fired facility began simple cycle operation of 330 MW in July 1999 and is scheduled to commence combined cycle operation in the second quarter of 2000. Pursuant to AEP's and CSW's stipulated agreement with several intervenors in the state of Texas related to the AEP Merger, CSW Energy may sell 250 MW of Frontera. See ITEM 1. NOTE 5. PROPOSED AEP MERGER for a discussion of divestiture of generating capacity.

      CSW International and its 50% partner, Scottish Power plc have entered into a joint venture to construct and operate the South Coast power project, a 400 MW combined cycle gas turbine power station in Shoreham, United Kingdom. CSW International has guaranteed approximately (pound)19 million of the (pound)190 million construction financing. Both the guarantee and the construction financing are denominated in pounds sterling. The U.S. dollar equivalent at March 31, 2000 would be $30 million and $302 million respectively, using a conversion rate of (pound)1.00 equals $1.59. The permanent financing is unconditionally guaranteed by the project. Construction of the project began in March 1999, and commercial operation is expected to begin in late 2000.

      CSW Energy's Colorado facilities are cogeneration plants with steam as a by-product of its electricity generation. In February 2000, notice was received that the lessee of the facilities utilizing the steam had filed for reorganization under Chapter 11 of the Bankruptcy Code, which could result in the lessee rejecting the leases. Should that occur, management is positioned to pursue other lease arrangements. Management believes the resolution of this matter will not have a material adverse effect on CSW's results of operations or financial condition. As of March 31, 2000, the lessee was continuing to operate the facilities under Chapter 11 protection.

      CSW, CSW Energy and CSW International have provided letters of credit and guarantees on behalf of CSW Energy and CSW International projects of approximately $78 million, $41 million, and $232 million, respectively, as of March 31, 2000.

      Numanco Commitment
      Numanco, L.L.C., which is a subsidiary of CSW Energy Services, Inc., and provides staffing services for nuclear-powered electric generating plans, has a bank commitment of $8.5 million to help fund its operations. CSW has guaranteed the bank commitment on behalf of Numanco, L.L.C.


4.     COMMON STOCK AND DIVIDENDS

      CSW's basic earnings per share of common stock are computed by dividing net income for common stock by the average number of common shares outstanding for the respective periods. CSW's dividends per common share reflect per share amounts paid for each of the respective periods.

      At March 31, 2000, approximately $1.5 billion of CSW's subsidiary companies' retained earnings were available for payment of cash dividends by such subsidiaries to CSW. The amounts of retained earnings available for dividends attributable to each the U.S. Electric Operating Companies at March 31, 2000 were as follows.

CPL - $734 million  PSO - $127 million SWEPCO - $281 million WTU - $116 million

5.    PROPOSED AEP MERGER

      On December 22, 1997, CSW and AEP announced that their boards of directors had approved a definitive merger agreement for a tax-free, stock-for-stock transaction. The combined company would serve more than 4.8 million customers in 11 states and approximately 4 million customers outside the United States. On May 27, 1998, AEP shareholders approved the issuance of the additional shares of stock required to complete the merger. On May 28, 1998, CSW stockholders approved the merger. On December 16, 1999, the merger agreement was amended to extend the term of the agreement to June 30, 2000. After June 30, 2000, either party may terminate the merger agreement if the merger has not been consummated.

      AEP is subject to the information requirements of the Securities and Exchange Act of 1934, as amended, and in accordance therewith, files reports and other information with the SEC. For additional information related to AEP, see AEP's Current Reports on Form 8-K, its Quarterly Reports on Form 10-Q and its Annual Report on Form 10-K, and the documents referenced therein.

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

      Cook Nuclear Plant
      The Cook Nuclear Plant was shut down in September 1997 due to questions regarding the operability of certain safety systems that arose during an NRC architect engineer design inspection. The two-unit, 220 MW Cook Plant is owned and operated by AEP's subsidiary, Indiana Michigan Power Company. The confirmatory action letter was issued in September 1997 requiring Indiana Michigan Power company to address certain issues identified in the letter.

      In February 2000, Indiana Michigan Power Company was notified by the NRC that the confirmatory action letter had been closed. Closing of the confirmatory action letter is one of the key approvals needed to restart the nuclear units.

      Progress to restart the units continues. Refueling of Unit 2, the first unit scheduled to restart, was completed on April 14, 2000. The NRC's final Unit 2 pre-restart inspection began on May 8, 2000, which coincides with the planned reactor heat-up of Unit 2 and the return to operational service of common plant systems. When testing and other work required for restart are complete, Indiana Michigan Power Company will seek concurrence from the NRC to return Unit 2 to service. Refueling and maintenance work to restart Unit 1 will be performed after Unit 2 is returned to service. Any issues or difficulties encountered in testing of equipment as part of the restart process could delay the restart of the units.

      Expenditures   to  restart   the  Cook  units  are   estimated   to  total
approximately $574 million. Through March 31, 2000, $453 million has been spent.

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

      FERC
      On April 30, 1998, AEP and CSW jointly filed a request with the FERC for approval of their proposed merger. On March 15, 2000, the FERC conditionally approved the merger. Conditions placed on the merger include:

- Transfer of operational control of AEP's east and west transmission systems to a fully-functioning, FERC-approved regional transmission organization by December 15, 2001, which is the same implementation date included in the FERC's general order for regional transmission organizations that applies to all transmission-owning utilities.

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

      On March 31, 2000, AEP and CSW submitted their compliance filing to the FERC. The filing outlined AEP's and CSW's plans to comply with the conditions placed on the merger by the FERC in its order issued March 15, 2000 conditionally approving the merger. As part of the filing, AEP and CSW requested the FERC to modify its order to allow the merger to be completed on May 15, 2000, if the SEC has approved the merger by that date. The FERC's merger order required AEP and CSW to make the compliance filing at least 60 days before completing the merger.

      On April 14, 2000, AEP and CSW filed a request for rehearing with the FERC. In the request for rehearing, AEP and CSW noted that they have agreed to implement the interim measures specified in the FERC's merger order and further stated that they do not expect the FERC to rule, prior to consummation of the merger, on the issues raised in the rehearing request. AEP and CSW requested that the FERC reconsider the evidence of record regarding:

- the FERC's conclusion that the merger creates vertical market power (the potential for manipulation of transmission due to the combination of generation and transmission assets); and

-  the FERC's ordered modification of the system energy pricing mechanism.

      In addition, two other intervening parties filed requests for rehearing. One party had requested the merger be rejected unless FERC ordered divestiture of certain generation and transmission assets, but the request was subsequently withdrawn. The other party requested the merger be rejected due to market power concerns.

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

      SEC
      On October 13, 1998, AEP and CSW jointly filed an application with the SEC for approval of the proposed merger. The SEC merger filing requests approval of the merger and related transactions and outlines the expected combined company benefits of the merger to AEP and CSW customers and shareholders. Since then, AEP and CSW have filed several amendments to the application. Several parties have filed petitions opposing the proposed merger at the SEC.

      Other Federal
      The FCC has approved the transfer of control of licenses of several CSW entities to AEP, which will be effective upon completion of the proposed merger.

      The proposed AEP merger has received antitrust clearance from the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

      United Kingdom
      The United Kingdom's Department of Trade and Industry approved the common ownership of the United Kingdom entities that would result from the proposed AEP merger, subject to certain conditions concerning the separate operation of their respective distribution and supply businesses.

      Other
      AEP and CSW have reached settlements with the Indiana Utility Regulatory Commission, the Kentucky Public Service Commission, the Missouri Public Service Commission, the Michigan Public Service Commission and various wholesale customers and intervenors in the FERC merger proceeding. The Public Utility Commission of Ohio has issued a decision stating that it would notify the FERC that it is no longer opposed to AEP's proposed merger with CSW and that it would no longer seek conditions to the merger. AEP and CSW have ratified a settlement agreement with local unions of the IBEW representing employees of AEP and CSW, and , as part of the settlement, the IBEW local unions have withdrawn their opposition to the merger. AEP has ratified a settlement agreement with local unions of the UWUA representing employees of AEP, and, as part of the settlement, the UWUA local unions will not oppose the merger.

      Completion of the Merger
      AEP and CSW have targeted consummation of the AEP Merger in the second quarter of 2000. The merger is conditioned, among other things, upon the approval of several state and federal regulatory agencies. All of such approvals, except from the SEC, have been obtained. The transaction must satisfy many conditions, including the condition that it must be accounted for as a pooling of interests. The parties may not waive some of these conditions. AEP and CSW continue the process of seeking regulatory approvals, but there can be no assurance as to when, on what terms or whether the required approvals will be received. After June 30, 2000, either CSW or AEP may terminate the merger agreement if all of the conditions to their respective obligations to close have not been satisfied. There can be no assurance that the AEP Merger will be consummated.

      Merger Costs
      As of March 31, 2000, CSW had deferred $46.2 million in costs related to the AEP Merger on its consolidated balance sheet, which will be charged to expense if AEP and CSW do not complete their proposed merger.


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


                                                                Other   Eliminations      CSW
                                   U.S. Electric U.K. Electric Segments & Reconciling Consoldiated
                                   ----------------------------------------------------------------
                                                               (millions)

Three months ended March 31, 2000
   Operating Revenues               $764            $485          $57       ($7)        $1,299
   Net Income/(Loss) for
    Common Stock                      23              31          (4)       (12)            38
Total Assets at March 31, 2000     9,130           3,028       2,534       (860)        13,832
Total Assets at December 31, 1999  9,239           3,024       2,688       (789)        14,162


Three months ended March 31, 1999
   Operating Revenues               $697            $476         $60        ($8)        $1,225
   Net Income/(Loss) for
    Common Stock                      32              27          --        (14)            45
Total Assets at March 31, 1999     9,014           2,966       2,579       (885)        13,674
Total Assets at December 31, 1998  8,994           3,032       2,745       (874)        13,897


7.    SOUTH AMERICAN INVESTMENTS

      At March 31, 2000, CSW International owned a 44% equity interest in Vale which it had purchased for a total of $149 million. The investment is covered by a put option, which, if exercised, requires Vale to purchase CSW International's shares at a minimum price equal to the U.S. dollar equivalent of CSW International's purchase price. As a result, management has concluded that CSW International's investment carrying amount will not be reduced below the put option value unless there is deemed to be a permanent impairment. Since 1999, Vale has experienced losses of approximately $22 million, net of tax, related to the devaluation of the Brazilian Real. Pursuant to the put option arrangement, these losses are not reflected in the carrying value of the Vale investment. Conversely, CSW International will not recognize any future earnings from Vale until the losses are recovered.

      As of March 31, 2000, CSW International had invested $110 million in stock in a Chilean electric company. The investment is classified as securities available for sale. Based on the current market value of the shares and the quarter end foreign exchange rate, the value of the investment at March 31, 2000 was $56 million. The reduction in the carrying value of this investment has been reflected in Other Comprehensive Income in CSW's Consolidated Statements of Stockholders' Equity.

      Management views its investments in South America as a long-term investment strategy and believes these investments continue to have significant long-term value and that they are recoverable. Management will continue to closely evaluate the changes in these South American economies and their impact on these investments.


8.    LONG-TERM DEBT

      In February 2000, CPL sold $150 million of unsecured floating rate notes. The bonds have a two-year final maturity of February 22, 2002, but may be redeemed at par after one year. The interest rate will reset quarterly at the then current three-month LIBOR plus 0.45%. The initial rate, set February 18, 2000, was 6.56%. Net proceeds of $149.6 million were used to refund $100 million of FMBs maturing April 1, 2000 and to repay a portion of short-term debt.

      In March 2000, CPL reacquired $50 million of its 7 1/2% Series AA FMBs due March 1, 2020. The reacquisition was funded from the issuance of Series 1999B in December 1999 which was placed in a special deposit for reacquisition.

      In March 2000, SWEPCO sold $150 million of unsecured floating rate notes. The notes have a two-year final maturity of March 1, 2002, but may be redeemed at par after one year. The interest rate will reset quarterly at the then current three-month LIBOR plus 0.23%. The initial rate set March 1, 2000 was 6.34%. Net proceeds of $149.6 million were used to refund $45 million of FMBs maturing April 1, 2000 and repay of a portion of outstanding short-term indebtedness.

      In March 2000, $10 million of PSO's 6.43% medium-term notes matured.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 1999. Reference is also made to each Registrant's unaudited Financial Statements and related Notes to Financial Statements included herein. The information included therein should be read in conjunction with, and is essential to understanding, the following discussion and analysis.


RESULTS OF OPERATIONS

      Reference is made to ITEM 1. FINANCIAL STATEMENTS for each of the Registrants' RESULTS OF OPERATIONS for the three month period ended March 31, 2000.


LIQUIDITY AND CAPITAL RESOURCES

      Overview of CSW Operating, Investing, and Financing Activities
      Cash inflows from operating activities increased $32 million to $281 million for the first quarter of 2000 compared to the same period last year. The increase in cash inflows was due primarily to lower levels of payments on accounts payable and lower levels of fuel inventories for the comparison periods. Partially offsetting the increase in cash inflows from operating activities was a lower decrease in accounts receivable balances and a larger decrease in tax accruals for the comparison periods.

      Cash outflows from investing activities increased $16 million to $199 million for the first quarter of 2000 compared to the same period a year ago. The increase in these cash outflows was due primarily to higher levels of construction expenditures in 2000 at the U.S. Electric Operating Companies. Partially offsetting the increase in cash outflows from investing activities was a lower level of spending for CSW Energy and CSW International projects.

      Cash outflows from financing activities increased $114 million to $212 million for the first quarter of 2000 compared to the first quarter 1999 due primarily to short-term debt reductions at CPL and SWEPCO. Also contributing to these increased cash outflows were higher levels of maturities of long-term debt at CPL and PSO. Partially offsetting the increase in cash outflows from financing activities were cash inflows from the sale of long-term debt at CPL and SWEPCO, as well as a special deposit related to debt reacquisitions at CPL.

      Construction Expenditures
      CSW's construction expenditures, including allowance for funds used during construction, totaled $173 million for the three months ended March 31, 2000. Such expenditures for the U.S. Electric Operating Companies totaled $46 million, $35 million, $29 million and $16 million, for CPL, PSO, SWEPCO and WTU, respectively. Construction expenditures at the U.S. Electric Operating Companies were primarily for improvements to existing production, transmission and distribution facilities. The improvements are required to meet the needs of new customers and to satisfy the changing requirements of existing customers. CSW anticipates that the majority of the funds required for construction for the remainder of the year will be provided from internal sources. However, some long-term financing will likely be required.

      Other Financing Issues
      The CSW System uses short-term debt to meet fluctuations in working capital requirements and other interim capital needs. CSW has established a system money pool to coordinate short-term borrowings for certain of its subsidiaries, primarily the U.S. Electric Operating Companies. In addition, CSW also incurs borrowings for other subsidiaries that are not included in the money pool. As of March 31, 2000, CSW had revolving credit facilities totaling $1.4 billion to back up its commercial paper program. On April 20, 2000, CSW obtained an additional $300 million revolving credit facility to back up its commercial paper program.

      In February 2000, CPL sold $150 million of unsecured floating rate notes. The bonds have a two-year final maturity of February 22, 2002, but may be redeemed at par after one year. The interest rate will reset quarterly at the then current three-month LIBOR plus 0.45%. The initial rate, set February 18, 2000, was 6.56%. Net proceeds of $149.6 million were used to refund $100 million of FMBs maturing April 1, 2000 and to repay a portion of short-term debt. CPL presently plans to replace FMBs with unsecured debt, which is expected to provide more financial flexibility as CPL unbundles its electric operations.

      In March 2000, CPL reacquired $50 million of its 7 1/2% Series AA FMBs due March 1, 2020. The reacquisition was funded from the issuance of Series 1999B in December 1999 which was placed in a special deposit for reacquisition.

      In March 2000, SWEPCO sold $150 million of unsecured floating rate notes. The notes have a two-year final maturity of March 1, 2002, but may be redeemed at par after one year. The interest rate will reset quarterly at the then current three-month LIBOR plus 0.23%. The initial rate set March 1, 2000 was 6.34%. Net proceeds of $149.6 million were used to refund $45 million of FMBs maturing April 1, 2000 and repay of a portion of outstanding short-term indebtedness.

      In March 2000, $10 million of PSO's 6.43% medium-term notes matured.

      CPL anticipates issuing securitization bonds in 2001 due to appeals from the Texas Commission's final order in the securitization proceedings. The preceding statement is a forward-looking statement within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD-LOOKING INFORMATION.


PROPOSED AEP MERGER

      On December 22, 1997, CSW and AEP announced that their boards of directors had approved a definitive merger agreement for a tax-free, stock-for-stock transaction. The combined company would serve more than 4.8 million customers in 11 states and approximately 4 million customers outside the United States. On May 27, 1998, AEP shareholders approved the issuance of the additional shares of stock required to complete the merger. On May 28, 1998, CSW stockholders approved the merger. On December 16, 1999, the merger agreement was amended to extend the term of the agreement to June 30, 2000. After June 30, 2000, either party may terminate the merger agreement if the merger has not been consummated.

      AEP is subject to the information requirements of the Securities and Exchange Act of 1934, as amended, and in accordance therewith, files reports and other information with the SEC. For additional information related to AEP, see AEP's Current Reports on Form 8-K, its Quarterly Reports on Form 10-Q and its Annual Report on Form 10-K, and the documents referenced therein.

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

      Cook Nuclear Plant
      The Cook Nuclear Plant was shut down in September 1997 due to questions regarding the operability of certain safety systems that arose during an NRC architect engineer design inspection. The two-unit, 220 MW Cook Plant is owned and operated by AEP's subsidiary, Indiana Michigan Power Company. The confirmatory action letter was issued in September 1997 requiring Indiana Michigan Power company to address certain issues identified in the letter.

      In February 2000, Indiana Michigan Power Company was notified by the NRC that the confirmatory action letter had been closed. Closing of the confirmatory action letter is one of the key approvals needed to restart the nuclear units.

      Progress to restart the units continues. Refueling of Unit 2, the first unit scheduled to restart, was completed on April 14, 2000. The NRC's final Unit 2 pre-restart inspection began on May 8, 2000, which coincides with the planned reactor heat-up of Unit 2 and the return to operational service of common plant systems. When testing and other work required for restart are complete, Indiana Michigan Power Company will seek concurrence from the NRC to return Unit 2 to service. Refueling and maintenance work to restart Unit 1 will be performed after Unit 2 is returned to service. Any issues or difficulties encountered in testing of equipment as part of the restart process could delay the restart of the units.

      Expenditures   to  restart   the  Cook  units  are   estimated   to  total
approximately $574 million. Through March 31, 2000, $453 million has been spent.

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

      FERC
      On April 30, 1998, AEP and CSW jointly filed a request with the FERC for approval of their proposed merger. On March 15, 2000, the FERC conditionally approved the merger. Conditions placed on the merger include:

- Transfer of operational control of AEP's east and west transmission systems to a fully-functioning, FERC-approved regional transmission organization by December 15, 2001, which is the same implementation date included in the FERC's general order for regional transmission organizations that applies to all transmission-owning utilities.

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

      On March 31, 2000, AEP and CSW submitted their compliance filing to the FERC. The filing outlined AEP's and CSW's plans to comply with the conditions placed on the merger by the FERC in its order issued March 15, 2000 conditionally approving the merger. As part of the filing, AEP and CSW requested the FERC to modify its order to allow the merger to be completed on May 15, 2000, if the SEC has approved the merger by that date. The FERC's merger order required AEP and CSW to make the compliance filing at least 60 days before completing the merger.

      On April 14, 2000, AEP and CSW filed a request for rehearing with the FERC. In the request for rehearing, AEP and CSW noted that they have agreed to implement the interim measures specified in the FERC's merger order and further stated that they do not expect the FERC to rule, prior to consummation of the merger, on the issues raised in the rehearing request. AEP and CSW requested that the FERC reconsider the evidence of record regarding:

- the FERC's conclusion that the merger creates vertical market power (the potential for manipulation of transmission due to the combination of generation and transmission assets); and

-  the FERC's ordered modification of the system energy pricing mechanism.

      In addition, two other intervening parties filed requests for rehearing. One party had requested the merger be rejected unless FERC ordered divestiture of certain generation and transmission assets, but the request was subsequently withdrawn. The other party requested the merger be rejected due to market power concerns.

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

      SEC
      On October 13, 1998, AEP and CSW jointly filed an application with the SEC for approval of the proposed merger. The SEC merger filing requests approval of the merger and related transactions and outlines the expected combined company benefits of the merger to AEP and CSW customers and shareholders. Since then, AEP and CSW have filed several amendments to the application. Several parties have filed petitions opposing the proposed merger at the SEC.

      Other Federal
      The FCC has approved the transfer of control of licenses of several CSW entities to AEP, which will be effective upon completion of the proposed merger.

      The proposed AEP merger has received antitrust clearance from the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

      United Kingdom
      The United Kingdom's Department of Trade and Industry approved the common ownership of the United Kingdom entities that would result from the proposed AEP merger, subject to certain conditions concerning the separate operation of their respective distribution and supply businesses.

      Other
      AEP and CSW have reached settlements with the Indiana Utility Regulatory Commission, the Kentucky Public Service Commission, the Missouri Public Service Commission, the Michigan Public Service Commission and various wholesale customers and intervenors in the FERC merger proceeding. The Public Utility Commission of Ohio has issued a decision stating that it would notify the FERC that it is no longer opposed to AEP's proposed merger with CSW and that it would no longer seek conditions to the merger. AEP and CSW have ratified a settlement agreement with local unions of the IBEW representing employees of AEP and CSW, and , as part of the settlement, the IBEW local unions have withdrawn their opposition to the merger. AEP has ratified a settlement agreement with local unions of the UWUA representing employees of AEP, and, as part of the settlement, the UWUA local unions will not oppose the merger.

      Completion of the Merger
      AEP and CSW have targeted consummation of the AEP Merger in the second quarter of 2000. The merger is conditioned, among other things, upon the approval of several state and federal regulatory agencies. All of such approvals, except from the SEC, have been obtained. The transaction must satisfy many conditions, including the condition that it must be accounted for as a pooling of interests. The parties may not waive some of these conditions. AEP and CSW continue the process of seeking regulatory approvals, but there can be no assurance as to when, on what terms or whether the required approvals will be received. After June 30, 2000, either CSW or AEP may terminate the merger agreement if all of the conditions to their respective obligations to close have not been satisfied. There can be no assurance that the AEP Merger will be consummated.

      Merger Costs
      As of March 31, 2000, CSW had deferred $46.2 million in costs related to the AEP Merger on its consolidated balance sheet, which will be charged to expense if AEP and CSW do not complete their proposed merger.

      The foregoing discussion constitutes forward-looking information within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information. See FORWARD-LOOKING INFORMATION.


COMPETITION AND INDUSTRY CHALLENGES

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

      Texas Business Separation Plan
      On January 10, 2000, CSW filed with the Texas Commission its business separation plan required by the Texas Legislation on electric utility restructuring. The business separation plan describes the approach proposed by CSW to unbundle the business activities of each of its Texas Electric Operating Companies into three entities: the Power Generation Company, the Energy Delivery Company and the Retail Electric Provider. Under CSW's business separation plan, all three new entities would continue to be owned by CSW. The Power Generation Company would own a CPL Power Generation Company and a WTU Power Generation Company. The Energy Delivery Company would own CPL, WTU and SWEPCO Energy
Delivery Companies. Although the plan is directed to meet the requirements of the Texas Legislation, CSW expects the plan will also meet the restructuring requirements anticipated to be enacted in Arkansas, Louisiana and Oklahoma.

      As a result of rulings by the Texas Commission on March 16, 2000, CSW's unbundling plan will include full legal separations of the generating assets from the wires assets of CPL and WTU by January 1, 2002. This includes the structural separation of the management and control of the Energy Delivery Companies from the Power Generation Companies as well as the creation of a separate Retail Electric Provider. For CPL and WTU, unbundling will require that legal ownership of generation, transmission and distribution assets will be separated and transferred to or vested in separate entities, the CPL and WTU Power Generation Companies and Energy Delivery Companies, respectively. The CPL and WTU Energy Delivery Companies would be regulated utilities under Texas law. Office systems, computer systems, accounting systems and similar equipment would be segregated and an employee code of conduct would restrict information exchanges between employees of the regulated entities and the other business units. Because SWEPCO also is regulated in Arkansas and Louisiana, the Texas Commission deferred its decision on the appropriate separation for SWEPCO until interested parties have an opportunity to discuss issues that could result in a separation plan acceptable in each state. CSW believes that its total cost to restructure the CSW System, which includes costs for the Energy Delivery Company, Power Generation Company and Retail Electric Provider in implementing retail competition in its service territory, is approximately $200 million, including refinancing costs. Recognition in rates of the Texas jurisdictional Energy Delivery Company portion of these costs will be sought in the Texas Electric Operating Companies' cost unbundling filings to establish new Energy Delivery Company regulated rates during the year 2000.

      Proposed Energy Delivery Costs for Texas Retail Competition
      On March 31, 2000, CSW and its Texas Electric Operating Companies submitted a filing to the Texas Commission to request approval of the proposed energy delivery charge portion of customer bills when retail competition begins in Texas on January 1, 2002.

      These filings are part of the transition to retail competition for electricity customers in Texas as provided in the Texas Electric Restructuring Legislation. The ultimate effect of this transition will be a 6% reduction in the overall total bills for residential and small commercial customers when retail competition begins. These customers also will have the opportunity for additional savings by shopping for a new electric provider.

      The March 31, 2000 filing was made for CSW's new Energy Delivery Companies, which will deliver electricity to customers and will remain, regulated by the Texas Commission when retail competition begins.

      The energy delivery charge will cover the following costs:

-     Transmission system charge

-     Energy delivery system charges including:
-     Distribution charge
-     Metering system charge
-     Customer service charge
-     Energy efficiency rider
-     Nuclear decommissioning charge for CPL only

-     Competition Transition Charge
- Transition charge to recover CPL's securitized regulatory assets as previously approved by the Texas Commission and other qualified costs
-     Competition transition charge to recover CPL's remaining stranded costs
- Competition restructuring charge to recover one-time costs incurred to implement retail competition

-     System benefit fund (approximately 50 cents per megawatt-hour)

-     Municipal gross receipts for payment of franchise fees to municipalities

      A May 15, 2000 filing will further clarify the proposed costs for CPL and WTU. A similar filing for SWEPCO will be submitted June 1, 2000. The May 15 and June 1 filings became necessary after the Texas Commission chose not to allow CSW's proposed two-stage approach to unbundling, as filed in the Business Separation Plan on January 10, 2000.

      The March 31, 2000 filing envisions the continued recovery of costs associated with investments made under the regulated market structure that might be unrecoverable or left stranded in a competitive market. CPL is seeking recovery of stranded costs associated with its 25.2% ownership of STP.

      CPL currently estimates that its total amount of stranded costs is $2.08 billion. Of this amount, $949 million, less $185 million of associated tax benefits, has been approved for recovery by the Texas Commission through securitization. A second phase of securitization is expected to occur after the Texas Commission makes a preliminary determination of stranded costs, currently expected to occur in the first half of 2001.

      As part of the transition to competition, the legislation allowed electric utilities to securitize 100% of regulatory assets (regulatory costs whose recovery has been delayed until some future date) and 75% of the stranded costs identified in the Texas Commission's ECOM model. Continued recovery of the remaining 25% of stranded costs will occur through a competitive transition charge included in the energy delivery charge.

      The other significant costs driving the amount of the proposed energy delivery charge are planned new additions to transmission and distribution systems that deliver electricity to customers. Significant transmission line expenditures are being made by CPL and WTU to connect new independent generators to the electric system and to eliminate transmission bottlenecks, which could hinder competition.

      Code of Conduct Under Customer Choice
      Legislation was enacted in Arkansas and Texas in 1999 to restructure the electric utility industry in those states. These two new laws require that the CSW System begin to separate its business activities into power generation units, retail electric providers and transmission and distribution units. Power generation units and retail electric providers will be non-regulated; transmission and distribution entities will continue to be regulated.

      The purpose of these laws and the separation they impose is to create financial and informational firewalls between regulated and non-regulated activities of the CSW System so that competitively sensitive information cannot be shared by regulated and non-regulated entities.

      In order to comply with the new Arkansas and Texas laws, the Registrants will follow a code of conduct, which requires the non-regulated business activities to operate separately from the regulated activities. Transactions between the regulated and non-regulated activities are subject to an information-sharing firewall and the requirement to act on an arm's-length basis.

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

      On February 10, 2000, the Texas commission tentatively approved a settlement, which will permit CPL to securitize certain regulatory assets. The Texas Commission final order authorized the issuance of up to $797 million of securitization bonds including $764 million for recovery of stranded costs and $33 million for other qualified costs. The $764 million for recovery of stranded costs reflects the recovery of $949 million of regulatory assets offset by $185 million to reflect customer benefits associated with accumulated deferred income taxes. CPL had previously proposed to flow these benefits back to customers over the 14-year term of the bonds. An additional $287 million of regulatory assets originally requested by CPL in its securitization request has been included in the calculation of stranded costs in CPL's March 31, 2000 filing to establish non-bypassable charges for transmission and distribution service.

      On April 11, 2000, four parties appealed the Texas Commission's securitization order to the Travis County District Court. One of these appeals challenges the ability to recover securitization charges under the Texas Constitution. CPL will not be able to issue the securitization bonds until these appeals are resolved. As a result the securitization bonds are not likely to be issued until 2001.

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

      CPL believes it will also have stranded costs, which are the excess of net book value of generation assets as defined over the market value of those assets. CPL's amount of regulatory assets and stranded costs are subject to a final determination by the Texas Commission in 2004. The Texas Legislation provides that all such finally determined stranded costs will be recovered. Since SWEPCO and WTU are not expected to have net stranded costs, all generation-related non-recoverable net regulatory assets were written off and reflected on their statements of income as an extraordinary loss in 1999.

      Additionally, in 1999, the Texas Electric Operating Companies performed an accounting impairment analysis of generation assets under SFAS No. 121 and concluded there was no impairment of generation assets at that time. An impairment analysis involves estimating future net cash flows arising from the use of an asset. If the net cash flows exceed the net book value of the asset, then there is no impairment of the asset for accounting purposes. The Texas Electric Operating Companies will continue to review their assets for potential impairment if events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

      The foregoing discussion constitutes forward-looking information within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information. See FORWARD-LOOKING INFORMATION.

      Texas Legislation and Final Fuel Proceedings
      Beginning January 1, 2002, fuel costs will not be subject to Texas Commission fuel reconciliation proceedings. Consequently, CPL, SWEPCO, and WTU will file a final fuel reconciliation with the Texas Commission reconciling fuel costs through the period ending December 31, 2001. These final fuel balances will be included in each company's true-up proceeding in 2004.

      Industry Restructuring Initiatives in Oklahoma
      The Oklahoma Legislature continues to consider several bills, which would provide the framework to implement retail customer choice as scheduled on July 1, 2002, pursuant to previously enacted legislation. PSO is unable to predict if legislation to implement retail customer choice will be enacted in the current session of the Oklahoma Legislature.


RATES AND REGULATORY MATTERS

      Other
      Reference is made to NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for information regarding fuel proceedings at CPL and SWEPCO.

U.K. ELECTRIC

      SEEBOARD Recent Regulatory Actions
      Following the completion of the phased-in opening of the United Kingdom domestic and small business electricity market to competition in May 1999, all customers are now able to choose their electricity supplier. SEEBOARD competes for customers in its own area as well as throughout the rest of the United Kingdom. The DGEGS has allowed a significant portion of the system development costs associated with the introduction of competition to be recovered by the regional electricity companies through a charge to all customers over the next five years. The DGEGS has also announced price restraints which set a maximum amount that existing electricity supply companies can charge their domestic and small business customers, taking into account its view of future electricity purchase costs. For SEEBOARD, these price restraints reduced prices in real terms by 6% for the regulatory year ended March 31, 1999, and a further 3% for the following regulatory year ending March 31, 2000.

       Regulatory Price Proposal for SEEBOARD
      On December 2, 1999, OFGEM published its final price proposals from its United Kingdom electricity distribution review. OFGEM has proposed revenue reductions in SEEBOARD's distribution business of 21%. In addition, OFGEM has proposed the reallocation of a further 12% of costs out of SEEBOARD's distribution business into its supply business. These proposals were accepted on December 20, 1999, and will take effect on April 1, 2000, and remain in effect for five years. OFGEM's proposals will reduce net income for SEEBOARD in the year 2000 by approximately $40 million, dependent upon the level of further cost reductions that can be achieved, and by approximately $60 million in 2001. CSW's net income from SEEBOARD U.S.A., its United Kingdom business segment, was $118 million for the twelve months ended March 31, 2000.

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

      In the fourth quarter of 1999, SEEBOARD's credit rating was downgraded to BBB+ due to recent U.K. regulatory action.

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

      SEEBOARD employees are members of the ESPS, and SEEBOARD has made similar use of actuarial surpluses disclosed in the 1992 and 1995 valuations. As a result of subsequent legal clarification of certain issues arising from the hearing held in May 1999, the potential impact of the ruling on SEEBOARD increased. The amount of the payments cancelled by SEEBOARD in recognition of these surpluses amounts to approximately (pound)49 or $78 million (converted at (pound)1.00 equals $1.59), excluding any accrued interest.

      The U.K. Court of Appeal did not order the National Grid or National Power PLC to make payment into the ESPS, and the court indicated that any requirement to make such payments would be extreme since the relevant sections of the ESPS are already in surplus. In the event that the court finally decides a payment by SEEBOARD into the ESPS is necessary, such a payment is likely to create additional pension fund surplus, which SEEBOARD should then be able to utilize over the next several years to reduce pension expense.

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

      CSW Energy began construction in August 1998 of a 500 MW power plant, known as Frontera, in the Rio Grande Valley, near the city of Mission, Texas. The natural gas-fired facility began simple cycle operation of 330 MW in July 1999 and is scheduled to commence combined cycle operation in the second quarter of 2000. Pursuant to AEP's and CSW's stipulated agreement with several intervenors in the state of Texas related to the AEP Merger, CSW Energy may sell 250 MW of Frontera upon completion of the merger. See ITEM 2. - MD&A, PROPOSED AEP MERGER and ITEM 1. NOTE 5. PROPOSED AEP MERGER for additional information.

      CSW Energy also has entered into an agreement with Eastman Chemical Company to construct and operate a 440 MW cogeneration facility in Longview, Texas. This facility is known as the Eastex Cogeneration Project. Construction of the facility began in the fourth quarter of 1999, with expected operation in early 2001. Excess electricity generated by the plant will be sold by CSW Energy in the wholesale electricity market.

      In October 1999, GE Capital Structured Finance Group purchased 50% of the equity ownership of Sweeny Cogeneration Limited Partnership. CSW Energy's after-tax earnings from the proceeds of the transaction were approximately $33 million and were recorded in the fourth quarter of 1999. The agreement between CSW Energy and GE Capital Structured Finance Group also provides for additional payments to CSW Energy, subject to completion of a planned expansion of the Sweeny cogeneration facility, which is expected to be operational in the fourth quarter of 2000.

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

      CSW International and its 50% partner, Scottish Power plc have entered into a joint venture to construct and operate the South Coast power project, a 400 MW combined cycle gas turbine power station in Shoreham, United Kingdom. CSW International has guaranteed approximately (pound)19 million of the (pound)190 million construction financing. Both the guarantee and the construction financing are denominated in pounds sterling. The U.S. dollar equivalent at March 31, 2000 was $30 million and $302 million respectively, using a conversion rate of (pound)1.00 equals $1.59. The permanent financing is unconditionally guaranteed by the project. Construction of the project began in March 1999, and commercial operation is expected to begin in late 2000.

      At March 31, 2000, CSW International owned a 44% equity interest in Vale, which it had purchased for a total of $149 million. The investment is covered by a put option, which, if exercised, requires Vale to purchase CSW International's shares at a minimum price equal to the U.S. dollar equivalent of CSW International's purchase price. As a result, management has concluded that CSW International's investment carrying amount will not be reduced below the put option value unless there is deemed to be a permanent impairment. Since 1999, Vale has experienced losses of approximately $22 million, net of tax, related to the devaluation of the Brazilian Real. Pursuant to the put option arrangement, these losses are not reflected in the carrying value of the Vale investment. Conversely, CSW International will not recognize any future earnings from Vale until the losses are recovered.

      As of March 31, 2000, CSW International had invested $110 million in stock of a Chilean electric company. The investment is classified as securities available for sale and accounted for by the cost method. Based on the current market value of the shares and the quarter end foreign exchange rate, the value of the investment at March 31, 2000 was $56 million. The reduction in the carrying value of this investment has been reflected in Other Comprehensive Income in CSW's Consolidated Statements of Stockholders' Equity.

      Management views its investments in South America as a long-term investment strategy and believes these investments continue to have significant long-term value and that they are recoverable. Management will continue to closely evaluate the changes in these South American economies and their impact on these investments.

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

      Cost to Address Year 2000 Issues
      As of March 31, 2000, cost incurred for the year 2000 project amounted to approximately $33 million, including $2 million in the first quarter of 2000.

      Transition Results to Date
      The results of the year 2000 project have all been positive. The CSW System completed the year 2000 transition without any year 2000 related problems.

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

      In response to the development of a more competitive electric energy market, CSW has received regulatory approval, which authorizes the U.S. Electric Operating Companies to conduct a pilot program offering power sales agreements at tariffed rates with a fixed fuel cost. To offset the commodity price risk associated with these contracts, CSW has purchased natural gas swaps and futures contracts. These arrangements cover estimated natural gas deliveries beginning in May 2000 and continuing for the remainder of the year. Natural gas volumes purchased to serve these contracts, for which CSW has secured swap or futures contracts, represents approximately 1% of annual natural gas purchases.

      Based on contractual commitments at March 31, 2000, CSW's natural gas futures and swap contracts and electricity forward contracts that are sensitive to changes in commodity prices include fair value of deferred gains or assets of $4.2 million. The swap and future contracts hedge a portion of the related commodity price exposure for 2000. Cash inflows on these contracts would offset lower margins on electricity sales to customers under tariffed rates with fixed fuel costs. The electricity forward contracts hedge a portion of CSW's energy requirements through August 2000. The average contract cost for forward purchases is $69 per MWH and $2.74 per MMbtu versus average fair market quotes at March 31, 2000 of $82.95 per MWH and $2.97 per MMbtu, respectively. The average cost for natural gas futures contracts is $2.67 per MMbtu and $2.38 per MMbtu for swaps versus a fair market value quote of $2.98 per month.

      SEEBOARD has entered into contracts for differences to reduce exposure to fluctuations in the price of electricity purchased from the United Kingdom's electricity power pool. This pool was established at privatization of the United Kingdom's electric industry for the bulk trading of electricity between generators and suppliers. At March 31, 2000, the gross value of such contracts for differences was approximately 93% of the expected power purchases for 2000.

      CSW has, at times, been exposed to currency and interest rate risks which reflect the floating exchange rate that exists between the U.S. dollar and the British pound. CSW has utilized certain risk management tools to manage adverse changes in exchange rates and to facilitate financing transactions resulting from CSW's acquisition of SEEBOARD. At March 31, 2000, CSW had positions in two cross currency swap contracts. The following table presents information relating to these contracts. The fair value of cross currency swaps reflect third party valuations calculated using proprietary pricing models. Based on these valuations, CSW's position in these cross currency swaps represented an unrealized loss of $36.5 million at March 31, 2000. This unrealized loss is offset by unrealized gains related to the underlying transactions being hedged, which are included in long-term debt on CSW's consolidated balance sheet at a carrying value of approximately $411 million. CSW expects to hold these contracts to maturity.

                                               Expected          Expected Cash
                                             Cash Inflows          Outflows
Contract                 Maturity Date     (Maturity Value)     (Market Value)
--------------------------------------------------------------------------------
                                                        (millions)
Cross currency swaps    August 1, 2001           $200                $210
Cross currency swaps    August 1, 2006           $200                $227

      For information related to currency risk in South America see DIVERSIFIED ELECTRIC - CSW International and ITEM 1. NOTE 7. SOUTH AMERICAN INVESTMENTS.

PART II - OTHER INFORMATION

      For background and earlier developments relating to PART II information, reference is made to the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 1999.


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of security holders of the Registrants since the last annual meeting was held. No annual meetings have been held in 2000 in contemplation of consummation of the merger. If the merger is not consummated for any reason, the Registrants will schedule annual shareholder meetings later this year.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS:

   (3)      Articles of Incorporation and Bylaws.

      CPL
      1 Amendment of the Bylaws of Central Power and Light Company, effective April 19, 2000, filed herewith.

      PSO
      2 Bylaws of Public Service Company of Oklahoma, as amended April 18, 2000, filed herewith.

      SWEPCO
      3 Bylaws of Southwestern Electric Power Company, as amended April 27, 2000, filed herewith.

      WTU
      4 Bylaws of West Texas Utilities Company, as amended May 1, 2000, filed herewith.


 (12)Computation  of Ratio of  Earnings to Fixed  Charges
     CPL - (Exhibit  12.1), filed herewith.
     PSO - (Exhibit 12.2), filed herewith.
     SWEPCO - (Exhibit  12.3), filed herewith.
     WTU - (Exhibit  12.4), filed herewith.

(27) Financial  Data  Schedules
     CSW - (Exhibit  27.1), filed herewith.
     CPL - (Exhibit  27.2), filed herewith.
     PSO - (Exhibit  27.3), filed herewith.
     SWEPCO - (Exhibit 27.4), filed  herewith.
     WTU - (Exhibit  27.5), filed herewith.

(b) REPORTS FILED ON FORM 8-K:

CSW, CPL, SWEPCO and WTU
Date of earliest event reported: January 10, 2000
Date of report:  January 25, 2000
Item 5. Other Events and Item 7. Financial Statements and Exhibits, copies of news release and Texas Commission filing by CSW and its three electric utilities serving Texas jurisdictional customers announcing a business separation plan for "unbundling" Texas electrical utilities into three entities: a retail electric provider, a power generation company and an energy delivery company.

SWEPCO
Date of earliest event reported: February 4, 2000
Date of report:  February 4, 2000
Item 5. Other Events and Item 7. Financial Statements and Exhibits, reporting SWEPCO's 1999 earnings in anticipation of filing a Form S-3 registration statement with the SEC for a new debt offering. Exhibits include a ratio of earnings to fixed charges and a financial data schedule.

CSW, CPL, PSO, SWEPCO and WTU
Date of earliest event reported: January 25, 2000
Date of report:  February 14, 2000
Item 5. Other Events and Item 7. Financial Statements and Exhibits, news releases reporting regulatory approvals of AEP Merger from United Kingdom's Department of Trade and Industry and United States Department of Justice; news release reporting a settlement between CPL and the Texas Commission relating to the initial securitization of stranded costs; and the reporting of CPL's 1999 earnings in anticipation of a new debt offering. Exhibits include a ratio of earnings to fixed charges and a financial data schedule.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned Registrant shall be deemed to relate only to matters having reference to such Registrant or its subsidiaries.

                       CENTRAL AND SOUTH WEST CORPORATION

Date: May 12, 2000                   /s/ Lawrence B. Connors
                                     -----------------------
                                     Lawrence B. Connors
                                     Controller and Chief Accounting Officer
                                     (Principal Accounting Officer)



                      CENTRAL POWER AND LIGHT COMPANY
                     PUBLIC SERVICE COMPANY OF OKLAHOMA
                   SOUTHWESTERN ELECTRIC POWER COMPANY
                         WEST TEXAS UTILITIES COMPANY

Date: May 12, 2000                   /s/ R. Russell Davis
                                     --------------------
                                     R. Russell Davis
                                     Controller and Chief Accounting Officer
                                     (Principal Accounting Officer)